Form 10-Q
period 2008-06-30
HSN, Inc.
filed 2008-09-22
CIK 1434729

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-34061

HSN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2590893 (I.R.S. Employer Identification No.)
1 HSN Drive, St. Petersburg, Florida 33729 (Address of principal executive offices, including zip code)
(727) 872-1000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 20, 2008, the issuer had 56,144,693 shares of common stock outstanding.

 HSN, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

 PART 1—FINANCIAL STATEMENTS

Item 1.    Combined Financial Statements

HSN, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue	$695,826	$681,506	$1,372,712	$1,348,211
Cost of sales (exclusive of depreciation shown separately below)	447,261	421,474	888,663	840,180

Gross margin	248,565	260,032	484,049	508,031
Selling and marketing expense	144,245	153,556	280,995	290,009
General and administrative expense	55,787	51,074	110,161	105,040
Production and programming expense	14,468	13,867	28,811	28,747
Amortization of non-cash marketing	546	450	4,261	450
Amortization and impairment of intangibles	80,256	2,701	82,454	6,786
Depreciation	9,395	8,621	18,421	17,089
Goodwill impairment	221,500	—	221,500	—

Operating (loss) income	(277,632)	29,763	(262,554)	59,910
Other income (expense):
Interest income	24	120	39	189
Other expense	—	(148)	—	(256)

Total other income (expense), net	24	(28)	39	(67)

(Loss) earnings from continuing operations before income taxes	(277,608)	29,735	(262,515)	59,843
Income tax benefit (provision)	28,231	(11,315)	22,544	(22,771)

(Loss) earnings from continuing operations	(249,377)	18,420	(239,971)	37,072
Gain on sale of discontinued operations, net of tax	—	34,795	—	34,795
(Loss) income from discontinued operations, net of tax	(974)	21,391	(2,034)	19,825

Net (loss) income	$(250,351)	$74,606	$(242,005)	$91,692

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

COMBINED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
	(In thousands)
ASSETS
Cash and cash equivalents	$5,057	$6,220
Accounts receivable, net of allowance of $9,687 and $8,112, respectively	135,303	192,609
Inventories	339,937	317,411
Deferred income taxes	24,025	24,606
Prepaid expenses and other current assets	56,079	55,182

Total current assets	560,401	596,028
Property and equipment, net	151,125	155,805
Goodwill	2,662,830	2,884,389
Intangible assets, net	489,208	571,662
Other non-current assets	10,719	12,747

TOTAL ASSETS	$3,874,283	$4,220,631

LIABILITIES AND INVESTED EQUITY
LIABILITIES:
Accounts payable, trade	$203,110	$260,531
Income taxes payable	827	1,811
Accrued expenses and other current liabilities	151,453	186,501

Total current liabilities	355,390	448,843
Other long-term liabilities	8,440	8,933
Deferred income taxes	788,728	819,969
Commitments and contingencies
INVESTED EQUITY:
Invested capital	4,280,408	4,522,873
Receivables from IAC and subsidiaries	(1,559,460)	(1,581,157)
Accumulated other comprehensive income	777	1,170

Total invested equity	2,721,725	2,942,886

TOTAL LIABILITIES AND INVESTED EQUITY	$3,874,283	$4,220,631

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

COMBINED STATEMENT OF INVESTED EQUITY

(Unaudited)

	Total	Invested Capital	Receivables from IAC and Subsidiaries	Accumulated Other Comprehensive Income
	(In thousands)
Balance as of December 31, 2007	$2,942,886	$4,522,873	$(1,581,157)	$1,170
Comprehensive loss:
Net loss for the six months ended June 30, 2008	(242,005)	(242,005)	—	—
Foreign currency translation	(393)	—	—	(393)

Comprehensive loss	(242,398)
Net transfers to IAC	(460)	(460)	—	—
Net change in receivables from IAC and subsidiaries	21,697	—	21,697	—

Balance as of June 30, 2008	$2,721,725	$4,280,408	$(1,559,460)	$777

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income	$(242,005)	$91,692
Less: loss (income) from discontinued operations, net of tax	2,034	(54,620)

(Loss) earnings from continuing operations	(239,971)	37,072
Adjustments to reconcile (loss) earnings from continuing operations to net cash provided by operating activities attributable to continuing operations:
Goodwill impairment	221,500	—
Amortization and impairment of intangibles	82,454	6,786
Depreciation	18,421	17,089
Non-cash compensation expense	7,737	6,256
Amortization of cable and satellite distribution fees	2,114	2,452
Amortization of non-cash marketing	4,261	450
Deferred income taxes	(31,033)	(4,163)
Bad debt expense	9,242	6,014
Changes in current assets and liabilities:
Accounts receivable	48,064	29,628
Inventories	(22,526)	(17,451)
Prepaid expenses and other current assets	(1,259)	(5,135)
Accounts payable and other current liabilities	(92,882)	(54,411)
Income taxes payable	102	(121)
Other, net	(9)	490

Net cash provided by operating activities attributable to continuing operations	6,215	24,956

Cash flows from investing activities attributable to continuing operations:
Transfers from (to) IAC	9,865	(10,246)
Capital expenditures	(15,468)	(20,138)
Other, net	—	596

Net cash used in investing activities attributable to continuing operations	(5,603)	(29,788)

Cash flows from financing activities attributable to continuing operations:
Principal payments on long-term obligations	(60)	—
Excess tax benefits from stock-based awards	65	1,927

Net cash provided by financing activities attributable to continuing operations	5	1,927

Total cash provided by (used in) continuing operations	617	(2,905)

Net cash (used in) provided by operating activities attributable to discontinued operations	(939)	4,759
Net cash used in investing activities attributable to discontinued operations	—	(739)
Net cash used in financing activities attributable to discontinued operations	—	(36,641)

Total cash used in discontinued operations	(939)	(32,621)
Effect of exchange rate changes on cash and cash equivalents	(841)	(5,871)

Net decrease in cash and cash equivalents	(1,163)	(41,397)
Cash and cash equivalents at beginning of period	6,220	53,367

Cash and cash equivalents at end of period	$5,057	$11,970

The accompanying Notes to Combined Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Spin-Off

        On November 5, 2007, IAC/InterActiveCorp. ("IAC") announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying HSN as one of those five companies. In these combined financial statements, we refer to the separation transaction as the "spin-off". In anticipation of the spin-off, HSN, Inc. ("HSNi") was incorporated as a Delaware corporation in May 2008. Effective August 20, 2008, HSNi completed the spin-off. Prior to the spin-off, HSN was a wholly owned subsidiary of IAC and did not have any material assets or liabilities, nor did HSN engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities, nor did HSN engage in any business or other activities. Since completion of the spin-off, HSNi now consists of HSN and Cornerstone, the businesses that formerly comprised IAC's Retailing segment. HSN consists of the HSN television network and HSN.com, and Cornerstone includes the Cornerstone Brands portfolio of leading print catalogs and related websites, as well as a limited number of retail stores. HSNi does not include the equity investment in Jupiter Shop Channel, the investment in Arcandor AG and the related contingent value right. The businesses operated by HSNi following the spin-off are referred to herein as the "HSNi Businesses." HSNi will also include the entities classified as discontinued operations in Note 6.

Basis of Presentation

        The historical combined financial statements of HSNi and its subsidiaries reflect the contribution or other transfer to HSNi of all of the subsidiaries and assets and the assumption by HSNi of all of the liabilities relating to the HSNi Businesses in connection with the spin-off and the allocation to HSNi of certain IAC corporate expenses relating to the HSNi Businesses. Accordingly, the historical combined financial statements of HSNi reflect the historical financial position, results of operations and cash flows of the HSNi Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical bases of the assets and liabilities of the HSNi Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been computed for HSNi on an as if stand-alone, separate tax return basis. These financial statements are prepared on a combined, rather than a consolidated, basis because they exclude certain investments and assets that were owned, either directly or indirectly, by legal entities that comprise the HSNi Businesses. The ownership of these investments and assets will be retained by IAC after the spin-off. These combined financial statements present IAC's and its subsidiaries net investment in the HSNi Businesses as invested equity in lieu of shareholders' equity. Intercompany transactions and accounts have been eliminated.

        In the opinion of HSNi's management, the assumptions underlying the historical combined financial statements of HSNi are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of HSNi would have been had HSNi been a stand-alone company during the periods presented.

        The accompanying unaudited combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of HSNi's management, all adjustments (consisting of normal recurring

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION (Continued)

accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited combined financial statements should be read in conjunction with HSNi's audited combined financial statements and notes thereto for the year ended December 31, 2007.

Company Overview

        HSNi markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network, (ii) catalogs, which consist primarily of the Cornerstone Brands portfolio of leading print catalogs which includes Frontgate, Garnet Hill, Ballard Designs, Improvements, Smith & Noble, The Territory Ahead and TravelSmith and (iii) websites, which consist primarily of HSN.com and branded websites operated by Cornerstone Brands. HSNi's television home shopping business and related internet commerce is referred to herein as "HSN" and all catalog operations, including related internet commerce, are collectively referred to herein as "Cornerstone."

        HSN offerings primarily consist of jewelry, apparel & accessories, health & beauty and home & other. Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

        HSNi's management is required to make certain estimates and assumptions during the preparation of its combined financial statements in accordance with U.S. generally accepted accounting principles. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the combined financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying combined financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the recovery of goodwill and intangible assets; the determination of deferred income taxes, including related valuation allowances; and assumptions related to the determination of stock-based compensation.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. HSNi is currently assessing the impact of SFAS No. 160 on its combined financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. HSNi is currently assessing the impact of the adoption of SFAS No. 141R on its combined financial position, results of operations and cash flows.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        In the second quarter of 2008, HSNi recorded impairment charges related to goodwill and indefinite—lived intangible assets of $221.5 million and $78.5 million, respectively. The charges related to the impairment of indefinite-lived intangible assets are included in amortization and impairment of intangibles in the accompanying combined statements of operations.

        The impairments at HSNi were recorded at the Cornerstone reporting unit and are due, in part, to the significant deterioration in the macro economic environment for retailers, particularly in the home and apparel categories (which are Cornerstone's primary markets), the negative impact of this environment on Cornerstone's performance and the related reduction in market valuations for retailers. The effect of these market conditions has been exacerbated by execution issues and turnover of management of certain catalogs within Cornerstone.

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	June 30, 2008	December 31, 2007
Goodwill	$2,662,830	$2,884,389
Intangible assets with indefinite lives	476,348	554,848
Intangible assets with definite lives, net	12,860	16,814

Total goodwill and intangible assets, net	$3,152,038	$3,456,051

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At June 30, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$159,268	$(159,268)	$—	4.1
Customer lists	36,773	(25,696)	11,077	4.7
Merchandise agreements	33,257	(33,257)	—	4.7
Technology	28,007	(28,007)	—	3.9
Other	7,409	(5,626)	1,783	8.5

Total	$264,714	$(251,854)	$12,860

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$159,268	$(159,268)	$—	4.1
Customer lists	36,773	(22,468)	14,305	4.7
Merchandise agreements	33,257	(33,257)	—	4.7
Technology	28,007	(27,665)	342	3.9
Other	7,409	(5,242)	2,167	8.5

Total	$264,714	$(247,900)	$16,814

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2007 balances, such amortization for the next four years is estimated to be as follows (in thousands):

Years Ending December 31,
2008	$7,463
2009	6,844
2010	2,132
2011	375

$16,814

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the six months ended June 30, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	(Deductions)	Impairment	Balance as of June 30, 2008
HSN	$2,390,197	$—	$—	$—	$2,390,197
Cornerstone	494,192	—	(59)	(221,500)	272,633

Total	$2,884,389	$—	$(59)	$(221,500)	$2,662,830

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net is as follows (in thousands):

	June 30, 2008	December 31, 2007
Capitalized software	$182,372	$169,709
Computer and broadcast equipment	87,449	81,821
Buildings and leasehold improvements	75,585	72,815
Furniture and other equipment	59,905	58,058
Projects in progress	9,356	19,572
Land	11,776	11,778

	426,443	413,753
Less: accumulated depreciation and amortization	(275,318)	(257,948)

Total property and equipment, net	$151,125	$155,805

NOTE 5—SEGMENT INFORMATION

        The overall concept that HSNi employs in determining its operating segments and related financial information is to present them in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two operating segments, HSN and Cornerstone. Entities included in discontinued operations, as described in Note 6, are excluded from the schedules below.

        HSNi's primary metric is Operating Income Before Amortization, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) pro forma adjustments for significant acquisitions, and (5) one-time items. HSNi believes this measure is useful to investors because it represents the combined operating results from HSNi's segments, taking into account depreciation, which it believes is an ongoing cost of doing business, but excluding the effects of any other non-cash expenses. Operating Income Before Amortization has certain limitations in that it does not take into account the impact to HSNi's statement of operations of certain expenses, including non-cash compensation, amortization of non-cash marketing and acquisition-related accounting.

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

        The following tables reconcile Operating Income Before Amortization to operating (loss) income for HSNi's operating segments and to net (loss) income in total (in thousands):

	For the Three Months Ended June 30, 2008:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization and Impairment of Intangibles	Goodwill Impairment	Operating Income (Loss)
HSN	$26,656	$(3,640)	$(546)	$(142)	$—	$22,328
Cornerstone	2,711	(1,057)	—	(80,114)	(221,500)	(299,960)

Total	$29,367	$(4,697)	$(546)	$(80,256)	$(221,500)	(277,632)

Other income, net						24

Loss from continuing operations before income taxes						(277,608)
Income tax benefit						28,231

Loss from continuing operations						(249,377)
Loss from discontinued operations, net of tax						(974)

Net loss						$(250,351)

	For the Three Months Ended June 30, 2007:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income
HSN	$21,687	$(1,868)	$(450)	$(647)	$18,722
Cornerstone	14,448	(1,353)	—	(2,054)	11,041

Total	$36,135	$(3,221)	$(450)	$(2,701)	29,763

Other expense, net					(28)

Earnings from continuing operations before income taxes					29,735
Income tax provision					(11,315)

Earnings from continuing operations					18,420
Income from discontinued operations, net of tax					56,186

Net income					$74,606

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	For the Six Months Ended June 30, 2008:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization and Impairment of Intangibles	Goodwill Impairment	Operating Income (Loss)
HSN	$56,591	$(5,226)	$(4,261)	$(285)	$—	$46,819
Cornerstone	(3,193)	(2,511)	—	(82,169)	(221,500)	(309,373)

Total	$53,398	$(7,737)	$(4,261)	$(82,454)	$(221,500)	(262,554)

Other income, net						39

Loss from continuing operations before income taxes						(262,515)
Income tax benefit						22,544

Loss from continuing operations						(239,971)
Loss from discontinued operations, net of tax						(2,034)

Net loss						$(242,005)

	For the Six Months Ended June 30, 2007:
	Operating Income Before Amortization	Non-Cash Compensation Expense	Amortization of Non-Cash Marketing	Amortization of Intangibles	Operating Income
HSN	$51,958	$(3,037)	$(450)	$(2,301)	$46,170
Cornerstone	21,444	(3,219)	—	(4,485)	13,740

Total	$73,402	$(6,256)	$(450)	$(6,786)	59,910

Other expense, net					(67)

Earnings from continuing operations before income taxes					59,843
Income tax provision					(22,771)

Earnings from continuing operations					37,072
Income from discontinued operations, net of tax					54,620

Net income					$91,692

        Non-cash compensation expense in the tables above is included in the following line items in the accompanying combined statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$367	$249	$603	$480
Selling and marketing expense	402	272	660	525
General and administrative expense	3,925	2,698	6,469	5,247
Production and programming expense	3	2	5	4

Non-cash compensation expense	$4,697	$3,221	$7,737	$6,256

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 5—SEGMENT INFORMATION (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Revenue:
HSN	$460,912	$415,377	$939,885	$869,430
Cornerstone	234,961	266,297	432,915	479,072
Inter-segment elimination	(47)	(168)	(88)	(291)

Total	$695,826	$681,506	$1,372,712	$1,348,211

        HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so.

        HSNi maintains operations principally in the United States. Geographic information about the United States and international territories is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
United States	$695,496	$681,270	$1,372,018	$1,347,727
All other countries	330	236	694	484

Total	$695,826	$681,506	$1,372,712	$1,348,211

	June 30, 2008	December 31, 2007
Long-lived assets (excluding goodwill and intangible assets):
United States	$160,649	$167,444
All other countries	—	—

Total	$160,649	$167,444

NOTE 6—DISCONTINUED OPERATIONS

        On June 19, 2007, HSNi sold Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 ("HSE"). Accordingly, HSE is presented as a discontinued operation in the statement of operations through June 19, 2007. Quiz TV Limited and iBuy are also presented as discontinued operations for all periods presented.

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS (Continued)

        The net revenue and net loss for the aforementioned discontinued operations for the applicable periods were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$9	$86,762	$12	$192,679

(Loss) earnings before income taxes	$(1,582)	$18,886	$(3,304)	$19,784
Income tax benefit	608	2,505	1,270	41

Net (loss) income	$(974)	$21,391	$(2,034)	$19,825

NOTE 7—COMPREHENSIVE (LOSS) INCOME

        Comprehensive (loss) income is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(250,351)	$74,606	$(242,005)	$91,692

Foreign currency translation	(465)	(23,619)	(393)	(21,570)
Net gains (losses) on derivative contracts	—	201	—	(2,261)

Other comprehensive loss	(465)	(23,418)	(393)	(23,831)

Comprehensive (loss) income	$(250,816)	$51,188	$(242,398)	$67,861

        Foreign currency translation, for the three and six months ended June 30, 2007, includes $21.2 million in gains that were recognized into income in connection with the sale of HSE.

        Accumulated other comprehensive income at June 30, 2008 and December 31, 2007 is solely related to foreign currency translation and is recorded net of tax.

NOTE 8—INCOME TAXES

        HSNi calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18. At the end of each interim period, HSNi makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date earnings or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

        The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or our tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        For the three and six months ended June 30, 2008, HSNi recorded a tax benefit for continuing operations of $28.2 million and $22.5 million, respectively, which represent effective tax rates of 10% and 9%, respectively. These tax rates are lower than the federal statutory rate of 35% due principally to a non-deductible impairment charge related to Cornerstone.

        For the three and six months ended June 30, 2007, HSNi recorded a tax provision for continuing operations of $11.3 million and $22.8 million, respectively, which represent effective tax rates of 38%. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes.

        As of December 31, 2007 and June 30, 2008, HSNi had unrecognized tax benefits of approximately $8.9 million and $8.6 million, respectively. Included in unrecognized tax benefits at June 30, 2008 is approximately $8.4 million for tax positions included in IAC's consolidated tax return filings that will remain a liability of IAC after the spin-off. HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the six months ended June 30, 2008 is $0.2 million, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2008 the HSNi has accrued $3.1 million for the payment of interest. There are no material accruals for penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, HSNi is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by HSNi are recorded in the period they become known.

        The Internal Revenue Service is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which includes the operations of HSNi. The statute of limitations for these years has been extended to December 31, 2009. Various IAC consolidated state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York state and New York City, for various tax years after December 31, 2001, and these examinations are expected to be completed by late 2008.

        HSNi believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $2.5 million within twelve months of the current reporting date due to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

NOTE 9—CONTINGENCIES

        In the ordinary course of business, HSNi is a party to various lawsuits. HSNi establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of HSNi, these matters are subject to inherent uncertainties

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 9—CONTINGENCIES (Continued)

and management's view of these matters may change in the future. HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 8 for discussion related to income tax contingencies.

NOTE 10—RELATED PARTY TRANSACTIONS

        HSNi's expenses include allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of HSNi's revenue as a percentage of IAC's total revenue. Allocated costs were $1.5 million and $1.6 million for the three months ended June 30, 2008 and 2007, respectively, and $3.3 million and $3.4 million for the six months ended June 30, 2008 and 2007, respectively, and are included in "General and administrative expense" in the accompanying combined statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had HSNi operated as an unaffiliated entity. In the opinion of management, the allocation method is reasonable.

        The portion of the interest expense reflected in the combined statements of operations that is intercompany in nature was $0.9 million and $1.8 million for the three and six months ended June 30, 2007. There was no interest expense that is intercompany in nature for the three and six months ended June 30, 2008. This intercompany interest expense, which is included in discontinued operations, arose from the transfer of cash from IAC to HSNi that occurred in connection with IAC's treasury operations.

        An analysis of HSNi's receivables from IAC and subsidiaries is as follows (in thousands):

June 30, 2008
Receivables from IAC and subsidiaries at December 31, 2007	$1,581,157
Cash transfers from IAC related to its centrally managed U.S. treasury function	12,308
Employee equity instruments and associated tax withholdings	1,664
Amortization of non-cash marketing	(4,261)
Allocation of non-cash compensation expense	(7,627)
Administrative expenses and other	(23,781)

Receivables from IAC and subsidiaries at June 30, 2008	$1,559,460

Relationship Between IAC and HSNi after the Spin-Off

        For purposes of governing certain of the ongoing relationships between HSNi and IAC at and after the spin-off, and to provide for an orderly transition, HSNi and IAC have entered into a separation agreement, a tax sharing agreement, an employee matters agreement and a transition services agreement (the "Spin-Off Agreements"), among other agreements. See Note 11 for a general description of these agreements.

NOTE 11—SUBSEQUENT EVENTS

        On July 25, 2008, HSNi entered into a bank credit agreement with a syndicate of banks for a $150 million five year term loan and a $150 million five year revolving credit facility. On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016. The senior notes closed into escrow and were released out of escrow to HSNi shortly before completion of the spin-off. The senior notes are guaranteed by the domestic subsidiaries of HSNi. The net proceeds of the senior note offering together

HSN, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

NOTE 11—SUBSEQUENT EVENTS (Continued)

with the net proceeds from term loan borrowings under the bank credit agreement, of approximately $374 million in the aggregate, less $50 million in cash retained by HSNi, were used to fund a cash distribution to IAC.

        On August 20, 2008, each of HSNi's direct and indirect domestic subsidiaries became a party to the bank credit agreement as a guarantor of HSNi's obligations and pledged certain of its assets as security for those obligations and such subsidiaries also became guarantors of HSNi's obligations under the senior notes.

        Following the closing of the spin-off, effective August 20, 2008, HSNi entered into the following agreements (collectively, the "Spin-Off Agreements"):

  •
  a Separation and Distribution Agreement that sets forth the arrangements among IAC and HSNi regarding the principal transactions necessary to separate HSNi from IAC, and that governs certain aspects of the relationship of HSNi with IAC and the other Spincos after the Spin-Off;

  •
  a Tax Sharing Agreement that governs the respective rights, responsibilities and obligations of IAC and HSNi after the Spin-Off with respect to tax periods ending on or before the Spin-Off, including tax liabilities and benefits, tax attributes, tax contests and other matters regarding income taxes, other taxes and related tax returns;

  •
  an Employee Matters Agreement that covers a wide range of compensation and benefit issues, including the allocation among IAC and HSNi of responsibility for the employment and benefit obligations and liabilities of each company's current and former employees (and their dependents and beneficiaries), as well as the provision of health and welfare benefits to employees of HSNi (the costs of which will be borne by HSNi) pursuant to IAC's employee benefit plans through the end of 2008; and

  •
  a Transition Services Agreement that governs the provision of transition services among IAC and HSNi.

        Also in connection with the spin-off, pursuant to a Spinco Assignment and Assumption Agreement (the "Assignment and Assumption Agreement"), dated as of August 20, 2008, among HSNi, IAC, Liberty Media Corporation ("Liberty") and a subsidiary of Liberty that holds shares of IAC common stock and IAC Class B common stock (together with Liberty, the "Liberty Parties"), HSNi (i) assumed from IAC all rights and obligations providing for post-spin-off governance and other arrangements at HSNi under the Spinco Agreement, dated May 13, 2008, among IAC, Liberty and affiliates of Liberty that held shares of IAC common stock and/or Class B common stock at the time such Spinco Agreement was entered into, and (ii) as required by the Spinco Agreement, entered into a registration rights agreement with the Liberty Parties (the "Registration Rights Agreement").

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Management Overview

        Effective August 20, 2008, HSNi completed its previously announced spin-off from IAC/InterActiveCorp. ("IAC"). In anticipation of the spin-off, HSNi was incorporated as a Delaware corporation in May 2008. Prior to the spin-off, we were a wholly owned subsidiary of IAC and did not have any material assets or liabilities, nor did we engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities, nor did we engage in any business or other activities. Since completion of the spin-off, HSNi now consists of HSN and Cornerstone, the businesses that formerly comprised IAC's Retailing segment. HSN consists of the HSN television network and HSN.com, and Cornerstone includes the Cornerstone Brands portfolio of leading print catalogs and related websites, as well as a limited number of retail stores. HSNi does not include the equity investment in Jupiter Shop Channel, the investment in Arcandor AG and the related contingent value right. The businesses operated by HSNi following the spin-off are referred to herein as the "HSNi Businesses." HSNi also includes the entities described below under the heading "Discontinued Operations."

Results of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007:

Revenue

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$460,912	11%	$415,377
Cornerstone	234,961	(12)%	266,297
Inter-segment elimination	(47)	(72)%	(168)

Total revenue	$695,826	2%	$681,506

        Revenue primarily relates to the sale of merchandise and is reduced by incentive discounts and sales returns. In accordance with Staff Accounting Bulletin 104, revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi's sales policy allows customers to return merchandise for a full refund or exchange, subject in some cases to restocking fees and exceptions to certain merchandise.

        Revenue in 2008 increased $14.3 million from 2007 primarily due to 11% growth at HSN, partially offset by a decline of 12% at Cornerstone. Online sales continued to grow at a double digit rate in the second quarter of 2008. HSNi's revenue reflects a 2% increase in average price point on comparable units shipped. Average price point is $62.08 in 2008, up from $60.99 in 2007.

  HSN

        Revenue from HSN in 2008 increased $45.5 million, reflecting a 5% increase in average price point, a 4% increase in units shipped and an 80 basis point decrease in average return rates. The increase in average price point in 2008 is primarily due to a shift in product mix from the jewelry and apparel & accessories categories to the home & other category (including electronics and housewares) and health & beauty. Electronics merchandise generally carries a higher average price point than jewelry and apparel & accessories categories. During the second quarter of 2008, HSN continued to improve sales efficiency and increased the number and spend of active customers.

        HSN's total active customers grew 3% during the quarter. Return rates at HSN in 2008 were 19.5%, down from 20.3% in 2007, primarily driven by the shift in product mix to electronic merchandise which generally carries lower return rates.

        Product mix at HSN is provided in the table below:

	Three Months Ended June 30,
	2008	2007
Jewelry	17%	21%
Apparel & accessories	12%	15%
Health & beauty	21%	19%
Home & other	50%	45%

Total	100%	100%

  Cornerstone

        Revenue from Cornerstone in 2008 decreased $31.3 million from 2007 primarily due to an 8% decrease in units shipped and a 3% decrease in average price point. Cornerstone, which operates in the home and apparel merchandise categories, was negatively affected by lower consumer demand and aggressive competitive action in this difficult retail environment. Revenue was also negatively impacted by a 26% planned decrease in catalog circulation.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$939,885	8%	$869,430
Cornerstone	432,915	(10)%	479,072
Inter-segment elimination	(88)	(70)%	(291)

Total revenue	$1,372,712	2%	$1,348,211

        Revenue in 2008 increased $24.5 million from 2007 primarily due to 10% growth at HSN (excluding America's Store which ceased operations on April 3, 2007) partially offset by a decline of 10% at Cornerstone. Revenue from America's Store in 2007 was $15.9 million. Online sales continued to grow at a double digit rate in the first half of 2008. HSNi's revenue reflects a 2% increase in average price point on comparable units shipped. Average price point is $61.64 in 2008, up from $60.24 in 2007.

  HSN

        Revenue from HSN in 2008 increased $70.5 million, reflecting a 5% increase in average price and a 3% increase in units shipped, partially offset by a 10 basis point increase in average return rates. The increase in average price point in 2008 is primarily due to a shift in product mix from the jewelry and apparel & accessories categories to the home & other category (including electronics). As discussed above, electronic merchandise generally carries a higher average price point. During the first half of 2008, HSN continued to improve sales efficiency and increased the number and spend of active customers. Return rates at HSN in 2008 were 19.8%, up from 19.6% in 2007, primarily driven by overall higher return rates in several product categories.

        Product mix at HSN is provided in the table below:

	Six Months Ended June 30,
	2008	2007
Jewelry	16%	19%
Apparel & accessories	12%	14%
Health & beauty	20%	20%
Home & other	52%	47%

Total	100%	100%

  Cornerstone

        Revenue from Cornerstone in 2008 decreased $46.2 million from 2007 primarily due to a 6% decrease in units shipped and a 3% decrease in average price point. Cornerstone continues to be affected by the difficult retail environment as described above in the three month discussion. Revenue was also negatively impacted by a 21% planned decrease in catalog circulation.

Cost of sales

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$311,736	13%	$276,363
Cornerstone	135,572	(7)%	145,279
Inter-segment elimination	(47)	(72)%	(168)

Cost of sales	$447,261	6%	$421,474

As a percentage of total revenue	64%	243 bp	62%
Gross margin	36%	(243) bp	38%

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of sales—HSN	$311,736	13%	$276,363
As a percentage of HSN revenue	68%	110 bp	67%
HSN gross margin	32%	(110) bp	33%
Cost of sales—Cornerstone	$135,572	(7)%	$145,279
As a percentage of Cornerstone revenue	58%	314 bp	55%
Cornerstone gross margin	42%	(314) bp	45%

bp = basis points

        Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and in the case of HSN, certain allocable general and administrative costs, including certain warehouse costs.

        Cost of sales in 2008 increased $25.8 million from 2007, primarily due to an increase of $19.9 million in the cost of products sold and an increase of $5.2 million in shipping and handling costs. The increase in cost of sales as a percentage of revenue was due to a decrease in gross margins of 314 basis points and 110 basis points at Cornerstone and HSN, respectively. The decrease in gross margins at Cornerstone was principally due to an aggressive increase in promotional pricing and clearance activity and an increase in fulfillment costs. The decrease in gross margins at HSN was due to a shift in product mix to lower gross margin products, primarily the home & other category (which includes electronics and housewares), higher shipping and handling costs and lower return rates, partially offset by lower inventory reserves due to the improved age of merchandise inventory. Shipping and handling costs grew at a faster rate than revenue primarily due to increased fuel surcharges charged by HSN's shipping partners combined with a shift in product mix to heavier merchandise. Lower return rates favorably impact gross margins as lower returns result in lower warehouse processing costs and lower inventory markdowns. The year over year impact of the decrease in overall return rates on gross margins is $1.9 million.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$635,828	10%	$577,351
Cornerstone	252,923	(4)%	263,120
Inter-segment elimination	(88)	(70)%	(291)

Cost of sales	$888,663	6%	$840,180

As a percentage of total revenue	65%	242 bp	62%
Gross margin	35%	(242) bp	38%

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Cost of sales—HSN	$635,828	10%	$577,351
As a percentage of HSN revenue	68%	124 bp	66%
HSN gross margin	32%	(124) bp	34%
Cost of sales—Cornerstone	$252,923	(4)%	$263,120
As a percentage of Cornerstone revenue	58%	350 bp	55%
Cornerstone gross margin	42%	(350) bp	45%

        Cost of sales in 2008 increased $48.5 million from 2007, primarily due to an increase of $38.8 million in the cost of products sold, an increase of $8.3 million in shipping and handling costs and the effects of merchandise clearance and promotional pricing, partially offset by lower inventory reserves. The increase in cost of sales as a percentage of revenue was due to a decrease in gross margins of 350 basis points and 124 basis points at Cornerstone and HSN, respectively. The decrease in gross margins at Cornerstone was principally due to the factors described above in the three month discussion. The decrease in gross margins at HSN was due to a shift in product mix to lower gross margin products, primarily the home & other category (which includes electronics), partially offset by lower inventory reserves.

Selling and marketing expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$65,061	0%	$64,994
Cornerstone	79,184	(11)%	88,562

Selling and marketing expense	$144,245	(6)%	$153,556

As a percentage of total revenue	21%	(180) bp	23%

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense—HSN	$65,061	0%	$64,994
As a percentage of HSN revenue	14%	(153) bp	16%
Selling and marketing expense—Cornerstone	$79,184	(11)%	$88,562
As a percentage of Cornerstone revenue	34%	44 bp	33%

        Selling and marketing expense consists primarily of advertising and promotional expenditures, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service and sales functions and on-air distribution costs. Advertising and promotional expenditures primarily include catalog production and distribution costs and online marketing, including fees paid to search engines and third party distribution partners.

        Selling and marketing expense in 2008 decreased $9.3 million from 2007, primarily due to decreases of $9.6 million in catalog costs at Cornerstone and $1.2 million in on-air distribution costs at HSN, partially offset by an increase of $2.2 million in compensation and other employee-related costs. Catalog costs decreased primarily due to a 26% planned decline in catalog circulation. Compensation and other employee-related costs increased in the current year period due in part to a 5% increase in headcount primarily at HSN related to its customer service and merchandising departments.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$132,759	(1)%	$133,505
Cornerstone	148,236	(5)%	156,504

Selling and marketing expense	$280,995	(3)%	$290,009

As a percentage of total revenue	20%	(104) bp	22%

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Selling and marketing expense—HSN	$132,759	(1)%	$133,505
As a percentage of HSN revenue	14%	(123) bp	15%
Selling and marketing expense—Cornerstone	$148,236	(5)%	$156,504
As a percentage of Cornerstone revenue	34%	157 bp	33%

        Selling and marketing expense in 2008 decreased $9.0 million from 2007, primarily due to a decrease of $10.6 million in catalog costs at Cornerstone and a decrease of $3.6 million in on-air distribution costs at HSN, partially offset by an increase of $6.2 million in compensation and other employee-related costs. Catalog costs decreased primarily due to a 21% planned decline in catalog circulation. The decrease in on-air distribution costs is primarily due to lower broadcast fees related to the shut down of America's Store in April 2007. The increase in compensation and other employee-related costs in 2008 is primarily due to the factors described above in the three month discussion.

General and administrative expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$39,863	17%	$33,950
Cornerstone	15,924	(7)%	17,124

General and administrative expense	$55,787	9%	$51,074

As a percentage of total revenue	8%	52 bp	7%

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense—HSN	$39,863	17%	$33,950
As a percentage of HSN revenue	9%	48 bp	8%
General and administrative expense—Cornerstone	$15,924	(7)%	$17,124
As a percentage of Cornerstone revenue	7%	35 bp	6%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2008 increased $4.7 million from 2007, primarily due to an increase of $2.4 million in compensation and other employee-related costs and an increase of $1.3 million in professional fees driven, in part, by higher legal and audit fees. The increase in compensation and other employee-related costs is primarily due to the impact of higher incentive compensation. HSNi expects to incur increased costs related to the additional financial and legal requirements associated with being a separate public company, as well as increased non-cash compensation associated with the modification of existing stock-based compensation awards in connection with the spin-off and the grant of new awards in connection with and subsequent to the spin-off.

        General and administrative expense includes non-cash compensation expense of $3.9 million in 2008 and $2.7 million in 2007. The increase in non-cash compensation expense is primarily due to equity grants issued subsequent to the second quarter of 2007, partially offset by a decrease in expense associated with unvested stock options assumed in the Cornerstone Brands acquisition, as these awards vest. As of June 30, 2008, there was approximately $19.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.9 years (exclusive of the impact of the modification related to the spin-off, which consists of the accelerated vesting of certain unvested restricted stock units and the modification of all unvested and vested stock options).

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$77,806	14%	$68,121
Cornerstone	32,355	(12)%	36,919

General and administrative expense	$110,161	5%	$105,040

As a percentage of total revenue	8%	23 bp	8%

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
General and administrative expense—HSN	$77,806	14%	$68,121
As a percentage of HSN revenue	8%	44 bp	8%
General and administrative expense—Cornerstone	$32,355	(12)%	$36,919
As a percentage of Cornerstone revenue	7%	(23) bp	8%

        General and administrative expense in 2008 increased $5.1 million from 2007, primarily due to increases of $4.0 million in compensation and other employee-related costs and $3.5 million in bad debt expense, partially offset by a decrease of $0.8 million in professional fees. The increase in compensation and other employee-related costs is primarily due to a 5% increase in headcount and the impact of higher incentive compensation. The increase in bad debt expense is primarily due to increased Flexpay sales. Flexpay, which is offered exclusively through HSN, allows customers to pay for merchandise in interest free monthly payments over a 2-6 month period. Flexpay sales were 53% and 50% of HSN's net merchandise sales for 2008 and 2007, respectively. The decrease in professional fees is primarily due to lower legal fees at Cornerstone.

        General and administrative expense includes non-cash compensation expense of $6.5 million in 2008 and $5.2 million in 2007. The increase in non-cash compensation expense is primarily due to the factors noted above in the three month discussion.

Production and programming expense

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$14,466	5%	$13,812
Cornerstone	2	(96)%	55

Production and programming expense	$14,468	4%	$13,867

As a percentage of total revenue	2%	4 bp	2%

        Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN.

        Production and programming expense in 2008 increased $0.6 million from 2007, primarily due to an increase of $1.4 million in compensation and other employee-related costs, partially offset by lower broadcast fees related to the shut down of America's Store in April 2007.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$28,807	0%	$28,679
Cornerstone	4	(94)%	68

Production and programming expense	$28,811	0%	$28,747

As a percentage of total revenue	2%	(3) bp	2%

        Production and programming expense in 2008 increased $0.1 million from 2007, primarily due to factors described above in the three month discussion.

Depreciation

  For the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007

	(Dollars in thousands)
HSN	$6,770	5%	$6,439	$13,320	4%	$12,853
Cornerstone	2,625	20%	2,182	5,101	20%	4,236

Depreciation	$9,395	9%	$8,621	$18,421	8%	$17,089

As a percentage of total revenue	1%	9 bp	1%	1%	7 bp	1%

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	% Change	2007	2008	% Change	2007

	(Dollars in thousands)
Depreciation—HSN	$6,770	5%	$6,439	$13,320	4%	$12,853
As a percentage of HSN revenue	1%	(8) bp	2%	1%	(6) bp	1%
Depreciation—Cornerstone	$2,625	20%	$2,182	$5,101	20%	$4,236
As a percentage of Cornerstone revenue	1%	30 bp	1%	1%	29 bp	1%

        Depreciation for the three and six months ended June 30, 2008 increased $0.8 million and $1.3 million, respectively, primarily due to the incremental depreciation associated with capital expenditures made during 2007 and 2008, partially offset by certain fixed assets becoming fully depreciated during the period.

Operating Income Before Amortization

        Operating Income Before Amortization is a non-GAAP measure and is defined in "HSNi's Principles of Financial Reporting".

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$26,656	23%	$21,687
Cornerstone	2,711	(81)%	14,448

Operating Income Before Amortization	$29,367	(19)%	$36,135

As a percentage of total revenue	4%	(108) bp	5%

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization—HSN	$26,656	23%	$21,687
As a percentage of HSN revenue	6%	56 bp	5%
Operating Income Before Amortization—Cornerstone	$2,711	(81)%	$14,448
As a percentage of Cornerstone revenue	1%	(428) bp	5%

        Operating Income Before Amortization in 2008 decreased $6.8 million from 2007, primarily due to a 243 basis point decrease in gross margins. Operating Income Before Amortization at HSN increased 23% to $26.7 million, primarily driven by the increase in revenue noted above, partially offset by a decrease in gross margins of 110 basis points and an increase of $6.6 million in shipping and handling costs. Gross margins were adversely impacted by an increase in cost of sales as a percentage of revenue due to a shift in mix to lower gross margin products, primarily electronics and housewares. Shipping and handling costs grew at a faster rate than revenue primarily due to fuel surcharges charged by HSNi's shipping partners combined with a shift in product mix to heavier merchandise. Operating Income Before Amortization at Cornerstone decreased 81% to $2.7 million, primarily driven by a decrease in gross margins of 314 basis points in a highly promotional retail environment, partially offset by reduced costs associated with a 26% planned decrease in catalog circulation.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$56,591	9%	$51,958
Cornerstone	(3,193)	NM	21,444

Operating Income Before Amortization	$53,398	(27)%	$73,402

As a percentage of total revenue	4%	(155) bp	5%

NM = not meaningful

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating Income Before Amortization—HSN	$56,591	9%	$51,958
As a percentage of HSN revenue	6%	4 bp	6%
Operating Income Before Amortization—Cornerstone	$(3,193)	NM	$21,444
As a percentage of Cornerstone revenue	(1)%	(522) bp	4%

        Operating Income Before Amortization in 2008 decreased $20.0 million from 2007, primarily due to a 242 basis point decrease in gross margins, an increase of $8.3 million in shipping and handling costs and the effect of merchandise clearance and promotional pricing, partially offset by lower inventory reserves. Operating Income Before Amortization at HSN increased 9% to $56.6 million, primarily driven by the increase in revenue noted above, partially offset by a decrease in gross margins of 124 basis points. Gross margins were adversely impacted by a shift in mix to lower gross margin products, primarily electronics, partially offset by lower inventory reserves. Operating Income Before Amortization at Cornerstone declined from $21.4 million in 2007 to a loss of $3.2 million in 2008, primarily driven by a decrease in gross margins of 350 basis points reflecting a shift in mix to lower gross margin products, an aggressive increase in promotional pricing and clearance activity and an increase in fulfillment costs, partially offset by a 21% planned decline in catalog circulation.

Operating (loss) income

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$22,328	19%	$18,722
Cornerstone	(299,960)	NM	11,041

Operating (loss) income	$(277,632)	NM	$29,763

As a percentage of total revenue	(40)%	NM	4%

	Three Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating income—HSN	$22,328	19%	$18,722
As a percentage of HSN revenue	5%	34 bp	5%
Operating (loss) income—Cornerstone	$(299,960)	NM	$11,041
As a percentage of Cornerstone revenue	(128)%	NM	4%

        In the second quarter of 2008, HSNi recorded impairment charges related to goodwill and indefinite-lived intangible assets of Cornerstone of $221.5 million and $78.5 million, respectively. The charges related to the impairment of indefinite-lived intangible assets are included in amortization and impairment of intangibles in the accompanying combined statements of operations.

        The impairments at HSNi relate to its Cornerstone reporting unit and are due, in part, to the significant deterioration in the macro economic environment for retailers, particularly in the home and apparel categories (which are Cornerstone's primary markets), the negative impact of this environment on Cornerstone's performance and the related reduction in market valuations for retailers. The effect of these market conditions has been exacerbated by execution issues and turnover of management of certain catalogs within Cornerstone.

        Operating income in 2008 decreased $307.4 million to a loss of $277.6 million, resulting primarily from the $300.0 million in impairment charges and the decrease in Operating Income Before Amortization described above.

        Operating income at HSN increased 19% to $22.3 million, driven by the increase in Operating Income Before Amortization described above, as well as a decrease of $0.5 million in amortization of intangibles, partially offset by an increase of $1.8 million in non-cash compensation expense and an increase of $0.1 million in amortization of non-cash marketing. The amortization of non-cash marketing referred to in this report consists of non-cash marketing and advertising secured by IAC from Universal Television as part of the IAC transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

        Operating income at Cornerstone decreased $311.0 million to a loss of $300.0 million, primarily reflecting impairment charges of $221.5 million and $78.5 million related to goodwill and indefinite-lived intangible assets, respectively.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$46,819	1%	$46,170
Cornerstone	(309,373)	NM	13,740

Operating (loss) income	$(262,554)	NM	$59,910

As a percentage of total revenue	(19)%	NM	4%

	Six Months Ended June 30,
	2008	% Change	2007
	(Dollars in thousands)
Operating income—HSN	$46,819	1%	$46,170
As a percentage of HSN revenue	5%	(33) bp	5%
Operating (loss) income—Cornerstone	$(309,373)	NM	$13,740
As a percentage of Cornerstone revenue	NM	NM	3%

        Operating income in 2008 decreased $322.5 million to a loss of $262.6 million, resulting primarily from the $300.0 million in impairment charges described above in the three month discussion. Also contributing to the decrease in operating income was the decrease in Operating Income Before Amortization described above.

        Operating income at HSN increased 1% to $46.8 million, driven by the increase in Operating Income Before Amortization described above, as well as a decrease of $2.0 million in amortization of intangibles, partially offset by an increase of $3.8 million in amortization of non-cash marketing and an increase of $2.2 million in non-cash compensation expense.

        Operating income at Cornerstone decreased $323.1 million to a loss of $309.4 million, primarily reflecting impairment charges of $221.5 million and $78.5 million related to goodwill and indefinite-lived intangible assets, respectively.

Income tax provision

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        For the three months ended June 30, 2008 and 2007, HSNi recorded a tax benefit for continuing operations of $28.2 million and a tax provision for continuing operations of $11.3 million, respectively, which represent effective tax rates of 10% and 38%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to a non-deductible impairment charge related to Cornerstone. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        For the six months ended June 30, 2008 and 2007, HSNi recorded a tax benefit for continuing operations of $22.5 million and a tax provision for continuing operations of $22.8 million, respectively, which represent effective tax rates of 9% and 38%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to a non-deductible impairment charge related to Cornerstone. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes.

        As of December 31, 2007 and June 30, 2008, HSNi had unrecognized tax benefits of approximately $8.9 million and $8.6 million, respectively. Included in unrecognized tax benefits at June 30, 2008 is approximately $8.4 million for tax positions included in IAC's consolidated tax return filings that will remain a liability of IAC after the spin-off. HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense for the six months ended June 30, 2008 is $0.2 million, net of related deferred taxes, for interest on unrecognized tax benefits. At June 30, 2008 the HSNi has accrued $3.1 million for the payment of interest. There are no material accruals for penalties.

        By virtue of previously filed separate company and consolidated tax returns with IAC, HSNi is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by HSNi are recorded in the period they become known. HSNi believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $2.5 million within twelve months of the current reporting date due to the reversal of deductible temporary differences which will result in a corresponding increase in net deferred tax liabilities. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

        Under the terms of the tax sharing agreement, which was executed in connection with the spin-off, IAC will generally retain the liability related to federal and state returns filed on a consolidated or unitary basis for all periods prior to the spin-off.

Discontinued operations

  For the three months ended June 30, 2008 compared to the three months ended June 30, 2007

        Discontinued operations in the accompanying combined statements of operations include Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 ("HSE") through June 19, 2007. Quiz TV Limited and iBuy are presented as discontinued operations in the accompanying combined financial statements for all periods presented. Results from these discontinued operations in 2008 and 2007 were losses of $1.0 million and income of $21.4 million, respectively, net of tax. Loss from discontinued operations, net of tax, in 2008 primarily includes the losses of iBuy. Income from discontinued operations, net of tax, in 2007 primarily includes the income of HSE. Additionally, in 2007, HSNi recognized an after-tax gain on the sale of HSE of $34.8 million.

  For the six months ended June 30, 2008 compared to the six months ended June 30, 2007

        (Losses) income from discontinued operations in 2008 and 2007 were losses of $2.0 million and income of $19.8 million, respectively, net of tax. Loss from discontinued operations, net of tax, in 2008 primarily includes the losses of iBuy. Income from discontinued operations, net of tax, in 2007 primarily includes the income of HSE. Additionally, in 2007, HSNi recognized an after-tax gain on the sale of HSE of $34.8 million.

 FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2008, HSNi had $5.1 million of cash and cash equivalents.

        Net cash provided by operating activities attributable to continuing operations was $6.2 million in 2008 and $25.0 million in 2007, a decrease of $18.7 million. This decline was primarily due to a decrease in accounts payable and other current liabilities, partially offset by a decrease in accounts receivable.

        Net cash used in investing activities attributable to continuing operations in 2008 of $5.6 million resulted primarily from capital expenditures of $15.5 million, partially offset by cash transfers of $9.9 million from IAC. The cash transfers from IAC relate to IAC's centrally managed U.S. treasury function. Net cash used in investing activities attributable to continuing operations in 2007 of $29.8 million resulted primarily from capital expenditures of $20.1 million, as well as cash transfers of $10.2 million to IAC.

        Net cash provided by financing activities attributable to continuing operations in 2008 was less than $0.1 million. Net cash provided by financing activities attributable to continuing operations in 2007 of $1.9 million was due to excess tax benefits from stock-based awards.

        Net cash used in discontinued operations in 2008 and 2007 of $0.9 million and $32.6 million, respectively, relates primarily to the operations of HSN International and HSE, respectively. HSNi does not expect future cash flows associated with existing discountinued operations to be material.

        In connection with the spin-off, HSNi raised $390 million through a combination of privately issued debt securities (the "Notes") and a secured credit facility (the "Term Loan"). In addition, HSNi negotiated a $150 million revolving credit facility (the "RCF"). The total costs, including the discount on the issuance of the Notes, incurred in connection with the issuance of the Notes and borrowings under the Term Loan and establishing the RCF are estimated to be $16.0 million. The net proceeds were approximately $374.0 million. In connection with the separation, HSNi distributed the net proceeds of the financing to IAC except for $50 million which it retained. Upon completion of the spin-off, intercompany receivable balances were extinguished.

        HSNi anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. HSNi's ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand along with its anticipated operating cash flows in 2008 and its access to capital markets are sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

        During the second quarter of 2003, one of HSNi's foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary's functional currency. In connection with the sale of HSE, HSNi unwound the foreign exchange forward contract during June 2007. Prior to unwinding this contract, all foreign exchange remeasurement gains and losses related to the contract and liability were recognized each period in the statements of operations and were offsetting. Subsequent to the sale of HSE, HSNi does not have significant exposure to foreign currency risk and does not hold any derivative instruments at June 30, 2008.

Item 4T.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the U.S. Securities and Exchange Commission (the "SEC") under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have determined that, during the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        In the ordinary course of business, HSNi and its subsidiaries are parties to litigation involving property, personal injury, contract, intellectual property and other claims. The amounts that may be recovered in such matters may be subject to insurance coverage or, where the claim arises from a product sold by HSNi businesses, indemnity from manufacturer. HSNi does not believe that such ordinary course litigation will have a material effect on its business, financial condition or results of operations.

        Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the company's business, and advise that proceedings ordinarily need not be described if they primarily involve damage claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the company and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which HSNi and its subsidiaries are defending involves or is likely to involve amounts of that magnitude.

Item 1A.    Risk Factors

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "intends," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: HSNi's future financial performance, HSNi's business prospects and strategy, anticipated trends and prospects in the various industries in which HSNi's businesses operate and other similar matters. These forward looking statements are based on management's current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

        Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: risks related to the recently completed spin-off transaction and related matters, including, among other, increased demands on senior management at HSNi and its businesses; changes in our relationships with our pay television operators, vendors, manufacturers and other third parties; changes in economic conditions generally or in any of the markets in which HSNi's businesses operate; changes in senior management at HSNi and/or its businesses; technological changes; regulatory changes; failure to respond to changes in customer preferences and trends and offer new or alternative products in a cost-effective manner; changes affecting distribution channels and product delivery costs and failure to comply with existing laws. Certain of these and other risks and uncertainties are discussed in HSNi's filings with the SEC, including the "Risk Factors" section in our registration statement on Form S-1 filed with the SEC on August 20, 2008. Other unknown or unpredictable factors that could also adversely affect HSNi's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of HSNi management as of the date of this report. HSNi does not undertake to update these forward-looking statements.

Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in the "Risk Factors" sections in our registration statement on Form S-1 filed with the

SEC on August 20, 2008, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits

Exhibit Number	Description	Location
3.1	Form of Amended and Restated Certificate of Incorporation of HSN, Inc.	Exhibit 3.1 to the Company's Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-152697) filed August 8, 2008 and incorporated herein by reference
3.2	Form of Amended and Restated By-laws of HSN, Inc.	Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008 and incorporated herein by reference.
10.1
	Employment Agreement between Mark Ethier and HSN General Partner LLC effective December 1, 2004, as amended by the First Amendment to Employment Agreement dated July 9, 2007 and Second Amendment to Employment Agreement dated June 23, 2008.	Filed herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

†
Reflects management contracts and management compensation plan.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 22, 2008

HSN, INC.
By:	/s/ JUDY SCHMELING Judy Schmeling, Executive Vice President and Chief Financial Officer

Signature	Title	Date

/s/ JUDY SCHMELING	Judy Schmeling, Executive Vice President and Chief Financial Officer	September 22, 2008

QuickLinks

HSN, INC. AND SUBSIDIARIES INDEX TO FORM 10-Q
PART 1—FINANCIAL STATEMENTS
  Item 1. Combined Financial Statements
HSN, INC. AND SUBSIDIARIES COMBINED STATEMENTS OF OPERATIONS (Unaudited)
HSN, INC. AND SUBSIDIARIES COMBINED BALANCE SHEETS
HSN, INC. AND SUBSIDIARIES COMBINED STATEMENT OF INVESTED EQUITY (Unaudited)
HSN, INC. AND SUBSIDIARIES COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
HSN, INC. AND SUBSIDIARIES NOTES TO COMBINED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4T. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES