Form 10-Q
period 2008-09-30
HSN, Inc.
filed 2008-11-14
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 11, 2008, the registrant had 56,213,442 shares of common stock outstanding.

HSN, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I—FINANCIAL STATEMENTS

Item 1.    Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$672,348	$680,762	$2,045,060	$2,028,974
Cost of sales	436,522	424,468	1,325,185	1,264,648

Gross profit	235,826	256,294	719,875	764,326

Operating expenses:
Selling and marketing	134,106	139,065	415,102	429,075
General and administrative	58,528	52,222	168,688	157,262
Production and programming	15,980	13,630	44,791	42,377
Amortization of non-cash marketing	3,761	3,993	8,022	4,442
Amortization and impairment of intangibles	1,755	2,197	84,209	8,983
Depreciation	9,380	8,760	27,801	25,849
Goodwill impairment	—	—	221,500	—

Total operating expenses	223,510	219,867	970,113	667,988

Operating income (loss)	12,316	36,427	(250,238)	96,338

Other income (expense):
Interest income	365	36	404	225
Interest expense	(6,461)	—	(6,461)	—
Other expense	—	—	—	(256)

Total other income (expense), net	(6,096)	36	(6,057)	(31)

Income (loss) from continuing operations before income taxes	6,220	36,463	(256,295)	96,307
Income tax (provision) benefit	(1,202)	(13,874)	21,342	(36,645)

Income (loss) from continuing operations	5,018	22,589	(234,953)	59,662
(Loss) gain on sale of discontinued operations, net of tax	—	(4,223)	—	30,572
(Loss) income from discontinued operations, net of tax	(2,837)	(1,711)	(3,366)	18,114

Net income (loss)	$2,181	$16,655	$(238,319)	$108,348

Income (loss) from continuing operations per share:
Basic	$0.09	$0.40	$(4.18)	$1.06
Diluted	$0.09	$0.40	$(4.18)	$1.05
Net income (loss) per share:
Basic	$0.04	$0.30	$(4.24)	$1.93
Diluted	$0.04	$0.29	$(4.24)	$1.91
Shares used in computing earnings per share:
Basic	56,207	56,206	56,206	56,206
Diluted	56,665	56,649	56,206	56,649

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$56,365	$6,220
Accounts receivable, net of allowance of $9,548 and $8,112, respectively	135,093	192,609
Inventories	363,298	317,411
Deferred income taxes	7,070	24,606
Prepaid expenses and other current assets	61,808	55,182

Total current assets	623,634	596,028
Property and equipment, net	152,131	155,805
Goodwill	2,662,700	2,884,389
Intangible assets, net	487,453	571,662
Other non-current assets	23,841	12,747

TOTAL ASSETS	$3,949,759	$4,220,631

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$206,619	$260,531
Current maturities of long-term debt	11,287	—
Accrued expenses and other current liabilities	151,243	188,312

Total current liabilities	369,149	448,843
Long-term debt, less current liabilities	377,230	—
Deferred income taxes	795,199	819,969
Other long-term liabilities	8,363	8,933

Total liabilities	1,549,941	1,277,745

Commitments and contingencies (Note 14)
SHAREHOLDERS' EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 56,211,866 issued shares	562	—
Invested capital	—	4,522,873
Receivables from IAC and subsidiaries	—	(1,581,157)
Additional paid-in capital	2,395,478	—
Retained earnings	4,035	—
Accumulated other comprehensive (loss) income	(257)	1,170

Total shareholders' equity	2,399,818	2,942,886

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,949,759	$4,220,631

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock			Receivables From IAC and Subsidiaries			Accumulated Other Comprehensive (Loss) Income
					Invested Capital		Additional Paid-in Capital	Retained Earnings
	Shares	Amount	Shares	Stock						Total
Balance as of December 31, 2007	—	$—	—	$—	$4,522,873	$(1,581,157)	$—	$—	$1,170	$2,942,886
Comprehensive loss:
Net loss prior to spin-off	—	—	—	—	(242,354)	—	—	—	—	(242,354)
Net income after the spin-off	—	—	—	—	—	—	—	4,035	—	4,035
Foreign currency translation	—	—	—	—	—	—	—	—	(1,427)	(1,427)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(239,746)

Net change in transfers to and receivables from IAC	—	—	—	—	—	14,532	—	—	—	14,532
Distribution to IAC	—	—	—	—	(333,799)	—	—	—	—	(333,799)
Non-cash compensation expense for equity awards	—	—	—	—	—	16,314	1,711	—	—	18,025
Stock-based awards accounted for as a liability	—	—	—	—	—	(2,136)	—	—	—	(2,136)
Capitalization as a result of the spin-off, net of extinguishment of receivables from IAC	—	—	—	—	(3,946,720)	1,552,447	2,394,273	—	—	—
Issuance of common stock at spin-off	—	—	56,206	562	—	—	(562)	—	—	—
Issuance of common stock upon exercise of stock options, including related tax benefit of $0	—	—	6	—	—	—	56	—	—	56

Balance as of September 30, 2008	—	$—	56,212	$562	$—	$—	$2,395,478	$4,035	$(257)	$2,399,818

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities attributable to continuing operations:
Net (loss) income	$(238,319)	$108,348
Less: (loss) income from discontinued operations, net of tax	(3,366)	48,686

(Loss) income from continuing operations	(234,953)	59,662
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	27,801	25,849
Amortization and impairment of intangibles	84,209	8,983
Goodwill impairment	221,500	—
Non-cash compensation expense	18,025	8,730
Amortization of cable and satellite distribution fees	3,068	3,659
Amortization of non-cash marketing	8,022	4,442
Deferred income taxes	(29,882)	(12,263)
Excess tax benefits from stock-based awards	(135)	(2,177)
Amortization of debt issuance costs	482	—
Bad debt expense	14,048	8,939
Changes in current assets and liabilities:
Accounts receivable	43,529	(5,875)
Inventories	(45,887)	(53,917)
Prepaid expenses and other current assets	(6,932)	(5,895)
Accounts payable, accrued expenses and other current liabilities	(78,876)	(18,417)

Net cash provided by operating activities attributable to continuing operations	24,019	21,720

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(26,732)	(33,106)
Transfers from IAC	17,021	9,779
Other, net	—	128

Net cash used in investing activities attributable to continuing operations	(9,711)	(23,199)

Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt, net of debt issuance costs	373,894	—
Principal payments on long-term obligations	(140)	—
Distribution to IAC in connection with the spin-off	(333,799)	—
Excess tax benefits from stock-based awards	135	2,177

Net cash provided by financing activities attributable to continuing operations	40,090	2,177

Total cash provided by continuing operations	54,398	698

Net cash used in operating activities attributable to discontinued operations	(6,286)	(50,860)
Effect of exchange rate changes on cash and cash equivalents	2,033	937

Net increase (decrease) in cash and cash equivalents	50,145	(49,225)
Cash and cash equivalents at beginning of period	6,220	53,367

Cash and cash equivalents at end of period	$56,365	$4,142

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

Basis of Presentation

        On November 5, 2007, IAC/InterActiveCorp ("IAC") announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying HSN as one of those five companies. In these consolidated financial statements, we refer to the separation transaction as the "spin-off." In anticipation of the spin-off, HSN, Inc. ("HSNi") was incorporated as a Delaware corporation in May 2008. Effective August 20, 2008, HSNi completed the spin-off and HSNi's shares began trading on The Nasdaq Stock Market under the symbol "HSNI." Prior to the spin-off, HSNi was a wholly owned subsidiary of IAC and did not have any material assets or liabilities, nor did HSNi engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities. Since completion of the spin-off, HSNi now consists of HSN and Cornerstone, the principal businesses that formerly comprised most of IAC's Retailing segment. HSN primarily consists of the HSN television network and HSN.com. Cornerstone includes the Cornerstone Brands portfolio of leading print catalogs, related websites and a limited number of retail stores. The businesses operated by HSNi following the spin-off are referred to herein as the "HSNi Businesses." HSNi also includes the entities classified as discontinued operations in Note 6.

        In conjunction with the spin-off, we completed the following transactions: (1) extinguished all intercompany receivable balances from IAC, which totaled $1.6 billion by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, whereby holders of IAC common stock and/or Class B common stock received one-fifth of a share of HSNi common stock for every share of IAC common stock and/or Class B common stock held at the close of business on August 11, 2008, the record date for the spin-off, as more fully described in our Registration Statement on Form S-1, (3) raised $390 million through a combination of $240 million of privately issued debt securities and $150 million from a secured credit facility (See Note 12), and (4) transferred to IAC all cash in excess of $50 million, which totaled $333.8 million.

        These interim unaudited consolidated financial statements present our results of operations, financial position, shareholders' equity and comprehensive income, and cash flows on a combined basis up through the spin-off on August 20, 2008, and on a consolidated basis thereafter. We prepared these interim unaudited financial statements relating to periods prior to the spin-off on a combined basis because they excluded certain investments and assets that were owned, either directly or indirectly, by legal entities that comprise the HSNi Businesses. The ownership of these investments and assets were retained by IAC after the spin-off. The historical combined financial statements of HSNi and its subsidiaries reflect the contribution or other transfer to HSNi of all of the subsidiaries and assets and the assumption by HSNi of all of the liabilities relating to the HSNi Businesses in connection with the spin-off and the allocation to HSNi of certain IAC corporate expenses relating to the HSNi Businesses. Accordingly, the historical combined financial statements of HSNi reflect the historical financial position, results of operations and cash flows of the HSNi Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical bases of the assets and liabilities of the HSNi businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been principally computed for HSNi on an as if stand-alone, separate tax return basis. Our income tax payable, as well as deferred tax assets and liabilities, represent the estimated impact of filing a consolidated income tax return with IAC through the spin-off, and filing a

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 1—ORGANIZATION (Continued)

standalone consolidated income tax return thereafter. Intercompany transactions and accounts have been eliminated.

        In the opinion of HSNi's management, the assumptions underlying these interim unaudited financial statements are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of HSNi would have been had HSNi been a stand-alone company during the periods presented.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi's audited combined financial statements and notes thereto for the year ended December 31, 2007.

Company Overview

        HSNi markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network, (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Garnet Hill, Ballard Designs, Improvements, Smith & Noble, The Territory Ahead and TravelSmith, and (iii) websites, which consist primarily of HSN.com and branded websites operated by Cornerstone. HSNi's television home shopping business and related internet commerce is referred to herein as "HSN" and all catalog operations, including related internet commerce, are collectively referred to herein as "Cornerstone."

        HSN offerings primarily consist of jewelry, apparel & accessories, health & beauty and home & other. Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

        Effective January 1, 2006, HSNi adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), using the modified prospective transition method and therefore has not restated results for prior periods. See Note 9 for a further description of the impact of the adoption of SFAS No. 123R and Staff Accounting Bulleting No. 107 ("SAB No. 107").

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

        We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings (loss) per share using the treasury stock or as if converted methods, as applicable.

Accounting Estimates

        HSNi's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

        Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the recovery of goodwill and intangible assets; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of stock-based compensation.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. HSNi does not expect SFAS No. 160 to have a material impact on its consolidated financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R supersedes SFAS No. 141, "Business Combinations," and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. HSNi will implement the provisions of SFAS No. 141R for any acquisitions made by HSNi subsequent to December 31, 2008.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 became effective for HSNi's fiscal year beginning January 1, 2008 and are applied prospectively. In February 2008, the FASB issued FASB Statement Position ("FSP") No. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from the scope of SFAS No. 157. The adoption of the provisions of SFAS No. 157 did not have an impact on HSNi's consolidated financial position, results of operations or cash flows, but requires expanded disclosures regarding HSNi's fair value measurements. The additional disclosures required by SFAS No. 157 are included in Note 13—Fair Value of Financial Instruments.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under GAAP. The provisions of SFAS No. 159 became effective for HSNi's fiscal year beginning January 1, 2008. The adoption of the provisions of SFAS No. 159 did not have an impact on HSNi's consolidated financial position, results of operations or cash flows as HSNi elected not to record eligible instruments in the financial statements at their respective fair value.

        In April 2008, the FASB issued FSP No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets." FSP No. 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, "Business Combinations." FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. FSP No. 142-3 is not expected to have a significant impact on HSNi's results of operations, financial condition or liquidity.

        In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not anticipate that the adoption of SFAS No. 162 will materially impact HSNi.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

        HSNi accounts for goodwill and identifiable intangible assets in accordance with SFAS No. 142. Under this standard, HSNi assesses the impairment of goodwill and identifiable intangible assets at

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

        In performing this review, HSNi is required to make an assessment of fair value for its goodwill and other intangible assets. If the fair value of HSNi's goodwill and/or intangible assets is less than the carrying amount, HSNi must record an impairment charge. In assessing fair value, HSNi considers, among other indicators, differences between estimated and actual cash flows and changes in the related discount rate. Determining fair value requires the exercise of significant judgments, including judgments about discount rates, perpetual growth rates, royalty rates, terminal growth rates, and the amount and timing of future cash flows. These factors used in the determination of fair value, particularly estimated cash flows, are sensitive to, among other things, changes in the retail consumer market and the general economy.

        In the second quarter of 2008, HSNi recorded impairment charges related to goodwill and indefinite-lived intangible assets of $221.5 million and $78.5 million, respectively. The impairment charges were recorded at the Cornerstone reporting unit and were due, in part, to the significant deterioration in the macro economic environment for retailers, particularly in the home and apparel categories (which are Cornerstone's primary markets), the negative impact of this environment on Cornerstone's performance and the related reduction in market valuations for retailers.

        In reviewing for indicators of impairment, HSNi also considers the relationship between the trading price of its common stock and its per-share book value. Since its opening on August 21, 2008 and through September 30, 2008, HSNi's common shares have traded at a price below its per-share book value. HSNi does not however believe that the trading price of its common stock is solely indicative of its fair value (or of a goodwill impairment) as of September 30, 2008. HSNi believes its stock price reflects the weakness in the retail consumer market and, more generally, the recessionary trend of the U.S. economy as a whole. In addition, initial trading in HSNi's common stock has been volatile due to turnover in its shareholder base related to its recent spin-off from IAC and the relatively short period of time that the stock has been trading. Accordingly, during the third quarter, HSNi did not identify its common stock trading value as a triggering event as described in SFAS No. 142; and did not perform an interim assessment or update its estimate of goodwill and identifiable intangible asset impairment recorded during the second quarter of 2008.

        HSNi will conduct its annual test for impairment as of October 1, 2008 during the fourth quarter of 2008. If weak conditions in the retail consumer market persist or worsen, the results of HSNi's annual assessment test may indicate the existence of further impairment of goodwill and/or other intangible assets beyond what was estimated and recorded during the second quarter. The outcome of the assessment will be highly dependent upon judgments regarding, among other things, the duration and severity of the current economic environment; HSNi's ability to respond to these factors; and the effect that these factors may have on the amount and timing of HSNi's future cash flows.

        Charges related to the impairment of indefinite-lived intangible assets are included in amortization and impairment of intangibles in the accompanying consolidated statements of operations.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The balance of goodwill and intangible assets, net is as follows (in thousands):

	September 30, 2008	December 31, 2007
Goodwill	$2,662,700	$2,884,389
Intangible assets with indefinite lives	476,348	554,848
Intangible assets with definite lives, net	11,105	16,814

Total goodwill and intangible assets, net	$3,150,153	$3,456,051

        Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. At September 30, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$20,000	$(20,000)	$0	4.7
Customer lists	32,100	(22,636)	9,464	5.0
Other	6,209	(4,568)	1,641	10.0

Total	$58,309	$(47,204)	$11,105

        When definite-lived intangible assets are sold or expired, the cost of the asset and the related accumulated amortization are eliminated and any gain or loss is recognized at such time. At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$159,268	$(159,268)	$—	4.1
Customer lists	36,773	(22,468)	14,305	4.7
Merchandise agreements	33,257	(33,257)	—	4.7
Technology	28,007	(27,665)	342	3.9
Other	7,409	(5,242)	2,167	8.5

Total	$264,714	$(247,900)	$16,814

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—GOODWILL AND INTANGIBLE ASSETS (Continued)

        Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2007 balances, such amortization for the next four years is estimated to be as follows (in thousands):

Years Ending December 31,
2008	$7,463
2009	6,844
2010	2,132
2011	375

$16,814

        The following table presents the balance of goodwill by segment, including changes in the carrying amount of goodwill, for the nine months ended September 30, 2008 (in thousands):

	Balance as of January 1, 2008	Additions	Deductions	Impairment	Balance as of September 30, 2008
HSN	$2,390,197	$—	$—	$—	$2,390,197
Cornerstone	494,192	—	(189)	(221,500)	272,503

Total	$2,884,389	$—	$(189)	$(221,500)	$2,662,700

NOTE 4—PROPERTY AND EQUIPMENT

        The balance of property and equipment, net, is as follows (in thousands):

	September 30, 2008	December 31, 2007
Capitalized software	$183,445	$169,709
Computer and broadcast equipment	87,542	81,821
Buildings and leasehold improvements	76,654	72,815
Furniture and other equipment	59,716	58,058
Projects in progress	14,679	19,572
Land	11,783	11,778

	433,819	413,753
Less: accumulated depreciation and amortization	(281,688)	(257,948)

Total property and equipment, net	$152,131	$155,805

NOTE 5—SEGMENT INFORMATION

        HSNi has determined to represent its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—SEGMENT INFORMATION (Continued)

operating segments, HSN and Cornerstone. Entities included in discontinued operations, as described in Note 6, are excluded from the schedules below.

        HSNi's primary metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization and impairment of intangibles, (3) goodwill impairment, (4) depreciation, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the retail industry. Conceptually, Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi's statement of operations of certain expenses, including non-cash compensation, amortization of non-cash marketing, depreciation, acquisition-related accounting and one-time items.

        The following tables reconcile Adjusted EBITDA to operating income (loss) for HSNi's operating segments (in thousands):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Operating income (loss)	$17,223	$(4,907)	$12,316	$30,217	$6,210	$36,427
Non-cash compensation expense	7,438	2,850	10,288	1,279	1,194	2,473
Amortization of non-cash marketing	3,761	—	3,761	3,993	—	3,993
Amortization of intangibles	142	1,613	1,755	142	2,055	2,197
Depreciation	6,890	2,490	9,380	6,468	2,292	8,760

Adjusted EBITDA	$35,454	$2,046	$37,500	$42,099	$11,751	$53,850

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Operating income (loss)	$64,042	$(314,280)	$(250,238)	$76,388	$19,950	$96,338
Non-cash compensation expense	12,664	5,361	18,025	4,317	4,413	8,730
Amortization of non-cash marketing	8,022	—	8,022	4,442	—	4,442
Amortization and impairment of intangibles	426	83,783	84,209	2,442	6,541	8,983
Goodwill impairment	—	221,500	221,500	—	—	—
Depreciation	20,210	7,591	27,801	19,322	6,527	25,849

Adjusted EBITDA	$105,364	$3,955	$109,319	$106,911	$37,431	$144,342

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—SEGMENT INFORMATION (Continued)

        The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net sales:
HSN	$471,040	$452,719	$1,410,925	$1,322,150
Cornerstone	201,308	228,043	634,135	706,824

Total	$672,348	$680,762	$2,045,060	$2,028,974

        HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so.

        HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

NOTE 6—DISCONTINUED OPERATIONS

        On June 19, 2007, HSNi sold Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 ("HSE"). Accordingly, HSE is presented as a discontinued operation in the statement of operations.

        The net sales and net (loss) income for the aforementioned discontinued operation for the applicable periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$192,679

(Loss) income before income taxes	$(118)	$(1,797)	$(648)	$17,987
Income tax (expense) benefit	(2,719)	86	(2,718)	127

Net (loss) income	$(2,837)	$(1,711)	$(3,366)	$18,114

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$2,181	$16,655	$(238,319)	$108,348

Foreign currency translation	(1,034)	2,186	(1,427)	(19,384)
Net gains (losses) on derivative contracts	—	(94)	—	(2,355)

Other comprehensive (loss) income	(1,034)	2,092	(1,427)	(21,739)

Comprehensive income (loss)	$1,147	$18,747	$(239,746)	$86,609

        Foreign currency translation, for the nine months ended September 30, 2007, includes $22.8 million in gains that were recognized into income in connection with the sale of HSE.

        Accumulated other comprehensive income at September 30, 2008 and December 31, 2007 is solely related to foreign currency translation and is recorded net of tax.

NOTE 8—RETIREMENT AND SAVINGS PLAN

        Through December 31, 2008, our employees will continue to be eligible to participate in IAC's retirement and savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code. Effective December 31, 2008, IAC will transfer the assets of our participating employees into the HSN, Inc. Retirement and Savings Plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, up to the statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant's earnings. Our matching contribution was $1.0 million and $1.1 million for the three months ended September 30, 2008 and 2007, and $3.0 million and $3.2 million for the nine months ended September 30, 2008 and 2007.

NOTE 9—STOCK-BASED AWARDS

2008 Stock and Annual Incentive Plan

        HSNi can grant restricted stock units ("RSUs"), stock options and other stock-based awards to officers, employees, directors and consultants under the HSN, Inc. 2008 Stock and Annual Incentive Plan. Stock options and RSUs are our primary form of stock-based awards.

        RSUs are awards in the form of phantom shares or units that are denominated in a hypothetical equivalent number of shares of our common stock. At the time of grant, HSNi determines if the RSUs will be settled in cash, stock or both. The value to the holder of the RSU is based upon the market value of our stock when the RSUs vest. The RSUs are generally subject to service-based vesting where a specific period of continued employment must pass before an award vests. Typically, a portion of the RSUs granted vest periodically over the term of the grant. HSNi grants stock options at exercise prices not less than the fair market value of the stock on the grant date. The terms and conditions upon which the stock options become exercisable vary among grants.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—STOCK-BASED AWARDS (Continued)

        As of September 30, 2008, there were 4.3 million shares of common stock available for grants under the 2008 Stock and Annual Incentive Plan.

Modification of Stock-Based Compensation Awards

        In conjunction with the spin-off, IAC share-based awards held by HSNi employees were converted to equivalent share-based awards of HSNi as follows:

  •
  all unexercised stock option awards granted on or prior to December 31, 2007 to purchase shares of IAC common stock, whether vested or unvested, converted into an option to purchase shares of common stock of each of the five public-traded companies resulting from the spin-off (the "Spincos").

  •
  certain unvested RSUs were accelerated immediately prior to the spin-off, with awards thereafter settled in shares of common stock of each of the Spincos.

  •
  performance-based RSUs granted in 2007 were converted into non-performance based RSUs with the same vesting schedules.

  •
  all other IAC RSUs held by HSNi employees that did not convert or vest as described above converted into an RSU award of HSNi at the spin-off date.

  •
  all equity-based awards granted after December 31, 2007 to employees of HSNi converted into awards of common stock of HSNi.

        The adjustments to the number of shares subject to each award and the stock option exercise prices were based on the relative market capitalization of IAC and each of the Spincos following the spin-off. The conversion was accounted for as a modification under the provisions of SFAS No. 123R and resulted in additional fair value that was recognized immediately for fully vested awards and will be amortized over the remaining service period for unvested awards. These modifications affected all current and former employees of HSNi, HSN and Cornerstone who were holding vested and unvested stock-based compensation awards on August 11, 2008.

        These modifications resulted in additional compensation expense of approximately $10.9 million, of which approximately $8.0 million was recorded during the third quarter of 2008 related to awards that had vested and the remainder will be recognized over the vesting period of the unvested awards.

        Certain RSUs that were modified in connection with the spin-off may be settled in cash, stock or both as determined by the employee. HSNi follows the guidance of SFAS No. 123R and accounts for these awards as liabilities, which are marked to market each reporting period through earnings. As of September 30, 2008, approximately $2.1 million was recorded as a liability for these awards.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—STOCK-BASED AWARDS (Continued)

        Non-cash compensation expense is included in the following line items in the accompanying combined statements of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$809	$190	$1,412	$670
Selling and marketing expense	886	208	1,545	734
General and administrative expense	8,585	2,073	15,054	7,319
Production and programming expense	8	2	14	7

Non-cash compensation expense	$10,288	$2,473	$18,025	$8,730

        As of September 30, 2008, there was approximately $29.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 3.1 years.

NOTE 10—INCOME TAXES

        HSNi calculates its interim income tax provision in accordance with Accounting Principles Board Opinion No. 28 and FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods." At the end of each interim period, HSNi makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date income or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.

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

        For the three and nine months ended September 30, 2008, HSNi recorded a tax provision for continuing operations of $1.2 million and a tax benefit of $21.3 million, respectively, which represent effective tax rates of 19% and 8%, respectively. The effective tax rate of 19% for the three months ended September 30, 2008 is lower than the statutory rate of 35% due principally to the reversal of interest expense accrued on a tax liability under the requirements of FIN 48. The effective tax rate of 8% for the nine months ended September 30, 2008 is lower than the federal statutory rate of 35% due principally to a non-deductible impairment charge related to Cornerstone.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—INCOME TAXES (Continued)

        For the three and nine months ended September 30, 2007, HSNi recorded a tax provision for continuing operations of $13.9 million and $36.6 million, respectively, which represent effective tax rates of 38%. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes.

        As of September 30, 2008 and December 31, 2007, HSNi had unrecognized tax benefits of approximately $0.2 million and $8.9 million, respectively. HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. For the nine months ended September 30, 2008, there were no material accruals for interest or penalties.

        By virtue of previously filed separate HSNi and consolidated tax returns with IAC, HSNi is routinely under audit by federal, state, local and foreign authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by HSNi are recorded in the period they become known.

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

NOTE 11—EARNINGS PER SHARE

        We compute earnings per share in accordance with SFAS No. 128, "Earnings Per Share." We compute basic earnings per share using the weighted average number of common shares outstanding for the period. We compute diluted earnings per share using the treasury stock method or as if converted method, as applicable, which includes the weighted average number of common shares outstanding for the period plus the potential dilution that could occur if various equity awards to issue common stock were exercised or restricted equity awards were vested resulting in the issuance of common stock that could share in our earnings.

Basic Earnings Per Share

        For the three and nine months ended September 30, 2008, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off, plus the weighted average number of such shares outstanding following the spin-off date through September 30, 2008.

        For the three and nine months ended September 30, 2007, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE (Continued)

Diluted Earnings Per Share

        For the three and nine months ended September 30, 2008, diluted earnings per share was computed using (i) the number of shares of common stock outstanding immediately following the spin-off, (ii) the weighted average number of such shares outstanding following the spin-off date through September 30, 2008, and (iii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and the vesting of restricted stock units using the treasury stock method.

        For the three and nine months ended September 30, 2007, diluted earnings per share was calculated using (i) the number of shares of common stock outstanding immediately following the spin-off, and (ii) if dilutive, the incremental common stock that we would issue upon exercise of stock options and the vesting of RSUs using the treasury stock method.

        The following table presents our basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss):
Income (loss) from continuing operations	$5,018	$22,589	$(234,953)	$59,662
(Loss) income from discontinued operations	(2,837)	(5,934)	(3,366)	48,686

Net income (loss)	$2,181	$16,655	$(238,319)	$108,348

Weighted average number of shares outstanding:
Basic	56,207	56,206	56,206	56,206
Dilutive effect of non-cash compensation awards	458	443	—	443

Diluted	56,665	56,649	56,206	56,649

Net income (loss) per share—basic:
Continuing operations	$0.09	$0.40	$(4.18)	$1.06
Discontinued operations	(0.05)	(0.10)	(0.06)	0.87

Net income (loss)	$0.04	$0.30	$(4.24)	$1.93

Net income (loss) per share—diluted:
Continuing operations	$0.09	$0.40	$(4.18)	$1.05
Discontinued operations	(0.05)	(0.11)	(0.06)	0.86

Net income (loss)	$0.04	$0.29	$(4.24)	$1.91

Unexercised employee stock options and restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	5,161	5,242	5,236	5,242

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—LONG-TERM DEBT

September 30, 2008
(In thousands)
Secured Credit Agreement expiring July 25, 2013:
Term Loan	$150,000
Revolving Credit Facility	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1 and August 1 commencing February 1, 2009	240,000
Unamortized discount on Senior Notes	(1,520)
Other note payable	37

Total Long-term debt	388,517
Less: Current maturities	11,287

Long-term debt, net of current maturities	$377,230

        On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligation under the credit agreement. The credit agreement bears interest based on our financial leverage and, as of September 30, 2008, the term loan interest rate was equal to LIBOR plus 2.75%. The credit agreement contains financial covenants consisting of a leverage ratio and an interest coverage ratio among other covenants. HSNi was in compliance with all such covenants as of September 30, 2008. The amount available to us under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of September 30, 2008, there were $34.4 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. HSNi capitalized $7.3 million in financing costs related to the credit agreement, and HSNi will amortize these costs to interest expense over the credit agreement's five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement. As of September 30, 2008, there were no outstanding balances on the revolving credit facility and $150 million outstanding related to the term loan.

        On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016. The senior notes were issued at a discount of $1.6 million, which along with other issuance expenses of $7.3 million are being amortized to interest expense over the eight year term of the senior notes.

        Aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2009	$15,037
2010	22,500
2011	30,000
2012	30,000
2013	52,500
Thereafter	240,000

$390,037

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

        Effective January 1, 2008, HSNi adopted the provisions of SFAS No. 157 which applies to financial assets and liabilities that are being measured and reported on a fair value basis and expands disclosures about fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities had no effect on HSNi's existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs used to value an asset or a liability. The three levels of the fair-value hierarchy include: Level 1—quoted market prices in active markets for identical assets and liabilities; Level 2—inputs other than quoted market prices included in Level 1 above that are observable for the asset or liability, either directly or indirectly; and Level 3—unobservable inputs for the asset or liability.

        The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to the credit agreement (the term loan and revolving credit facility) approximates fair value as interest rates on these instruments approximate current market rates (Level 2 criteria).

        The $240.0 million of senior notes are carried at cost. The estimated fair value of the senior notes was approximately $232.8 million at September 30, 2008, based upon quoted market information (level 1 criteria).

NOTE 14—COMMITMENTS AND CONTINGENCIES

        In the ordinary course of business, HSNi is a party to various lawsuits. HSNi establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of HSNi, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 10 for discussion related to income tax contingencies.

NOTE 15—RELATED PARTY TRANSACTIONS

Relationship Between IAC and HSNi Prior to the Spin-Off

        HSNi's expenses include allocations from IAC of costs associated with IAC's accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of HSNi's revenue as a percentage of IAC's total revenue. Allocated costs were $0 and $1.8 million for the three months ended September 30, 2008 and 2007, respectively, and $3.3 million and $5.1 million for the nine months ended September 30, 2008 and 2007, respectively, and are included in "General and administrative expense" in the accompanying consolidated statements of operations. It is not practicable to determine what the amounts of these expenses would have been incurred had HSNi operated as an unaffiliated entity. In the opinion of management, the allocation method is reasonable.

        The portion of the interest expense reflected in the consolidated statements of operations that is intercompany in nature was $1.8 million for the nine months ended September 30, 2007. There was no

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—RELATED PARTY TRANSACTIONS (Continued)

interest expense that is intercompany in nature for the three months ended September 30, 2007, or the nine months ended September 30, 2008. This intercompany interest expense, which is included in discontinued operations, arose from the transfer of cash from IAC to HSNi that occurred in connection with IAC's treasury operations.

Relationship Between IAC and HSNi After the Spin-Off

        For purposes of governing certain of the ongoing relationships between HSNi and IAC at and after the spin-off and to provide for an orderly transition, effective August 20, 2008, HSNi entered into the following agreements (collectively, the "Spin-Off Agreements"):

  •
  a Separation and Distribution Agreement that sets forth the arrangements between IAC and HSNi regarding the principal transactions necessary to separate HSNi from IAC, and that governs certain aspects of the relationship of HSNi with IAC and the other Spincos after the spin-off;

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

        Also in connection with the spin-off, pursuant to a Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, among HSNi, IAC, Liberty Media Corporation ("Liberty") and a subsidiary of Liberty that holds shares of IAC common stock and IAC Class B common stock (together with Liberty, the "Liberty Parties"), HSNi (i) assumed from IAC all rights and obligations providing for post-spin-off governance and other arrangements at HSNi under the Spinco Agreement, dated May 13, 2008, among IAC, Liberty and affiliates of Liberty that held shares of IAC common stock and/or Class B common stock at the time such Spinco Agreement was entered into, and (ii) as required by the Spinco Agreement, entered into a registration rights agreement with the Liberty Parties.

NOTE 16—SUBSEQUENT EVENT

        Subsequent to quarter end, HSNi borrowed $40 million under its revolving credit facility. HSNi took this measure to ensure financial flexibility during this period of uncertainty in the U.S. credit markets. To the extent necessary, the funds will be used to support working capital needs.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

        Effective August 20, 2008, HSNi completed its previously announced spin-off from IAC/InterActiveCorp ("IAC"). In anticipation of the spin-off, HSNi was incorporated as a Delaware corporation in May 2008. Prior to the spin-off, we were a wholly owned subsidiary of IAC and did not have any material assets or liabilities, nor did we engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities, nor did we engage in any business or other activities. Since completion of the spin-off, HSNi now consists of HSN and Cornerstone, the businesses that formerly comprised IAC's Retailing segment. HSN consists of the HSN television network and HSN.com, and Cornerstone includes the Cornerstone Brands portfolio of leading print catalogs and related websites, as well as a limited number of retail stores. HSNi also includes the entities described below under the heading "Discontinued Operations."

Results of Operations

  Net sales

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$471,040	4%	$452,719
Cornerstone	201,308	(12)%	228,043

Total net sales	$672,348	(1)%	$680,762

        Net sales primarily relate to the sale of merchandise and is reduced by incentive discounts and actual and estimated sales returns. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi's sales policy allows customers to return merchandise for a full refund or exchange, subject in some cases to restocking fees and exceptions for certain merchandise.

        HSNi net sales decreased 1% or $8.4 million for the three months ended September 30, 2008 to $672.3 million as compared to the same period in 2007. The decrease in net sales in 2008 is primarily due to a 12% decline at Cornerstone, partially offset by growth of 4% at HSN.

  HSN

        HSN net sales increased 4% between comparable periods, highlighted by HSN.com net sales which increased 17% and now represent 28% of HSN's net sales. Excluding wholesale revenue, units shipped were essentially flat as compared to the prior year period while average selling prices increased to $59.66 from $57.59, primarily as a result of a shift in product mix to electronics, housewares and fitness.

        Product mix at HSN is provided in the table below:

	Three Months Ended September 30,
	2008	2007
Jewelry	16%	18%
Apparel & accessories	14%	15%
Health & beauty	19%	20%
Home & other	51%	47%

Total	100%	100%

  Cornerstone

        Cornerstone's net sales for the three months ended September 30, 2008 decreased 12% or $26.7 million from the prior year. The decrease was the result of slowing demand for Cornerstone's merchandise, caused by the significant deterioration of the U.S. economy, particularly its effect on the housing and apparel markets. As a result, average price points and the number of units shipped decreased 5% and 7%, respectively. Net sales were also negatively impacted by a 14% planned reduction in catalog circulation.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$1,410,925	7%	$1,322,150
Cornerstone	634,135	(10)%	706,824

Total net sales	$2,045,060	1%	$2,028,974

        Net sales for the nine months ended September 30, 2008 increased $16.1 million to $2.0 billion from 2007 primarily due to the 7% growth at HSN offset by a decline of 10% at Cornerstone. Included in the 2007 results are the net sales of $15.9 million from America's Store which ceased operations on April 3, 2007.

  HSN

        Net sales from HSN for the nine months ended September 30, 2008 increased $88.8 million, reflecting a 1.7% increase in units shipped and a 5% increase in the average price point (excluding wholesale revenue). The increase in average price point in 2008 is primarily due to a shift in product mix from the jewelry and apparel & accessories categories to the home & other category (including electronics and fitness). As discussed above, electronic merchandise generally carries a higher average price point. During the first nine months of 2008, HSN continued to improve sales efficiency and increased the number and spend of active customers.

        Product mix at HSN is provided in the table below:

	Nine Months Ended September 30,
	2008	2007
Jewelry	17%	18%
Apparel & accessories	13%	14%
Health & beauty	19%	20%
Home & other	51%	48%

Total	100%	100%

  Cornerstone

        Net sales from Cornerstone in 2008 decreased $72.7 million from 2007 primarily due to a 6% decrease in units shipped and a 3% decrease in average price point. Cornerstone continues to be affected by the difficult retail environment as described above in the three month discussion. Net sales were also negatively impacted by a 19% planned reduction in catalog circulation.

  Cost of sales and gross profit

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
HSN	$315,534	7%		$295,468
Cornerstone	120,988	(6)%		129,000

Cost of sales	$436,522	3%		$424,468

As a percentage of total net sales	64.9%	250	bp	62.4%
Gross profit margin	35.1%	(250	bp)	37.6%

	Three Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
Gross profit—HSN	$155,506	(1)%		$157,251
HSN gross profit margin	33.0%	(170	bp)	34.7%
Gross profit—Cornerstone	$80,320	(19)%		$99,043
Cornerstone gross profit margin	39.9%	(350	bp)	43.5%

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

  HSN

        HSN gross profit margins were 33.0% and 34.7% for the quarters ended September 30, 2008 and 2007, respectively. The decline in the gross profit margins was primarily the result of the product mix shift, increased promotional activity in jewelry and fashion and increased shipping and handling costs due to the product mix shift and higher fuel costs.

        While shipping and handling revenues per unit remained constant, there was an increase in shipping and handling costs per unit. This increase was the result of changes in HSN's product mix, higher freight-related costs and an increase in warehouse labor costs. In an effort to grow and maintain customer share in an increasingly competitive marketplace, HSN did not pass along all of these cost increases to its customers. In August 2008, HSN selectively implemented price increases in shipping and handling charges to help offset a portion of the cost increase.

  Cornerstone

        Gross profit margin for Cornerstone was 39.9% as compared to 43.5% in the previous year. The decrease in the gross profit margin was principally due to an increase in promotional pricing and clearance activity and an increase in fulfillment and shipping costs. Shipping and handling costs grew at a faster rate than revenue primarily due to increased fuel surcharges charged by Cornerstone's shipping partners combined with a shift in product mix to heavier merchandise.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
HSN	$951,274	9%		$872,529
Cornerstone	373,911	(5)%		392,119

Cost of sales	$1,325,185	5%		$1,264,648

As a percentage of total net sales	64.8%	247	bp	62.3%
Gross profit margin	35.2%	(247	bp)	37.7%

	Nine Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
Gross profit—HSN	$459,651	2%		$449,621
HSN gross profit margin	32.6%	(141	bp)	34.0%
Gross profit—Cornerstone	$260,224	(17)%		$314,705
Cornerstone gross profit margin	41.0%	(350	bp)	44.5%

        Cost of sales for the nine months ended in 2008 increased 5% or $60.5 million from 2007, due to the 9% or $78.7 million increase at HSN, partially offset by Cornerstone's 5% or $18.2 million decrease in the cost of products sold. The gross profit margin declined to 35.2% as compared to 37.7% in the prior year period.

  HSN

        HSN's gross profit margin decreased to 32.6% as compared to 34.0% in the prior year. The decline in gross profit margin was due to a shift in the product mix discussed previously, higher retail reductions and markdowns and an increase in shipping and handling costs.

  Cornerstone

        Gross profit margin was 41.0% as compared to 44.5% during the same period in the prior year. The decrease in gross profit margins at Cornerstone was principally due to the factors described above in the three month discussion. Additionally, Cornerstone was negatively impacted by an increase in promotional activity with a higher percentage of liquidation sales to reduce inventory levels and increased shipping and handling costs.

  Selling and marketing expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
HSN	$69,635	4%		$66,840
Cornerstone	64,471	(11)%		72,225

Selling and marketing expense	$134,106	(4)%		$139,065

As a percentage of total net sales	20%	(48	bp)	20%

	Three Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
Selling and marketing expense—HSN	$69,635	4%		$66,840
As a percentage of HSN net sales	15%	2	bp	15%
Selling and marketing expense—Cornerstone	$64,471	(11)%		$72,225
As a percentage of Cornerstone net sales	32%	35	bp	32%

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

        Selling and marketing expense for the three months ended September 30, 2008 decreased $5.0 million from the prior year period. The decrease is primarily attributed to the $8.1 million decrease in catalog costs at Cornerstone and a 3% decrease in on-air distribution costs, offset by an increase in personnel costs. Catalog costs decreased primarily due to the 14% planned reduction in catalog circulation. The decrease in on-air distribution costs is primarily due to lower broadcast rates as compared to the prior year. The increase in personnel costs at HSN was due to headcount additions and a $0.7 million increase in non-cash compensation expense primarily due to the modification of existing stock-based compensation awards in connection with the spin-off.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
HSN	$202,393	1%		$200,344
Cornerstone	212,709	(7)%		228,731

Selling and marketing expense	$415,102	(3)%		$429,075

As a percentage of total net sales	20%	(85	bp)	21%

	Nine Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
Selling and marketing expense—HSN	$202,393	1%		$200,344
As a percentage of HSN net sales	14%	(81	bp)	15%
Selling and marketing expense—Cornerstone	$212,709	(7)%		$228,731
As a percentage of Cornerstone net sales	34%	119	bp	32%

        Selling and marketing expense for the nine months ended September 30, 2008 decreased $14.0 million from 2007. This decrease is primarily due to the $17.6 million reduction in catalog costs at Cornerstone and a decrease of 3.8% in on-air distribution costs at HSN, partially offset by an increase of $1.9 million in compensation and other employee-related costs. Catalog costs decreased primarily due to a 19% planned reduction in catalog circulation. The increase in compensation and other employee-related costs in 2008 is primarily due to the factors described above in the three month discussion.

  General and administrative expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
HSN	$41,804	16%		$35,947
Cornerstone	16,724	3%		16,275

General and administrative expense	$58,528	12%		$52,222

As a percentage of total net sales	9%	103	bp	8%

	Three Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
General and administrative expense—HSN	$41,804	16%		$35,947
As a percentage of HSN net sales	9%	96	bp	8%
General and administrative expense—Cornerstone	$16,724	3%		$16,275
As a percentage of Cornerstone net sales	8%	112	bp	7%

        General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

        General and administrative expense in 2008 increased $6.3 million as compared to the three months ended September 30, 2007. General and administrative expense represented 8.7% and 7.7% of net sales for the three month ended September 30, 2008 and 2007, respectively. This increase is primarily due to a $6.5 million increase in non-cash compensation expense associated with the modification of existing stock-based compensation awards in connection with the spin-off, an increase in wages at HSN due to headcount additions and an increase in bad debt expense. HSN increased its bad debt provision in anticipation of losses associated with its exclusive extended payment program, Flexpay. Flexpay allows customers to pay for merchandise in interest free monthly payments over a two to six month period.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
HSN	$119,611	15%		$104,068
Cornerstone	49,077	(8)%		53,194

General and administrative expense	$168,688	7%		$157,262

As a percentage of total net sales	8%	50	bp	8%

	Nine Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
General and administrative expense—HSN	$119,611	15%		$104,068
As a percentage of HSN net sales	8%	61	bp	8%
General and administrative expense—Cornerstone	$49,077	(8)%		$53,194
As a percentage of Cornerstone net sales	8%	20	bp	8%

        General and administrative expense for the nine months ended September 30, 2008 increased $11.4 million from 2007, primarily due to increases of $7.8 million in non-cash compensation expense in connection with the spin-off and $4.5 million in bad debt expense driven by increased Flexpay sales and higher reserve rates, partially offset by a decrease in professional fees. Flexpay sales were 53.5% and 53.1% of HSN's net merchandise sales for 2008 and 2007, respectively. General and administrative expense also includes non-cash compensation expense of $15.1 million in 2008 and $7.3 million in 2007. The increase in non-cash compensation expense is primarily due to the factors noted above in the three month discussion.

  Production and programming expense

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
HSN	$15,976	18%		$13,569
Cornerstone	4	(93)%		61

Production and programming expense	$15,980	17%		$13,630

As a percentage of total net sales	2%	37	bp	2%

        Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN.

        Production and programming expense for the three months ended September 30, 2008 increased 17% or $2.4 million to $16.0 million compared to $13.6 million for same period last year. These costs are primarily incurred by HSN and represent 2.4% and 2.0% of HSNi net sales and 3.4% and 3.0% of HSN's net sales for quarters ended September 30, 2008 and 2007, respectively. The increase in production and programming costs is the result of increased broadcast and labor costs.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
HSN	$44,783	6%		$42,248
Cornerstone	8	(94)%		129

Production and programming expense	$44,791	6%		$42,377

As a percentage of total net sales	2%	10	bp	2%

        Production and programming expense for the nine months ended September 30, 2008 increased 6% or $2.4 million as compared to the same period last year. These costs represent 2.2% and 2.1% of HSNi net sales and 3.2% of HSN's net sales for both nine-month periods ended September 30, 2008 and 2007, respectively. The increase in production and programming costs is the result of the factors described above in the three month discussion.

Depreciation

  For the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	% Change		2007	2008	% Change		2007
	(Dollars in thousands)				(Dollars in thousands)
HSN	$6,890	7%		$6,468	$20,210	5%		$19,322
Cornerstone	2,490	9%		2,292	7,591	16%		6,527

Depreciation	$9,380	7%		$8,760	$27,801	8%		$25,849

As a percentage of total net sales	1%	11	bp	1%	1%	9	bp	1%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	% Change		2007	2008	% Change		2007
	(Dollars in thousands)				(Dollars in thousands)
Depreciation—HSN	$6,890	7%		$6,468	$20,210	5%		$19,322
As a percentage of HSN net sales	1%	3	bp	1%	1%	(3)	bp	1%
Depreciation—Cornerstone	$2,490	9%		$2,292	$7,591	16%		$6,527
As a percentage of Cornerstone net sales	1%	23	bp	1%	1%	27	bp	1%

        Depreciation for the three and nine months ended September 30, 2008 increased $0.6 million and $2.0 million, respectively, primarily due to the incremental depreciation associated with capital expenditures made during 2007 and 2008, partially offset by certain fixed assets becoming fully depreciated during the period.

  Adjusted EBITDA

        Adjusted EBITDA is a non-GAAP measure and is defined in Note 5 of Notes to Consolidated Financial Statements.

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
HSN	$35,454	(16)%		$42,099
Cornerstone	2,046	(83)%		11,751

Adjusted EBITDA	$37,500	(30)%		$53,850

As a percentage of total net sales	6%	(230)	bp	8%

	Three Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
Adjusted EBITDA—HSN	$35,454	(16)%		$42,099
As a percentage of HSN net sales	8%	(180)	bp	9%
Adjusted EBITDA—Cornerstone	$2,046	(83)%		$11,751
As a percentage of Cornerstone net sales	1%	(420)	bp	5%

        Adjusted EBITDA was $37.5 million for the three months ended September 30, 2008, compared to $53.9 million during the comparable period in 2007, a decline of 30%. Adjusted EBITDA excludes certain non-cash charges including the non-cash compensation expenses of $10.3 and $2.5 million incurred during the three month periods ended September 30, 2008 and 2007, respectively.

        Adjusted EBITDA decreased $16.4 million from 2007 primarily due to a decrease in gross profit margins. The Adjusted EBITDA decline at HSN was primarily driven by the decrease in gross margins. Gross profit margins at HSN were adversely impacted by an increase in cost of sales as a percentage of net sales due to a shift in mix to lower gross margin products, primarily electronics and housewares. Shipping and handling costs grew at a faster rate than revenue primarily due to fuel surcharges charged by HSNi's shipping partners combined with a shift in product mix to heavier merchandise. Adjusted EBITDA at Cornerstone decreased 83% to $2.0 million, primarily as a result of a decrease in gross margins in a highly promotional retail environment, partially offset by reduced costs associated with a 14% planned reduction in catalog circulation.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
HSN	$105,364	(1)%		$106,911
Cornerstone	3,955	(89)%		37,431

Adjusted EBITDA	$109,319	(24)%		$144,342

As a percentage of total net sales	5%	(176)	bp	7%

	Nine Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
Adjusted EBITDA—HSN	$105,364	(1)%		$106,911
As a percentage of HSN net sales	7%	(62)	bp	8%
Adjusted EBITDA—Cornerstone	$3,955	(89)%		$37,431
As a percentage of Cornerstone net sales	1%	(468)	bp	5%

        Adjusted EBITDA declined 24% to $109.3 million for the nine months ended September 30, 2008 as compared to the comparable period in 2007. Adjusted EBITDA excludes certain non-cash charges including the non-cash compensation expenses of $18.0 and $8.7 million incurred during the nine month periods ended September 30, 2008 and 2007, respectively.

        Adjusted EBITDA decreased $35.0 million from 2007 primarily due to a decrease in gross profit margins. Adjusted EBITDA at HSN decreased 1% to $105.4 million in 2008 primarily due to the reasons provided in the three month discussion. Adjusted EBITDA at Cornerstone decreased 89% primarily as a result of a decrease in gross margins in a highly promotional retail environment, partially offset by reduced costs associated with a 19% planned decrease in catalog circulation.

  Operating income (loss)

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
HSN	$17,223	(43)%		$30,217
Cornerstone	(4,907)	(179)%		$6,210

Operating income	$12,316	(66)%		$36,427

As a percentage of total net sales	2%	(352)	bp	5%

	Three Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
Operating income—HSN	$17,223	(43)%		$30,217
As a percentage of HSN net sales	4%	(304)	bp	7%
Operating (loss) income—Cornerstone	$(4,907)	(179)%		$6,210
As a percentage of Cornerstone net sales	-2%	(511)	bp	3%

        Operating income for the three months ended September 30, 2008 decreased 66% or $24.1 million to $12.3 million as compared to 2007. Operating income as a percentage of net sales decreased to 2% in 2008 as compared to 5% in 2007.

        Operating income at HSN decreased 43% to $17.2 million, driven by the decrease in gross profit margins due to a shift in mix to lower gross margin products, primarily electronics and housewares. Shipping and handling costs grew at a faster rate than revenue primarily due to fuel surcharges charged by HSN's shipping partners combined with a shift in product mix to heavier merchandise. Non-cash compensation expense increased $6.2 million as compared to the previous year which was primarily due to the modification of stock-based compensation awards in connection with the spin-off. Operating income at Cornerstone decreased $11.1 million to an operating loss of $4.9 million, primarily due to the decrease in gross profit as a result of the increase in promotional pricing and clearance activity and an increase in fulfillment and shipping costs. Non-cash compensation expense increased $1.7 million as compared to the previous year due to the modification of stock-based compensation awards in connection with the spin-off.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
HSN	$64,042	(16)%	$76,388
Cornerstone	(314,280)	NM	19,950

Operating (loss) income	$(250,238)	(360)%	$96,338

As a percentage of total net sales	-12%	NM	5%

	Nine Months Ended September 30,
	2008	% Change		2007
	(Dollars in thousands)
Operating income—HSN	$64,042	(16)%		$76,388
As a percentage of HSN net sales	5%	(125)	bp	6%
Operating (loss) income—Cornerstone	$(314,280)	NM		$19,950
As a percentage of Cornerstone net sales	(50)%	NM		3%

NM = not meaningful

        In the second quarter of 2008, HSNi recorded impairment charges related to goodwill and indefinite-lived intangible assets of $221.5 million and $78.5 million, respectively. The impairment charges were recorded at the Cornerstone reporting unit and were due, in part, to the significant deterioration in the macro economic environment for retailers, particularly in the home and apparel categories (which are Cornerstone's primary markets), the negative impact of this environment on Cornerstone's performance and the related reduction in market valuations for retailers.

        Operating income in 2008 decreased $346.6 million to a loss of $250.2 million, resulting primarily from the $300.0 million in impairment charges described above. Also contributing to the decrease in operating income was the decrease in gross profit margins as described above in the three month discussion, the $9.3 million increase in non-cash stock compensation expense in connection with the spin-off and the $3.6 million increase in the amortization of non-cash marketing expense.

        The amortization of non-cash marketing referred to in this report consists of non-cash marketing and advertising secured by IAC from Universal Television as part of the IAC transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

  Other income (expense)

	Three Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Interest income	$365	NM	$36
Interest expense	(6,461)	NM	—
Other expense	—	NM	—

Other (expense) income	$(6,096)	NM	$36

As a percentage of total net sales	1%	NM	0%

	Nine Months Ended September 30,
	2008	% Change	2007
	(Dollars in thousands)
Interest income	$404	NM	$225
Interest expense	(6,461)	NM	—
Other expense	—	NM	(256)

Other income (expense)	$(6,057)	NM	$(31)

As a percentage of total net sales	0%	NM	0%

NM = not meaningful

        Interest expense for the three and nine month periods ended September 30, 2008 relates to the $150 million five-year term loan and the $240 million of 11.25% senior notes which were issued in the third quarter of 2008 in connection with the spin-off from IAC.

  Income tax provision

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        For the three months ended September 30, 2008 and 2007, HSNi recorded a tax provision for continuing operations of $1.2 million and $13.9 million, respectively, which represent effective tax rates of 19% and 38%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to the reversal of an interest accrual on a FIN 48 tax liability. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        For the nine months ended September 30, 2008 and 2007, HSNi recorded a tax benefit for continuing operations of $21.3 million and a tax provision for continuing operations of $36.6 million, respectively, which represent effective tax rates of 8% and 38%, respectively. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to a non-deductible impairment charge related to Cornerstone. The 2007 tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes.

        As of September 30, 2008 and December 31, 2007, HSNi had unrecognized tax benefits of approximately $0.2 million and $8.9 million, respectively. HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. For the nine months ended September 30, 2008 , there were no material accruals for interest or penalties.

  Discontinued operations

  For the three months ended September 30, 2008 compared to the three months ended September 30, 2007

        Discontinued operations in the accompanying combined statements of operations include Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 ("HSE") through June 19, 2007. Results from these discontinued operations in 2008 and 2007 were losses of $2.8 million and $1.7 million, respectively, net of tax. Loss from discontinued operations, net of tax, in 2008 primarily relates to 2007 income tax returns filed in 2008. Loss from discontinued operations, net of tax, in 2007 primarily includes the losses of HSE. Additionally, in 2007, HSNi recognized an after-tax gain on the sale of HSE of $4.2 million.

  For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

        (Losses) income from discontinued operations in 2008 and 2007 were losses of $3.4 million and income of $18.1 million, respectively, net of tax. Loss from discontinued operations, net of tax, in 2008 primarily relates to 2007 income tax returns filed in 2008. Income from discontinued operations, net of tax, in 2007 primarily includes the income of HSE. Additionally, in 2007, HSNi recognized an after-tax gain on the sale of HSE of $30.6 million.

Liquidity and Capital Resources

        As of September 30, 2008, HSNi had $56.4 million of cash and cash equivalents.

        Net cash provided by operating activities attributable to continuing operations was $24.0 million in 2008 and $21.7 million in 2007, an increase of $2.3 million. This increase was primarily due to a decrease in accounts receivable as a result of a concerted effort to minimize Flexpay utilization during the year at HSN, partially offset by other changes in working capital.

        Net cash used in investing activities attributable to continuing operations in 2008 of $9.7 million resulted primarily from capital expenditures of $26.7 million, partially offset by cash transfers of $17.0 million from IAC. The cash transfers from IAC relate to IAC's centrally managed U.S. treasury function. Net cash used in investing activities attributable to continuing operations in 2007 of $23.2 million resulted primarily from capital expenditures of $33.1 million, partially offset by cash transfers of $9.8 million from IAC.

        Net cash provided by financing activities attributable to continuing operations in 2008 was $40.1 million. In connection with the spin-off, HSNi raised $390 million of long-term debt through a combination of $240 million of senior notes and a $300 million secured credit agreement, consisting of a $150 million term loan and a $150 million revolving credit facility. As of September 30, 2008, $150 million was outstanding under the term loan and no amounts were outstanding under the revolving credit facility. Debt issuance costs, including the $1.6 million discount on the issuance of the senior notes, totaled $16.1 million resulting in net proceeds of $373.9 million. In connection with the spin-off, HSNi made a $333.8 million cash distribution to IAC. Net cash provided by financing activities attributable to continuing operations in 2007 of $2.2 million was due to excess tax benefits from stock-based awards.

        The credit agreement contains financial covenants consisting of a leverage ratio and an interest coverage ratio, among other covenants. HSNi was in compliance with all such covenants as of September 30, 2008. The amount available to us under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of September 30, 2008, there were $34.4 million of outstanding commercial and standby letters of credit issued under the revolving credit facility.

        Net cash used in discontinued operations in 2008 and 2007 of $6.3 million and $50.9 million, respectively, relates primarily to the operations of HSN International and HSE, respectively. HSNi does not expect future cash flows associated with existing discontinued operations to be material.

        Subsequent to quarter end, HSNi borrowed $40 million under its revolving credit facility. HSNi took this measure to ensure financial flexibility during this period of uncertainty in the U.S. credit markets. To the extent necessary, the funds will be used to support working capital needs.

        HSNi anticipates that it will need to make capital and other expenditures in connection with the development and expansion of its operations. HSNi's ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

Seasonality

        Seasonality impacts HSNi, with revenue highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        At September 30, 2008, approximately 38.5% of our $390 million of outstanding long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings as a result of interest rates charged on certain underlying obligations that are variable. At September 30, 2008, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $1.5 million in annual pre-tax interest expense.

Item 4T.    Controls and Procedures

        Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our filings with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

        Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: the impact of the credit crisis, possible economic downturn and other changes in political, business and economic conditions, including conditions affecting consumer confidence, consumer spending and ecommerce growth; changes in the interest rate environment or overall credit markets; effects of a continuing or accelerating slowdown in the domestic housing and consumer markets; HSNi's business prospects and strategy in light of the recently completed spin-off transaction; changes in our relationships with our pay television operators, vendors, manufacturers and other third parties; changes in senior management at HSNi and/or its businesses; technological or regulatory changes; our ability to offer new or alternative products in a cost-effective manner and consumer acceptance of those products; and changes affecting distribution channels and product delivery costs. Certain of these and other risks and uncertainties are discussed in HSNi's filings with the SEC, including the "Risk Factors" section of our registration statement on Form S-1 filed with the SEC on August 20, 2008. Other unknown or unpredictable factors that could also adversely affect HSNi's business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of HSNi management as of the date of this report. HSNi does not undertake to update these forward-looking statements.

Risk Factors

        Careful consideration should be given to the risk factors discussed under the caption "Risk Factors" in our Registration Statement on Form S-1. The risk factors listed below supplement the risk factors contained in the Form S-1 and should be carefully considered. The following section describes risks and uncertainties that reflect material changes from the risk factors that were discussed in the Form S-1. The risks discussed in the Form S-1 and described below are not the only risks facing HSNi. Additional risks not currently known to HSNi or that HSNi currently deems immaterial may also impair our business operations. HSNi's business, financial condition or results of operations could be materially adversely affected by any of these risks. This Form 10-Q is qualified in its entirety by these risks.

        Adverse conditions in the economy and geopolitical environment could have a negative impact on our growth and profitability.

        Retailers generally are particularly sensitive to adverse global economic and business conditions, in particular to the extent they result in a loss of consumer confidence and decreases in consumer spending, particularly discretionary spending. The current world-wide credit market disruptions and economic slowdown have negatively impacted consumer confidence, consumer spending and, consequently, our business. The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be adversely affected. If these economic and market conditions, in the United States or other key markets, persist, spread or deteriorate further, it will have a negative impact on our business, financial condition and results of operations.

        Initiatives that we have undertaken to reduce costs may not be sufficient to offset the results of a prolonged or more severe downturn, and further cost reductions may be difficult or impossible to implement in the near term, due in part to certain fixed costs associated with some of our operations. Further, the cost-reduction initiatives undertaken to date could result in strains in our operations.

        Our level of indebtedness could limit our ability to react to changes in the economy or our industry, prevent us from meeting our obligations under our debt instruments or otherwise restrict our business activities.

        As of September 30, 2008, HSNi had total debt of $390 million, consisting of $240 million in senior notes and $150 million of borrowings under HSNi's senior secured credit facilities. In addition, subsequent to the quarter end, HSNi borrowed $40 million under our revolving credit facility. HSNi may also drawdown the available unused portion of the revolving credit facility, access the capital markets for additional funding and/or otherwise incur significant additional indebtedness in the future.

        The existence of, and limitations on the availability of HSNi's debt could have important consequences. The existence of debt could, among other things:

  •
  require a substantial portion of HSNi cash flow from operations to be dedicated to the payment of principal and interest on HSNi indebtedness and limit HSNi's ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes;

  •
  increase HSNi's vulnerability to general economic and industry conditions; and

  •
  expose HSNi to the risk of increased interest rates because certain of its borrowings, including borrowings, under its credit facilities, will be at variable interest rates.

        Limitations imposed as a part of the debt, such as the availability of credit and the existence of restrictive covenants may, among other things:

  •
  make it difficult for HSNi to satisfy its financial obligations; and

  •
  limit HSNi's ability to respond to business opportunities.

        In addition, the current challenges in the macro economic environment may adversely affect the availability of credit already arranged and the availability and cost of credit in the future.

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

Date: November 14, 2008

HSN, INC.
By:	/s/ JUDY A. SCHMELING Judy A. Schmeling, Executive Vice President and Chief Financial Officer

	Title	Date

/s/ JUDY A. SCHMELING	Judy A. Schmeling, Executive Vice President and Chief Financial Officer	November 14, 2008