Form 10-K
period 2008-12-31
HSN, Inc.
filed 2009-03-31
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File No. 001-34061

HSN, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2590893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 HSN Drive, St. Petersburg, Florida	33729
(Address of principal executive offices)	(Zip Code)

(727) 872-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 Series A Junior Participating Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC (Nasdaq Global Select Market) The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock.

As of March 6, 2009, the registrant had 56,342,620 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. These forward-looking statements include, among other things, statements relating to: HSNi’s future financial performance, HSNi’s business prospects and strategy, anticipated trends and prospects in the various markets in which HSNi’s businesses operate and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to: the depth and duration of the current recession, which may persist throughout and beyond 2009, and the impact of these conditions on consumer confidence and spending levels; whether national economic stimulus initiatives and measures to stabilize the financial system will be successful in achieving their objectives within the expected timeframes; other changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or e-commerce growth; changes in the interest rate environment and developments in the overall credit markets, and particularly the impact of the current constrained credit environment, if it persists; HSNi’s business prospects and strategy, including whether HSNi’s initiatives to generate cash and preserve liquidity will be effective; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; technological or regulatory changes; changes in senior management; our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services; and changes in product delivery costs. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time.

You should not place undue reliance on these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated in this Annual Report or the context otherwise requires, all references in this Annual Report to “HSNi,” the “Company,” “us,” “our” or “we” are to HSN, Inc. and/or its subsidiaries and affiliates.

Business Overview

HSNi owns and operates, through its subsidiaries, HSN, a retailer and interactive lifestyle network offering a broad assortment of products through television home shopping programming on the HSN television network and HSN.com through a business-to-consumer internet commerce site. HSN strives to transform the shopping experience by incorporating experts, entertainment, inspiration, solutions, tips and ideas in connection with the sale of products. HSNi also owns and operates, through its subsidiaries, the Cornerstone Brands portfolio of catalogs and related websites, including Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements, as well as a limited number of retail stores.

HSNi was incorporated in Delaware in May 2008. Our principal offices are located at 1 HSN Drive, St. Petersburg, Florida 33729 and our main telephone number is 727-872-1000.

History

HSNi’s predecessor company began broadcasting television home shopping programming from its studios in St. Petersburg, Florida in 1981, and by 1985, was broadcasting this programming through a national network of cable and local television stations 24 hours a day, seven days a week. The company continued to broaden its national distribution network through a combination of cable, satellite and broadcast systems, and as of December 31, 2008, the HSN television network reached approximately 91.9 million homes in the United States.

The company acquired Improvements, a catalog featuring thousands of innovative home, patio and outdoor products, in June 2001, and significantly grew its catalogs business through the acquisition of the Cornerstone Brands portfolio of leading print catalogs and related websites in April 2005.

The company began conducting business online in 1994 and formally launched HSN.com, the online shopping portal for the HSN television network, in 1999.

On November 5, 2007, IAC/InterActiveCorp (“IAC”) announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying HSN and Cornerstone, collectively, as one of those five companies. In this Annual Report, we refer to the separation transaction as the “spin-off.” In anticipation of the spin-off, HSNi was incorporated as a Delaware corporation in May 2008. Effective August 20, 2008, HSNi completed the spin-off and HSNi’s shares began trading on The Nasdaq Global Select Market under the symbol “HSNI.” Since completion of the spin-off, HSNi now consists of HSN and Cornerstone, the principal businesses that formerly comprised most of IAC’s Retailing segment.

What We Do

HSNi markets and sells a wide range of third party and private label merchandise directly to consumers through HSN, which includes the HSN television network and its related website, HSN.com, as well as through Cornerstone Brands portfolio of catalogs and related websites.

HSNi is committed to providing an evolving variety and mix of quality products at reasonable prices and brands that resonate with its customers. Products offered through HSN include electronics and housewares, jewelry, beauty, apparel, health, home fashions, accessories, vitamins/supplements and other products. Featured products include HSN-branded (or private label) products and third party-branded products, some of which are produced exclusively for HSN, as well as merchandise generally available through other retailers. The Cornerstone Brands primarily offer home and outdoor furnishings and casual and leisure apparel with the majority produced exclusively for Cornerstone.

HSN

Overview

HSN includes the HSN television network and its related website, HSN.com. The HSN television network broadcasts live, customer interactive television home shopping programming 24 hours a day, seven days a week. This programming is intended to promote sales and customer loyalty through a combination of product quality, value and selection, coupled with product information and entertainment. Programming is divided into separately televised segments, each of which has a host who presents and conveys information regarding featured products, sometimes with the assistance of a representative from the product vendor. HSN.com is a business-to-consumer internet commerce site that sells all of the merchandise offered on the HSN television network, together with complementary products and select merchandise sold exclusively on HSN.com. The HSN strategy continues to focus on defining a clear and differentiated brand and creating an identity for itself as a lifestyle, editorial, programmed commerce network that provides great products with innovative and engaging presentation.

Reach

HSN produces live programming for the HSN television network from its studios in St. Petersburg, Florida and distributes this programming by means of satellite uplink facilities, which it owns and operates, to a satellite transponder leased by HSN on a full-time basis through May 2019. HSN has entered into a long-term satellite transponder lease to provide for continued carriage of the HSN television network on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite currently carrying the HSN television network. HSN has also designed business continuity and disaster recovery plans to ensure its continued satellite transmission capability on a temporary basis in the event of inclement weather or a natural or other disaster.

As of December 31, 2008 and 2007, the HSN television network reached approximately 91.9 million and 90.6 million, respectively, of the approximately 114.5 million and 112.8 million homes in the United States with a television set, respectively. Television households reached by the HSN television network as of December 31, 2008 and 2007 primarily include approximately 63.3 million and 62.7 million households capable of receiving cable and/or broadcast transmissions and approximately 28.6 million and 27.9 million direct broadcast satellite system, or DBS, households, respectively.

Pay Television Distribution

HSN has entered into multi-year distribution and affiliation agreements with cable television and DBS operators, collectively referred to in this document as pay television operators, in the United States to carry the HSN television network, as well as to promote the network by carrying related commercials and distributing related marketing materials to their respective subscriber bases. HSN currently has contracts with many local and national pay television operators to distribute HSN television programming. Some of HSN’s larger pay television operators include Comcast, Time Warner, DirecTV and Echostar/DISH. HSN television network sales from customers residing in households that subscribed to these larger pay television operators accounted for approximately 30% of HSNi’s annual revenue in 2008.

In exchange for this carriage and related promotional and other efforts, HSN generally pays these pay television operators a fee consisting of a per subscriber fee plus commissions based on a percentage of the net merchandise sales to their subscriber bases. In some cases, pay television operators receive additional compensation in the form of advertising insertion time on the HSN television network and commission guarantees in exchange for their commitments to deliver a specified number of subscribers.

The weighted average overall length of the terms of the multi-year distribution and affiliation agreements in effect as of December 31, 2008 is 4.6 years. All major pay television operator agreements are scheduled to expire between 2009 and 2011. HSN typically negotiates multi-year agreements that require HSN to pay monthly or annual fees. Distribution and affiliation agreements with major and other pay television operators expire from time to time and renewal and negotiation processes with major pay television operators are typically lengthy. At any given time in the ordinary course of business HSN is likely to be engaged in renewal and/or negotiation processes with one or more pay television operators. HSN is currently engaged in such a process with a major cable pay television operator regarding an agreement that expired in 2005 and, as has typically been the case in similar situations in the past, carriage of the HSN television network has continued (and is expected to continue) under rolling short-term extensions (in this case, month-to-month) pending the conclusion of this process. The ongoing extension of this agreement is on economic terms that are substantially similar to the agreement that expired in 2005. HSN expects that, as in the past, any long-term extension of the agreement will be on terms that, when taken as a whole, are commercially reasonable to HSN and competitive with the economics of other major cable pay television operators.

Broadcast Television Distribution

As of December 31, 2008, HSN also had affiliation agreements with 77 low power broadcast television stations for leased carriage of the HSN television network with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates. IAC’s subsidiary, Ventana Television, Inc. (“Ventana”) owns 27 of the 77 low power broadcast television stations that carry the HSN network on a full-time basis. IAC intends to file and receive the appropriate authorization from the Federal Communications Commission (“FCC”) before transferring Ventana and its broadcast television licenses to HSNi, as the transfer is subject to FCC approval.

HSN.com

HSN also includes HSN.com, a transactional e-commerce site that sells merchandise offered on the HSN television network, as well as select merchandise sold exclusively on HSN.com. HSN.com provides customers with additional content to support and enhance HSN television programming. For example, HSN.com provides users with an online program guide, value-added video of product demonstrations, live streaming video of the HSN television network, customer-generated product reviews and additional information about HSN show hosts and guest personalities.

Cornerstone

Cornerstone consists of a number of branded catalogs and related websites, the primary of which are Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements, and 26 retail, outlet and other stores.

Frontgate features premium, high quality bed, bath and kitchen accessories, as well as outdoor, patio, garden and pool furnishings and accessories. Ballard Designs features European-inspired bed, bath, dining and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Garnet Hill offers bed and bath furnishings and soft goods, as well as apparel and accessories for women and children, and Smith+Noble offers custom home furnishings and window treatments. The Territory Ahead offers casual apparel for men and women and TravelSmith offers travel wear for men and women and related accessories. Improvements features thousands of innovative home, patio and outdoor products.

The various brands within Cornerstone generally incorporate on-site photography and real-life settings, coupled with related editorial content describing the merchandise and depicting situations in which it may be used. Branded catalogs are designed and produced in house, which enables each individual brand to control the production process and reduces the amount of lead time required to produce a given catalog.

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2008 of approximately 324 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.

Cornerstone also operates Frontgate.com, BallardDesigns.com, GarnetHill.com, SmithandNoble.com, TheTerritoryAhead.com, TravelSmith.com and Improvementscatalog.com, among other branded websites. These websites serve as additional, alternative storefronts for products featured in related print catalogs, as well as provide customers with additional content to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring and installation information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online.

Supply

HSN and Cornerstone purchase products by way of short- and long-term contracts and purchase orders, including products made to their respective specifications, as well as name brand merchandise and lines from third party vendors, typically under certain exclusive rights. The terms of these contracts and purchase orders vary depending upon the underlying products, the retail channel in which the products will ultimately be sold and the method of sale. In some cases, these contracts provide for the payment of additional amounts to vendors in the form of commissions, the amount of which is based upon the achievement of agreed upon sales targets, among other milestones. In addition, in the case of some purchases, HSNi Businesses may have certain return, extended payment and/or termination rights. The mix and source of products generally depends upon a variety of factors, including price and availability, and HSNi manages inventory levels through periodic, ongoing analyses of anticipated and current sales. No single vendor accounted for more than 5% of HSNi’s consolidated net sales in 2008, 2007 or 2006.

Marketing and Merchandising

HSN continuously works to bring customers a broad assortment of new and existing products in a compelling, informative and entertaining format. For example, HSN frequently collaborates with experts in a variety of fields to present special events on the HSN television network featuring HSN products and relevant expert content. In most cases, these events are staged at HSN’s television studios, and to a lesser extent, staged at venues associated with featured products. Online versions of certain special events are also featured on HSN.com for a limited time period following their broadcast on the HSN television network.

In an effort to promote its own differentiated brand, HSN seeks to provide its customers with unique products that can only be purchased through HSN. HSN frequently partners with leading personalities and brands to develop product lines exclusive to HSN and believes that these affiliations enhance the awareness of the HSN brand among consumers generally, as well as increase the extent to which HSN and/or products sold through HSN are featured in the media. In some cases, vendors have agreed to market their HSN affiliation to their existing customers (i.e., by way of e-mail notifying customers when their products will be featured on the HSN television network).

HSN also engages in co-promotional partnerships with major media companies to secure print advertising in national fashion, style and/or lifestyle publications to market HSN to prospective customers in its target demographic, as well as search engine marketing and targeted offline advertising around the holidays and other key promotional periods.

The Cornerstone brands differentiate themselves by offering customers an assortment of innovative proprietary and branded apparel and home products. In many cases, Cornerstone, seeks to secure exclusive distribution rights for certain products. In addition, Cornerstone employs in-house designers or partners with leading manufacturers to develop exclusive new technology, such as wrinkle free fabrics. The various Cornerstone brands use their respective websites to promote special sales events and e-mail marketing to promote special offers, including cross-promotions for other Cornerstone brands. In addition, Cornerstone partners with third parties to offer promotional events such as sweepstakes and/or other advertising agreements. HSNi believes that these affiliations enhance the awareness of the Cornerstone brands among consumers as well as strengthen its various brands overall.

Order Entry, Fulfillment and Customer Service

HSNi provides customers with convenient options in connection with the purchase, payment and shipment of merchandise, some of which vary by brand, business or product. Merchandise may be purchased online or ordered using toll free phone numbers through live sales and service agents. HSN also offers the convenience of an automated attendant system and, in limited markets, remote control ordering capabilities through pay television set-top boxes. Cornerstone’s catalog orders can also be made via traditional catalog sales order form submissions.

In addition to traditional payment options, such as credit and debit cards, payment options include private label credit cards and, in the case of HSN, Flexpay, pursuant to which customers may pay for select merchandise in two to six interest-free, monthly credit or debit card payments. HSN also offers its customers the convenience of ordering products under the Autoship program, pursuant to which customers may arrange to have products automatically shipped and billed at scheduled intervals. Standard and express shipping options are available and customers may generally return most merchandise for a full refund or exchange in accordance with applicable return policies (which vary by brand and business), subject to restocking fees for custom merchandise in the case of products sold through Cornerstone. Returns generally must be received within specified time periods after purchase, ranging from a minimum of thirty days to a maximum of one year, depending upon the applicable policy.

HSNi seeks to fulfill customer orders and process returns quickly and accurately from a network of fulfillment centers located, for HSN, in Tennessee, California and Virginia, and for Cornerstone, in Ohio. HSNi contracts with several third party carriers and other fulfillment partners to ensure the reliable and timely delivery of products to its customers and processing of returns.

Customers can also generally track the status of their orders through HSN.com and the various websites operated by Cornerstone, confirm information regarding shipping and, in some cases, confirm the availability of inventory and establish and manage personal accounts. Customers may communicate directly with customer service via e-mail or by telephone or with call center representatives available seven days a week.

Government Regulation

The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal and state law. Some examples of regulations that affect the manner in which we sell and promote merchandise include the following:

•

The Food and Drug Administration which has specific regulations regarding claims that can be made about food products and regulates marketing claims that can be made for cosmetic beauty products and over-the-counter drugs, which include acne products;

•

The Environmental Protection Agency, or EPA, which requires products that make certain types of claims, such as “anti-bacterial,” be registered with the EPA prior to making such claims, which products are also sold through HSN; and

•

Each of the Federal Trade Commission’s Telemarketing Sales Rule, the FCC’s Telephone Consumer Protection Act and similar state rules, which outline procedures that must be followed when telemarketing to customers.

Since October 1996, HSN has been subject to a consent order issued by the Federal Trade Commission (the “FTC”), which terminates on the later of April 15, 2019, or 20 years from the most recent date that the United States or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this consent order, we are prohibited from making claims for specified categories of products, including claims that a given product can cure, treat or prevent any disease or have an effect on the structure or function of the human body, unless we have competent and reliable scientific evidence to substantiate such claims. Violation of this consent order may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities. The FTC periodically investigates our business and operation on an ongoing basis for purposes of determining its compliance with the consent order.

We market and provide a broad range of merchandise through online and offline channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail. Unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and/or subject us to additional liabilities.

Online sales must comply with a variety of existing and new federal and state laws dealing with privacy, intellectual property, taxation, the provision of online payment services and electronic contracts. While U.S. Supreme Court decisions currently restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the internet, a number of states, as well as the U.S. Congress, have adopted or are considering initiatives that would impose sales and use tax collection obligations arising from internet-based transactions. The imposition by the federal or state and local governments of various taxes and related obligations upon internet commerce could create administrative burdens for our businesses, could put our businesses at a competitive disadvantage to the extent that similar obligations are not imposed upon their competitors and could decrease future sales.

While we believe that the practices of our businesses have been structured in a manner to ensure compliance with these laws and regulations, federal or state regulatory authorities may take a contrary position. Our failure and/or the failure of any of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us and/or our businesses by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations.

Intellectual Property

We regard our intellectual property rights, including patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable), as critical to our success. Our businesses also rely heavily upon software codes, informational databases and other systemic components that are necessary to manage and support our operations. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secret or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

We have generally registered and continue to apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used, and reserve and register domain names as we deem appropriate. We generally consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we vigorously protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.

Some of our businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions. We consider applying for patents or for other appropriate statutory protection when we develop valuable new or improved proprietary technologies or inventions are identified, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The issuance or assessment of the validity of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own. Likewise, the issuance of a patent to us does not mean that our processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties.

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

Competition

HSNi brands and businesses operate in a highly competitive environment. These brands and businesses are in direct competition for consumers with traditional offline and online retailers (both television and internet retailers), ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, mail order and catalog companies, infomercial retailers, wholesale clubs and discount retailers. In addition, the HSN television network competes for access to customers and audience share with other conventional forms of entertainment and content. The price and availability of programming for pay television systems affect the availability of distribution for HSN television programming and the compensation that must be paid to pay television operators for related carriage and competition for channel capacity and placement continues to increase. Principal competitive factors for HSNi brands and businesses include (i) brand recognition, (ii) value, quality and selection of merchandise, (iii) customer experience, including customer service and reliability of fulfillment and delivery services and (iv) convenience and accessibility of sales channels.

Employees

As of March 1, 2009, HSNi employed approximately 5,137 full-time employees and approximately 836 part-time employees. No HSNi employees are represented by unions or other similar organizations and HSNi considers its relations with its employees to be good.

Available Information

We are subject to the reporting requirements under the Exchange Act. As a result, we are filing annual reports, quarterly reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Our website is located at http://www.hsni.com. We make available free of charge, on or through the website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC.

Our Code of Business Conduct and Ethics, which applies to all employees, including executive officers and senior financial officers and directors, is also available on our website at http://www.hsni.com/governance.cfm. The code of conduct complies with Item 406 of SEC Regulation S-K and the rules of The Nasdaq Global Select Market. Any changes to the code of conduct that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of conduct for our executive officers, directors or senior financial officers, will also be disclosed on our website.

Information contained on our website is not a part of this Annual Report or any other report filed with the SEC.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Deteriorating macroeconomic conditions have negatively impacted our business and further weakening of the macroeconomic conditions may have additional negative impacts on our business.

Retailers generally are particularly sensitive to adverse global economic and business conditions, in particular to the extent they result in a loss of consumer confidence, rising unemployment and decreases in consumer spending, particularly discretionary spending. In 2008, we began to experience weakness across business segments in connection with the deteriorating macroeconomic conditions. This deterioration accelerated in the fourth quarter of 2008 and we believe that the current recessionary environment will persist throughout 2009 and possibly beyond. We are not able to predict the timing of any recovery. If macroeconomic conditions continue to worsen, our business could be adversely affected. When macroeconomic conditions do improve, there can be no assurance that we will be able to regain the levels of revenue and profitability that we achieved prior to the recession.

Our level of indebtedness could limit our flexibility in responding to current market conditions, prevent us from meeting our obligations under our debt instruments or otherwise restrict our business activities.

The existence of, and limitations on the availability of HSNi’s debt could have important consequences. The existence of debt could, among other things:

•	require a substantial portion of HSNi cash flow from operations to be dedicated to the payment of principal and interest on HSNi indebtedness;

•	limit HSNi’s ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes;

•	increase HSNi’s vulnerability to general economic and industry conditions; or

•	expose HSNi to the risk of increased interest rates because certain of its borrowings, including borrowings under its credit facilities, are at variable interest rates.

Limitations imposed as a part of the debt, such as the availability of credit and the existence of restrictive covenants may, among other things:

•	make it difficult for HSNi to satisfy its financial obligations; and

•	limit HSNi’s ability to respond to business opportunities.

We depend on relationships with pay television operators and any adverse changes in these relationships could result in the cessation of carriage of the HSN television network.

We are dependent upon the pay television operators with whom we enter into distribution and affiliation agreements to carry the HSN television network. We currently have contracts with many local and national pay television operators to distribute HSN television programming. Some of HSN’s larger pay television operators include Comcast, Time Warner, DirecTV and Echostar/DISH. HSN television network sales from customers residing in households that subscribed to these larger pay television operators accounted for approximately 30% of HSNi’s annual revenue in 2008. The cessation of carriage of the HSN television network by a major pay television operator or a significant number of smaller pay television operators for a prolonged period of time could adversely affect our business, financial condition and results of operations. While we believe that we will be able to continue to successfully manage the distribution process in the future, certain changes in distribution levels, as well as increases in commission rates and/or other fees payable for carriage, could occur notwithstanding these efforts.

Distribution and affiliation agreements with all major pay television operators are scheduled to expire between 2009 and 2011. In some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television network continues to be carried by the relevant pay television operator without an effective affiliation agreement in place. Renewal and negotiation processes with pay television operators are typically lengthy. We are currently engaged in the renewal and/or negotiation processes with a certain major cable pay television operator regarding an agreement that expired in 2005, with carriage of the HSN network continuing under short-term extensions pending the conclusion of this process. No assurance can be given that we will be successful in negotiating renewals with all these operators, or the financial and other terms of renewal will be on acceptable terms. The failure to successfully renew, or negotiate new, distribution and affiliation agreements covering a material portion of these existing cable and satellite households on acceptable terms could adversely affect our growth, sales revenue and earnings.

We depend on relationships with vendors, manufacturers and other third parties, and any adverse changes in these relationships could result in a failure to meet customer expectations which could results in lost sales.

Our businesses purchase merchandise from a wide variety of third party vendors, manufacturers and other sources pursuant to short- and long-term contracts and purchase orders. The ability of our businesses to identify and establish relationships with these parties, as well as access quality merchandise in a timely and efficient manner on acceptable terms and cost, can be challenging. In particular, our businesses purchase a significant amount of merchandise from vendors and manufacturers abroad, and have experienced (and expect to continue to experience) increased costs for goods sourced in these markets, particularly in China. We depend on the ability of vendors and manufacturers in the U.S. and abroad to produce and deliver goods that meet applicable quality standards, which is impacted by a number of factors not within the control of these parties, such as political or financial instability, trade restrictions, tariffs, currency exchange rates and transport capacity and costs, among others. In particular, Cornerstone is dependent, in significant part, upon independent, third party manufacturers to produce private label merchandise.

The failure of our businesses to identify new vendors and manufacturers, maintain relationships with a significant number of existing vendors and manufacturers and/or access quality merchandise in a timely and efficient manner could cause our businesses to miss customer delivery dates or delay scheduled promotions, which would result in the failure to meet customer expectations and could cause customers to cancel orders or cause our businesses to be unable to source merchandise in sufficient quantities, which could result in lost sales.

The failure to secure suitable placement for the HSN television network would adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue.

We are dependent upon the continued ability of HSN to compete for television viewers. Effectively competing for television viewers is dependent, in substantial part, on the ability of HSN to secure suitable placement of the HSN television network within a suitable programming tier at a low channel position. The advent of digital compression technologies and the adoption of digital cable has resulted in increased channel capacity, which together with other changing laws, rules and regulations regarding cable television ownership, impacts the ability of HSN to secure suitable channel placement. While increased channel capacity could provide a means through which the HSN television network could be more widely distributed, it could also adversely affect the ability to attract television viewers to the HSN television network to the extent it results in:

•	higher channel position placement for the HSN television network;

•	placement of the HSN television network in digital programming tiers, which generally have lower levels of television viewer penetration than basic or expanded basic programming tiers;

•	more competitors entering the marketplace; or

•

more programming options being available to the viewing public in the form of new television networks and time-shifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over broadband internet connections).

If the HSN television network is carried exclusively in a system on a digital programming tier, HSN will experience a reduction in revenue to the extent that the digital programming tier has less television viewer penetration than the basic or expanded basic programming tier. In addition, HSN may experience a further reduction in revenue due to increased television viewing audience fragmentation and to the extent that not all television sets within a digital cable home are equipped to receive television programming in a digital format. Our future success will also depend, in part, on the ability of HSN to anticipate and adapt to technological changes and to offer elements of the HSN television network via new technologies in a cost-effective manner that meet customer demands and evolving industry standards.

Our long-term success depends, in large part, on our continued ability to attract new and retain existing customers. We may not be able to do that in a cost-effective manner.

In an effort to attract and retain customers, we engage in various marketing and merchandising initiatives, which involve the expenditure of considerable money and resources, particularly in the case of the production and distribution of HSN television programming and Cornerstone catalogs and, to a lesser but increasing extent, online advertising. We have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in connection with the growth and maintenance of our brands generally, as well as in the continuing efforts of our businesses to increasingly engage customers through online channels. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, we believe that costs associated with the production and distribution of HSN television programming, paper and printing costs for Cornerstone catalogs and costs associated with online marketing, including search engine marketing (primarily the purchase of relevant keywords) are likely to increase in the foreseeable future and, if significant, could have an adverse effect on our business, financial condition and results of operations to the extent that they do not result in corresponding increases in sales.

Our businesses may not be able to accurately predict and/or respond in a timely manner to evolving customer preferences and trends and industry standards, which could result in excess inventory, related markdowns and lost sales.

Our success depends, in significant part, on the ability of our businesses to accurately predict, and respond in a timely manner to, changes in customer preferences and fashion, lifestyle and other trends and industry standards. While product mix and price points are continuously monitored and adjusted in an attempt to satisfy consumer demand and respond to changing economic and business conditions, our businesses may not be successful in these efforts, and any sustained failure could result in excess inventory and related markdowns.

In addition, the e-commerce industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements, as well as changing customer demands. If our businesses are not able to adapt quickly enough and/or in a cost-effective manner to these changes it could result in lost sales.

Failure to effectively manage our Flexpay program could result in unplanned losses.

HSN offers Flexpay, pursuant to which customers may pay for certain merchandise in two to six interest-free, monthly credit or debit card payments. We maintain allowances for estimated losses resulting from the inability of customers to make required payments. While actual losses due to the inability of customers to make required payments have historically been within estimates, we may not continue to experience these losses at the same rate as we have historically or our actual losses in any given period may exceed related estimates. As Flexpay balances grow, we expect that we will continue to experience these losses at greater rates, which will require us to maintain greater allowances for doubtful accounts of estimated losses than we have historically.

Increased delivery costs could adversely impact our profits, particularly if we are unable to pass these increased costs on to customers or offset them by increasing prices without a detrimental effect on customer demand.

Our businesses are impacted by increases in shipping rates charged by various shipping vendors relating to the procurement of merchandise from vendors and manufacturers, the shipment of merchandise to customers and the mailing of catalogs, which over the past few years have increased significantly in comparison to historical levels. We currently expect that shipping and postal rates will continue to increase. In the case of deliveries to customers, we have negotiated favorable shipping rates, which increase at agreed upon levels over time, with one independent, third party shipping company pursuant to a long-term contract. If this relationship were to terminate or if the shipping company was unable to fulfill its obligations under the contract for any reason, we would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Any increase in shipping rates and related fuel and other surcharges passed on to us by this or any other shipping company would adversely impact profits, given that we may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

The continued or permanent inability to broadcast the HSN television network would result in lost sales and could result in lost customers.

Our success is dependent upon the continued ability of HSN to transmit the HSN television network to broadcast and pay television operators from its satellite uplink facilities, which transmission is subject to FCC compliance. HSN has entered into a long-term satellite transponder lease to provide for continued carriage of the HSN television network on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite currently carrying the HSN television network. Although we believe that every reasonable measure is being taken to ensure continued satellite transmission capability, termination or interruption of satellite transmissions may occur.

HSN is affiliated with a number of low power broadcast television station licensees (the “Low Power Licensees”) that broadcast programming pursuant to licenses from the FCC. These Low Power Licensees are subject to regulation by the FCC under the Communications Act of 1934, as amended, which prohibits the operation of broadcast television stations except in accordance with a license issued by the FCC and empowers the FCC to issue, revoke, modify and renew broadcast television licenses, approve the transfer of control of any entity holding such licenses, determine the location of stations, regulate the equipment used by stations, adopt necessary regulations and impose penalties for related violations. The failure of the Low Power Licensees to comply with the terms of the broadcast licenses could result in the inability to broadcast the HSN television network on over-the-air facilities, as well as penalties. The prolonged or permanent interruption of satellite transmission capability or other inability to transmit the HSN television network for any reason, as well as related costs incurred, would result in lost sales and could result in lost customers.

We are currently the subject of a consent order issued by the FTC and violation of this consent order could result in significant civil penalties and an injunction enjoining HSN from engaging in prohibited activities, among other things.

In October 1996, HSN became subject to a consent order issued by the FTC which terminates on the later of April 15, 2019, or 20 years from the most recent date that the United States or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this consent order, HSNi (including its subsidiaries and affiliates) is prohibited from making claims for specified categories of products, including claims that a given product can cure, treat or prevent any disease or have an effect on the structure or function of the human body, unless it has competent and reliable scientific evidence to substantiate such claims. Violation of this consent order may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities. The FTC periodically investigates our business and operation on an ongoing basis for purposes of determining its compliance with the consent order.

Our businesses may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from our businesses.

The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal and state law. Our businesses may be exposed to potential liability from claims by purchasers or from federal, state and local regulators and law enforcement agencies, including, but not limited to, for personal injury, wrongful death and damage to personal property relating to merchandise sold and misrepresentation of merchandise features and benefits. In certain instances, our businesses have the right to seek indemnification for related liabilities from their vendors and may require such vendors to carry minimum levels of product liability and errors and omissions insurance. These vendors, however, may be unable to obtain suitable coverage or maintain this coverage on acceptable terms, or this insurance may provide inadequate coverage against all potential claims or may not even be available with respect to any particular claim.

Failure to comply with existing laws, rules and regulations, or to obtain and maintain required licenses and rights, could subject us to additional liabilities.

We market and provide a broad range of merchandise through online and offline channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail. Our failure and/or the failure of any of our businesses to comply with these laws and regulations could result in fines and/or proceedings against us and/or our businesses by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs and/or subject us to additional liabilities. Finally, certain of these regulations impact the marketing efforts of our brands and businesses.

We could be subject to additional sales tax collection obligations.

U.S. Supreme Court decisions currently restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the internet. However, a number of states, as well as the U.S. Congress, have adopted or are considering initiatives that would impose sales and use tax collection obligations arising from internet-based transactions. If these initiatives are successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all online competitors and decrease our future sales.

System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations.

Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and fulfillment facilities. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair the ability of our businesses to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent our businesses from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

Our business is subject to online security risks, including security breaches and identity theft.

To succeed, we must be able to provide for secure transmission of confidential information over public networks. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of these businesses, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations. Any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business online.

The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, our businesses receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us and our businesses. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

We may fail to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We regard our intellectual property rights, including patents, service marks, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable), as critical to our success. Our businesses also rely heavily upon software codes, informational databases and other components that make up their products and services.

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the trademarks, copyrights, patents and other intellectual property rights of third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names and limit our ability to control marketing on or through the internet using our various domain names or otherwise, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Spin-Off from IAC

We have incurred and expect to continue to incur increased costs relating to operating as an independent public company that could cause our cash flow and results of operations to decline.

The obligations of being a public company, including substantial public reporting and investor relations obligations, have required new expenditures, placed new demands on our management and required the hiring of additional personnel. Further increases in these expenditures could adversely affect our business, financial condition and results of operations.

In addition, prior to the spin-off, IAC’s businesses, by virtue of being under the same corporate structure, shared economies of scope and scale in costs, human capital, vendor relationships and customer relationships with the businesses that we and the other four publicly-traded companies resulting from the spin-off (the “Spincos”) own following the spin-offs. The increased costs resulting from the loss of these benefits could have an adverse effect on us.

The spin-off agreements were not the result of arm’s length negotiations; accordingly, the terms may not be as favorable to us as would have resulted from negotiations among unrelated third parties.

The agreements that we entered into with IAC in connection with the spin-off, including the separation and distribution agreement, tax sharing agreement, employee matters agreement and transition services agreement, were established by IAC with the intention of maximizing the value to current IAC stockholders. Accordingly, the terms for us may not be as favorable as would have resulted from negotiations among unrelated third parties.

For example, the tax sharing agreement with IAC restricts our ability to enter into certain transactions that might be advantageous to us and our stockholders. In particular, the tax sharing agreement limits our ability to repurchase equity securities, dispose of certain assets or engage in mergers and acquisitions. In addition, the Tax Sharing Agreement generally provides that each Spinco will have to indemnify IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions.

Risks Related to Our Common Stock

The stockholders’ rights plan adopted by the Board of Directors in December 2008 may inhibit takeovers that would otherwise be beneficial to stockholders.

In the fourth quarter of 2008, our Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders’ rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders. Initially, these rights, which will trade with the shares of our common stock, will not be exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock (except for certain grandfathered persons to which higher thresholds apply). If the rights become exercisable, each right will permit the holder, other than the “acquiring person,” to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an “acquiring person” on terms not approved by our Board of Directors. The existence of these rights may prevent, discourage or delay an acquisition of us, even if such acquisition would be beneficial to our stockholders.

The market price and trading volume of our common stock may be volatile and may face negative pressure.

Following the spin-off, our common stock became publicly traded for the first time. The market price for our common stock has been volatile, especially in light of recent instability in the financial markets. Our stock price has experienced, and could continue to experience in the future, substantial volatility as a result of many factors, including persistent adverse macroeconomic conditions, broad market fluctuations and public perception of the prospects for the retail industry. Our failure to meet market expectations would also likely result in a decline in the market price of our stock. These and other factors may result in short-term or long-term negative pressure on the value of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. Additionally, under the terms of our credit facility and senior notes, the payment of cash dividends is subject to certain restrictions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

HSNi owns its corporate headquarters in St. Petersburg, Florida, which consist of approximately 600,000 square feet of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for HSN, as well as an HSN fulfillment center in Piney Flats, Tennessee. HSNi leases two additional HSN fulfillment centers in Fontana, California and Roanoke, Virginia, three retail stores and other properties in various locations in the United States for administrative offices and data centers pursuant to leases that expire in 2009 through 2015. Cornerstone leases all of its properties, consisting of administrative offices, retail outlets and fulfillment centers in West Chester, Ohio, as well as 26 retail stores and outlets in various locations throughout the United States, all pursuant to leases with expiration dates ranging from 2009 to 2018.

HSNi believes that the duration of each lease is adequate and does not anticipate any future problems renewing or obtaining suitable leases for its principal properties. HSNi believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. From time to time HSNi considers various alternatives related to its long term facilities needs. While HSNi management believes existing facilities are adequate to meet its short term needs, it may become necessary to lease or acquire additional or alternative space to accommodate future growth.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters. At December 31, 2008, management does not believe that any pending matters are material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective August 12, 2008, our shares of common stock began trading on the Nasdaq Global Select Market under the symbol HSNI. Prior to August 12, 2008, our common stock was not publicly traded. The table below sets forth the high and low per share sales prices of HSNi’s common stock on the Nasdaq Global Select Market beginning August 12, 2008 and through December 31, 2008.

	Sales Price
Fiscal 2008	High	Low
4th Quarter	$12.49	$1.40
3rd Quarter (beginning August 12, 2008)	$16.54	$9.55

Holders

As of March 6, 2009, there were 2,039 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are not able to estimate the total number of beneficial stockholders represented by these record holders.

Dividends

We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. Instead we intend to retain any future earnings for reinvestment. Additionally, under the terms of our credit facility and senior notes, the payment of cash dividends is subject to certain restrictions. Furthermore, any determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the quarter ended December 31, 2008.

Performance Graph

The graph depicted below compares the performance of our common stock with the cumulative total return on the S&P 500 Retailing Index and the Russell 2000 Index from August 12, 2008, the first day of trading of the Company’s common stock after the spin-off through December 31, 2008, the last day of our fiscal year.

	8/12/2008	8/29/2008	9/30/2008	10/31/2008	11/28/2008	12/31/2008
HSN, Inc.	100.00	134.40	101.01	56.42	34.31	66.70
S&P 500 Retailing Index	100.00	112.75	103.36	85.85	75.13	80.07
Russell 2000 Index	100.00	99.36	91.44	72.42	63.85	67.56

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for HSNi. The information in this table is not necessarily indicative of future performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included herein. Our consolidated financial statements present our results of operations, financial position, shareholders’ equity and comprehensive income and cash flows on a combined basis up through the spin-off on August 20, 2008, and on a consolidated basis thereafter. However, this financial information does not necessarily reflect what the historical financial position and results of operations of HSNi would have been had HSNi been a stand-alone company during the periods presented.

For information about the shares used in computing earnings per share, see Note 10 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2008	2007	2006	2005 (1)	2004
				(unaudited)	(unaudited)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,823,593	$2,908,242	$2,877,954	$2,670,951	$1,905,903
Asset impairments (2)	3,186,650	—	—	—	—
Operating (loss) income	(3,102,311)	169,791	213,196	195,152	127,748
(Loss) income from continuing operations	(2,387,478)	105,233	133,532	127,077	84,235
Net (loss) income (3)	(2,390,888)	164,804	122,817	223,221	79,048

(Loss) income from continuing operations per share:
Basic	$(42.48)	$1.87	$2.38	$2.26	$1.50
Diluted	$(42.48)	$1.86	$2.36	$2.24	$1.49
Net (loss) income per share:
Basic	$(42.54)	$2.93	$2.19	$3.97	$1.41
Diluted	$(42.54)	$2.91	$2.17	$3.94	$1.40
Shares used in computing earnings per share:
Basic	56,208	56,206	56,206	56,206	56,206
Diluted	56,208	56,649	56,649	56,649	56,649
Dividends per common share	—	—	—	—	—

Balance Sheet Data (end of period):
Working capital	$306,354	$147,185	$340,592	$320,991	$214,871
Total assets	1,152,457	4,220,631	4,458,167	4,527,376	3,988,728
Total debt, including current maturities	408,528	—	—	—	—
Other long-term liabilities, including deferred income taxes	96,392	828,902	846,280	845,840	762,415

(1)	Includes the results of Cornerstone Brands, Inc. since its acquisition on April 1, 2005.
(2)	See Note 3 of Notes to Consolidated Financial Statements for discussion of the goodwill and intangible assets impairment charges.
(3)	See Note 7 of Notes to Consolidated Financial Statements for discussion of the sale of HSE which is included in discontinued operations and net income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Spin-Off

On November 5, 2007, IAC/InterActiveCorp (“IAC”) announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying HSN and Cornerstone, collectively, as one of those five companies. In the consolidated financial statements, we refer to the separation transaction as the “spin-off”. In anticipation of the spin-off, HSN, Inc. (“HSNi”) was incorporated as a Delaware corporation in May 2008. Effective August 20, 2008, HSNi completed the spin-off and HSNi’s shares began trading on The Nasdaq Global Select Stock Market under the symbol “HSNI”. Prior to the spin-off, HSNi was a wholly owned subsidiary of IAC and did not have any material assets or liabilities, nor did HSNi engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities. Since completion of the spin-off, HSNi now consists of HSN and Cornerstone, the principal businesses that formerly comprised most of IAC’s Retailing segment. HSN primarily consists of the HSN television network and HSN.com, and Cornerstone includes the Cornerstone Brands portfolio of leading print catalogs, related websites and a limited number of retail stores. The businesses operated by HSNi following the spin-off are referred to herein as the “HSNi Businesses.” HSNi also includes the entity classified as discontinued operations in the Management Overview under the heading “Discontinued Operations.”

Basis of Presentation

The consolidated financial statements present our results of operations, financial position, shareholders’ equity and comprehensive income, and cash flows on a combined basis up through the spin-off on August 20, 2008, and on a consolidated basis thereafter. We prepared these financial statements relating to periods prior to the spin-off on a combined basis because they excluded certain investments and assets that were owned, either directly or indirectly, by legal entities that comprise the HSNi Businesses. The ownership of these investments and assets were retained by IAC after the spin-off. The historical combined financial statements of HSNi and its subsidiaries reflect the contribution or other transfer to HSNi of all of the subsidiaries and assets and the assumption by HSNi of all of the liabilities relating to the HSNi Businesses in connection with the spin-off and the allocation to HSNi of certain IAC corporate expenses relating to the HSNi Businesses. Accordingly, the historical combined financial statements of HSNi reflect the historical financial position, results of operations and cash flows of the HSNi Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical bases of the assets and liabilities of the HSNi Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been principally computed for HSNi on an as if stand-alone, separate tax return basis.

In the opinion of HSNi’s management, the assumptions underlying the consolidated statements are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of HSNi would have been had HSNi been a stand-alone company during the periods presented.

Management Overview

HSNi markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network, (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Garnet Hill, Ballard Designs, Improvements, Smith & Noble, The Territory Ahead and TravelSmith and (iii) websites, which consist primarily of HSN.com and branded websites operated by Cornerstone. HSNi’s television home shopping business and related internet commerce is referred to herein as “HSN” and all catalog operations, including related internet commerce, are collectively referred to herein as “Cornerstone.”

Sources of Revenue

HSN revenue includes merchandise sales originating from the live television broadcast of its programming 24 hours per day, seven days a week and the HSN.com website. HSN also sells merchandise through its "Autoship" program under which customers receive scheduled merchandise shipments according to a pre-determined calendar.

Cornerstone sells private label and third party merchandise. The primary brands within the Cornerstone business portfolio include Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements.

Products and Customers

HSNi sells a wide array of merchandise across its various channels of distribution. HSN merchandise categories primarily consist of jewelry, apparel & accessories, health & beauty and home & other (including housewares, home fashions, electronics, fitness and other). Cornerstone merchandise categories generally consist of home furnishings (including indoor/outdoor furniture, window treatments and other home-related goods) and apparel & accessories.

HSNi management believes that merchandise diversification, combined with a multi-channel distribution strategy, appeals to a broader segment of potential customers and is an important part of its overall business strategy. HSNi is continually developing new merchandise offerings from existing, potential and future suppliers, to supplement its existing product lines.

Shut-Down of America’s Store

In April 2007, largely as a result of increasing cable and satellite distribution costs, HSN ceased operating America's Store, a home shopping network that reached an average of 14.3 million households during 2006. America's Store sales were $15.9 million and $88.6 million in 2007 and 2006, respectively.

Discontinued Operations

On June 19, 2007, HSNi sold Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 ("HSE"). Accordingly, HSE is presented as a discontinued operation in the statement of operations. HSNi sold HSE for approximately $216.5 million, which resulted in a pre-tax gain of $45.7 million and an after-tax gain of $30.6 million. The pre-tax gain included $22.8 million of foreign currency translation gains that were recognized into earnings at the time of the sale.

Economic and Other Trends

Overall adverse economic conditions have affected HSNi's businesses, as total net sales and gross margin percentages declined 3% and 252 basis points, respectively, as compared to 2007. Revenues and gross margins derived from HSNi’s Cornerstone segment were particularly challenged. Cornerstone’s business is impacted by its dependency on demand generation from the more challenging home, apparel and luxury segment categories. Cornerstone’s revenues decreased 15% to $866.7 million, and its gross margins declined 340 basis points during 2008. Throughout the year, HSNi has taken steps to reduce the negative impact this economic environment had on Cornerstone’s results through both organizational and cost reduction initiatives. During the third quarter of 2008, we made leadership changes to improve Cornerstone’s operating performance, to refocus the organization and to benefit from operating leverage across both business segments. While we are satisfied that these leadership changes have refocused the organization as a whole, we expect that realizing the benefits of these changes will take time to materialize and will be dependent upon the duration and severity of the current adverse economic conditions.

The HSN segment’s annual net sales increased 3% in 2008 over the prior year to $2.0 billion, which included a 16% sales growth at HSN.com. We attribute this growth to the successful execution of our strategies and to the flexibility of HSN’s business model, in which we are better able to adapt our merchandise offerings to customer demand. During 2008 HSN’s active customer base grew by 2.6%. However, HSN experienced significant pressures on its gross profit margins, particularly in the fourth quarter. During the year, HSN’s gross profit margins declined 151 basis points as compared to 2007. This decline was primarily the result of product mix changes, pricing pressures in HSN’s apparel and accessories categories, shipping and handling costs and the general effects of the economic downturn.

Going forward, we believe that the current economic environment will continue to adversely impact HSNi’s results as consumers continue to approach discretionary spending cautiously. Therefore, while our overall business strategies of retention and growth of market share, product innovation and brand development, gross margin maintenance, and growth of our e-commerce penetration remain consistent; we are also focused on improving profitability through a reduction in operating expenses and capital utilization. We continue to manage our expenses and working capital judiciously, while focusing on certain key elements to improve profitability.

Results of Operations

Net Sales

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
HSN	$1,956,871	3%	$1,892,582	0%	$1,884,650
Cornerstone	866,722	(15)%	1,015,660	2%	993,304

Total net sales	$2,823,593	(3)%	$2,908,242	1%	$2,877,954

Net sales primarily relate to the sale of merchandise and are reduced by incentive discounts and actual and estimated sales returns. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject in some cases to restocking fees.

HSNi net sales in 2008 decreased 3% or $84.6 million as compared to the same period in 2007 due to a 15% decline at Cornerstone, partially offset by growth of 3% at HSN. Internet sales continued to grow in 2008 representing 35.9% of HSNi net sales as compared to 33.3% in the prior year. The number of units shipped in 2008 decreased 5% to 51.6 million as compared to 54.1 million; however, this was offset by the 2% increase in the average price point to $61.30 as compared to the prior year.

Net sales in 2007 increased $30.3 million from 2006 primarily due to slight growth from Cornerstone, while net sales from HSN remained relatively flat. Online sales continued to grow at a double digit rate in 2007. Net sales from HSN grew 4%, excluding America’s Store which ceased operations on April 3, 2007. HSNi's net sales reflect a 2% increase in average price point, partially offset by a 1% decrease in units shipped. Average price point was $60.09 in 2007, up from $58.70 in 2006. Overall units shipped in 2007 were negatively impacted by reduced sales associated with the shutdown of America's Store. Net sales from America's Store were approximately $15.9 million in 2007 compared to $88.6 million in 2006.

HSN

HSN net sales increased 3% in 2008 as compared to the prior year, highlighted by HSN.com net sales which increased 16% and now represent 28% of HSN’s net sales. HSN’s 12-month active customer file increased 3% from the prior year. The increase in net sales is attributed to the increase in the average price point to $59.21 from $56.41, offset by the 2% decrease in units shipped to 37.6 million from 38.3 million. The increase in the average price point is primarily a result of a shift in product mix to the home & other category, particularly electronics, housewares, health and fitness. These merchandise categories generally carry a higher average price point than fashion and beauty merchandise offerings. HSN manages its product mix to provide a balance between satisfying existing customer demand, generating interest from potential viewers and customers, providing new merchandise or values to its viewership and maximizing airtime and internet efficiency.

Net sales from HSN in 2007 increased $7.9 million. Excluding the revenues from America’s Store which ceased operations in 2007, net sales reflect a 2% increase in average price point and a 3% increase in units shipped, partially offset by a 70 basis point increase in average return rates. The increase in average price point in 2007 was primarily due to a shift in product mix to the home & other category, particularly electronics and housewares, from the health & beauty category.

Divisional product mix at HSN is provided in the table below:

	Year Ended December 31,
	2008	2007	2006
Jewelry	16%	18%	18%
Fashion (apparel & accessories)	13%	13%	13%
Health & beauty	19%	19%	20%
Home & other	52%	50%	49%

Total	100%	100%	100%

Cornerstone

Cornerstone’s net sales for 2008 decreased 15% or $148.9 million from the prior year. The decrease was primarily the result of slowing demand for Cornerstone’s merchandise, caused by the significant deterioration of the U.S. economy, particularly its effect on the housing and apparel markets. As a result, average price points and the number of units shipped decreased 3% and 11%, respectively.

Net sales in 2007 increased $22.4 million from 2006 primarily due to a 5% increase in average price point, partially offset by a 2% decrease in units shipped.

Cost of Sales and Gross Profit

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

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Gross profit:
HSN	$633,186	(1)%	$640,915	(4)%	$667,361
HSN gross profit margin	32.4%	(151 bp)	33.9%	(155 bp)	35.4%
Cornerstone	$352,244	(21)%	$447,279	0%	$445,390
Cornerstone gross profit margin	40.6%	(340 bp)	44.0%	(80 bp)	44.8%
HSNi	$985,430	(9)%	$1,088,194	(2)%	$1,112,751
HSNi gross profit margin	34.9%	(252 bp)	37.4%	(125 bp)	38.7%

bp = basis points

HSN

HSN gross profit margin was 32.4% for 2008, a 151 bp decrease from 2007. The decline in the gross profit margin was primarily the result of the product mix shift (principally from a product mix shift from jewelry and fashion to electronics, housewares, health and fitness), increased promotional activity in fashion and, to a lesser extent, jewelry and increased shipping and handling costs. The increase in shipping and handling costs is due to the product mix shift, fuel and other surcharges and annual rate increases. In a conscious effort to grow and maintain customer share in an increasingly competitive marketplace, HSN did not pass along all of these cost increases to its customers. In August 2008, HSN selectively implemented price increases in shipping and handling charges to help offset a portion of the cost increases.

Gross profit margin in 2007 decreased 155 bp to 33.9% from 35.4% in the prior year, primarily due to an increase in inventory reserves, a shift in mix to lower gross margin products, an increase in shipping and handling costs and the effect of merchandise liquidation and markdowns. Higher return rates negatively impact both revenue and gross margins as higher returns result in higher warehouse processing costs and higher inventory markdowns for goods that are not resalable at full retail price.

Cornerstone

Gross profit margin for Cornerstone was 40.6% in 2008 as compared to 44.0% in the previous year. The decrease in the gross profit margin was principally due to an increase in promotional pricing and clearance activity and an increase in net shipping costs. Shipping and handling costs grew at a faster rate than revenue primarily due to increased fuel surcharges charged by Cornerstone’s shipping partners and a shift in product mix to heavier merchandise. The decrease in the 2007 gross profit margin to 44.0% from 44.8% in the prior year was mainly attributable to the additional shipping and handling costs.

Selling and Marketing Expense

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
HSN	$270,016	(1)%	$272,896	5%	$260,794
As a percentage of HSN net sales	14%	(62 bp)	14%	58 bp	14%
Cornerstone	$297,289	(8)%	$323,015	0%	$324,203
As a percentage of Cornerstone net sales	34%	250 bp	32%	(81 bp)	33%
HSNi	$567,305	(5)%	$595,911	2%	$584,997
As a percentage of HSNi net sales	20%	(40 bp)	20%	16 bp	20%

Selling and marketing expense consists primarily of advertising and promotional expenditures, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service, sales and merchandising functions and on-air distribution costs. Advertising and promotional expenditures primarily include catalog production and distribution costs and online marketing, including fees paid to search engines and third party distribution partners.

HSNi’s selling and marketing expense in 2008 decreased $28.6 million from 2007. This decrease is primarily due to the $29.1 million reduction in catalog costs at Cornerstone and a $11.1 million decrease in on-air distribution costs at HSN, partially offset by an increase of $12.5 million in compensation and other employee-related costs. Catalog costs decreased primarily due to a 19% planned reduction in catalog circulation. The decrease in on-air distribution costs is primarily due to a $5.0 million adjustment upon settlement of certain key contract conditions with a vendor which affected a previously recorded accrued liability, elimination of distribution costs associated with America’s Store and other miscellaneous items. The increase in compensation and other employee-related costs in 2008 is primarily due to headcount additions and a $0.9 million increase in non-cash compensation expense due to the modification of existing stock-based compensation awards in connection with the spin-off.

HSNi’s selling and marketing expense in 2007 increased $10.9 million from 2006, primarily due to increases of $6.7 million in on-air distribution costs at HSN, $6.2 million in compensation and other employee-related costs and $4.2 million in advertising and promotional expenditures, which is net of a decrease of $6.6 million in catalog circulation costs. The increase in on-air distribution costs is primarily related to newly executed contracts with cable and satellite distribution partners. Compensation and other employee-related costs increased in 2007 due in part to a 15% increase in headcount as well as increased management transition costs. The decrease in catalog costs is primarily due to the planned reduction in circulation at certain catalog brands.

General and Administrative Expense

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
HSN	$158,218	12%	$141,379	7%	$131,538
As a percentage of HSN net sales	8%	62 bp	7%	49 bp	7%
Cornerstone	$62,426	(12)%	$70,576	29%	$54,723
As a percentage of Cornerstone net sales	7%	25 bp	7%	144 bp	6%
HSNi	$220,644	4%	$211,955	14%	$186,261
As a percentage of HSNi net sales	8%	53 bp	7%	82 bp	6%

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

HSNi’s general and administrative expense in 2008 increased $8.7 million to $220.6 million as compared to the prior year. This increase is primarily due to a $6.6 million increase in non-cash compensation expense associated with the modification of existing stock-based compensation awards in connection with the spin-off, an increase in personnel related expenses at HSN and a $5.2 million increase in bad debt expense, offset by a reduction in allocated expenses from our former parent company. HSN increased its bad debt provision in anticipation of losses associated with its Flexpay extended payment program. Flexpay, which is offered exclusively through HSN, allows customers to pay for merchandise in interest free monthly payments over a two to six month period.

HSNi’s general and administrative expense in 2007 increased $25.7 million from 2006, primarily due to higher compensation and other employee-related costs of $14.3 million and increases of $3.9 million in bad debt expense and $3.4 million in professional fees. Between 2006 and 2007, HSNi invested in leadership by increasing compensation and expanding its management team. General and administrative expense was further impacted by increases in compensation and other employee-related costs associated with retail store expansion and internet development at Cornerstone. The increase in bad debt expense is primarily due to increased Flexpay sales.

Production and Programming Expense

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Production and programming expense	$60,217	2%	$59,051	4%	$56,800
As a percentage of HSN net sales	3%	(4 bp)	3%	11 bp	3%

Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN. Expenses associated with on-air distribution of HSN, including expenses relating to pay television operators, are included in selling and marketing expense.

Production and programming expense for 2008 increased 2% to $60.2 million compared to $59.1 million in the prior year. The increase in production and programming costs is the result of a $5.3 million increase in labor costs due to higher rates, offset by a $4.2 million decrease in satellite costs. The decrease in satellite costs compared to 2007 is due to a termination fee assessed in 2007 for a satellite contract cancellation as a result of the shutdown of America’s Store in April 2007. In addition, monthly satellite fees assessed in 2008 were less than 2007 as a result of this termination.

Production and programming expense in 2007 increased $2.3 million from 2006, primarily due to an increase of $2.9 million in compensation and other employee-related costs and a charge of $2.0 million in connection with the termination of the satellite contract for America’s Store previously discussed. This fee was partially offset by reduced broadcast rates upon cancellation of the satellite contract.

Depreciation

	Year Ended December 31,
	2008	% Change	2007	% Change	2006

	(Dollars in thousands)
HSN	$27,348	8%	$25,404	(13)%	$29,082
Cornerstone	10,090	13%	8,959	9%	8,191

HSNi	$37,438	9%	$34,363	(8)%	$37,273

As a percentage of total net sales	1%	14 bp	1%	(11 bp)	1%

Depreciation for 2008 increased $3.1 million as compared to the prior year, primarily due to the incremental depreciation associated with capital expenditures made during 2007 and 2008, partially offset by certain fixed assets becoming fully depreciated during the period.

Depreciation in 2007 decreased $2.9 million, primarily due to certain fixed assets becoming fully depreciated, partially offset by the incremental depreciation associated with capital expenditures made throughout 2006 and 2007.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure and is defined in Note 6 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
HSN	$160,279	(8)%	$174,397	(22)%	$223,716
As a percentage of HSN net sales	8%	(102 bp)	9%	(266 bp)	12%
Cornerstone	$(1,375)	(102)%	$59,316	(19)%	$72,869
As a percentage of Cornerstone net sales	0%	(600 bp)	6%	(150 bp)	7%
HSNi	$158,904	(32)%	$233,713	(21)%	$296,585
As a percentage of HSNi net sales	6%	(241 bp)	8%	(227 bp)	10%

HSNi’s Adjusted EBITDA in 2008 decreased $74.8 million from 2007 primarily due to a decrease in gross profit margins. Gross profit margins at HSN were adversely impacted by the product mix shift to lower gross margin products, primarily electronics and housewares, promotional activity and shipping and handling costs. Adjusted EBITDA at Cornerstone decreased 102% to ($1.4) million, primarily as a result of a decrease in sales and gross margins in a highly promotional retail environment, partially offset by reduced costs associated with a 19% planned reduction in catalog circulation.

HSNi’s Adjusted EBITDA in 2007 decreased $62.9 million from 2006, primarily due to a 125 basis point decrease in gross profit margins and increased general and administrative and selling and marketing expenses.

Operating (Loss) Income

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
HSN	$(2,332,789)	NM	$135,298	(18)%	$165,221
As a percentage of HSN net sales	-119%	NM	7%	(162 bp)	9%
Cornerstone	$(769,522)	NM	$34,493	(28)%	$47,975
As a percentage of Cornerstone net sales	-89%	NM	3%	(143 bp)	5%
HSNi	$(3,102,311)	NM	$169,791	(20)%	$213,196
As a percentage of HSNi net sales	-110%	NM	6%	(157 bp)	7%

NM = not meaningful

HSNi’s operating loss for 2008 was $3.1 billion as compared to $169.8 million of operating income in 2007. The decrease in operating income is primarily attributed to the $3.2 billion in asset impairment charges at HSN and Cornerstone, the decline in gross profit for the reasons discussed previously under the heading “Adjusted EBITDA”, and the $8.1 million increase in non-cash compensation expense.

In the second quarter of 2008, HSNi recorded impairment charges related to goodwill and indefinite-lived intangible assets of $300.0 million. These impairment charges were recorded at the Cornerstone reporting unit and were due, in part, to the significant deterioration in the macroeconomic environment for retailers, particularly in the home and apparel categories (which are Cornerstone’s primary markets), the negative impact of this environment on Cornerstone’s performance and the related reduction in market valuations for retailers.

In the fourth quarter of 2008, due to the deepening of the recession, the continuation of the weak conditions in the retail consumer market and a significant decline in our stock price, we recognized an additional $2.9 billion of asset impairment charges related to the write down of goodwill and intangible assets at our HSN and Cornerstone reporting units.

Non-cash compensation expense increased $8.1 million as compared to the previous year which was primarily due to the modification of stock-based compensation awards in connection with the spin-off.

HSNi’s operating income in 2007 decreased $43.4 million from 2006, primarily due to the decrease in Adjusted EBITDA described above, a $4.4 million increase in amortization of non-cash marketing and a $0.4 million increase in non-cash compensation expense, partially offset by a $21.5 million decrease in amortization of intangibles resulting from certain intangible assets being fully amortized in 2006 and 2007. The amortization of non-cash marketing referred to in this report consists of non-cash marketing and advertising secured by IAC from Universal Television as part of the IAC transaction pursuant to which Vivendi Universal Entertainment, LLLP ("VUE") was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

Other (Expense) Income

	Year Ended December 31,
	2008	% Change	2007	% Change	2006
	(Dollars in thousands)
Interest income	$480	90%	$252	(57%)	$586
Interest expense	(16,420)	NM	—	—	—
Other income (expense)	—	NM	(256)	(75)%	(1,040)

Other (expense) income, net	$(15,940)	NM	$(4)	(99)%	$(454)

As a percentage of total net sales	-1%	(56 bp)	0%	2 bp	0%

Interest expense for the year ended December 31, 2008 primarily relates to the $150 million five-year term loan and the $240 million of 11.25% senior notes which were issued in the third quarter of 2008 in connection with the spin-off from IAC. Additionally, interest expense includes the cost on the $40 million draw on the credit facility in the fourth quarter of 2008. HSNi repaid $20.0 million of the revolving credit facility as of December 31, 2008 and repaid the remaining $20.0 million in the first quarter of 2009.

Income Tax Provision

For the year ended December 31, 2008, HSNi recorded a tax benefit from continuing operations of $730.8 million, which represents an effective tax rate of 23%. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to the non-deductible impairment charges of goodwill and intangible assets. This rate is also lower than the 35% federal statutory rate due to the reversal of an interest accrual on a FIN 48 tax liability and adjustments related to state income tax rates.

Included in the 2008 income tax benefit is the reversal of $753.3 million of deferred tax liabilities related to the goodwill and intangible asset impairments. These deferred tax liabilities for both HSN and Cornerstone were recorded upon the acquisition of certain business operations and interests in prior years in accordance with the prescribed accounting rules. This remaining deferred tax liability represents future taxes that could be owed upon a sale of the HSN and/or Cornerstone business operations.

In 2007 and 2006, HSNi recorded an income tax provision for continuing operations of $64.6 million and $79.2 million, respectively, which represents effective tax rates of 38% and 37%, respectively. These tax rates are higher than the federal statutory rate of 35% due principally to state and local income taxes.

Discontinued Operations

Discontinued operations in the accompanying consolidated statements of operations include Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 (“HSE”) through June 19, 2007. (Losses) income from discontinued operations, net of tax, in 2008, 2007 and 2006 were losses of $3.4 million, income of $29.0 million and a loss of $10.7 million, respectively. Loss from discontinued operations, net of tax, in 2008 primarily relates to 2007 income tax returns filed in 2008. Income from discontinued operations, net of tax, in 2007 primarily includes the income of HSE. Additionally, in 2007, HSNi recognized an after-tax gain on the sale of HSE of $30.6 million.

Liquidity and Capital Resources

As of December 31, 2008, HSNi had $177.5 million of cash and cash equivalents.

Net cash provided by operating activities attributable to continuing operations was $137.1 million in 2008 and $137.6 million in 2007, a decrease of $0.5 million. The operating cash flow results in 2008 are due to a decrease in accounts receivable as a result of a concerted effort to minimize Flexpay utilization during the year at HSN, offset by other changes in working capital.

Net cash used in investing activities attributable to continuing operations in 2008 of $22.9 million resulted primarily from capital expenditures of $39.7 million, partially offset by cash transfers of $16.7 million from IAC. The cash transfers from IAC primarily relate to IAC’s centrally managed U.S. treasury function. The capital expenditures were primarily at HSN and were for campus renovations, IT and broadcast related expenditures. Net cash used in investing activities attributable to continuing operations in 2007 of $140.2 million resulted from cash transfers to IAC of $91.6 million and capital expenditures of $48.7 million. HSNi expects its capital expenditures in 2009 will approximate $40 to $50 million for continuing investments in IT, broadcast, high-definition, fulfillment center and other maintenance projects.

Net cash provided by financing activities attributable to continuing operations in 2008 was $60.1 million. In connection with the spin-off, HSNi raised $390 million of long-term debt through a combination of $240 million of privately issued debt securities (the “Senior Notes”) and a $300 million secured credit agreement, consisting of a $150 million term loan and a $150 million revolving credit facility. As of December 31, 2008, $150 million was outstanding under the term loan and $20 million was outstanding under the revolving credit facility. Debt issuance costs, including the $1.6 million original issue discount on the issuance of the Senior Notes, totaled $16.1 million resulting in net proceeds of $373.8 million. In connection with the spin-off, HSNi made a $333.8 million cash distribution to IAC. Net cash provided by financing activities attributable to continuing operations in 2007 of $2.4 million was due to excess tax benefits from stock-based awards.

The credit agreement contains financial covenants consisting of a leverage ratio and an interest coverage ratio, among other covenants. HSNi was in compliance with all such covenants as of December 31, 2008. The amount available to us under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of December 31, 2008, there were $14.7 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2008, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $47.0 million. Total debt at December 31, 2008 was approximately $408.5 million resulting in a ratio of total debt to EBITDA, as defined in our credit agreement, of approximately 2.47x for 2008.

The $40 million borrowed under the revolving credit facility in the fourth quarter of 2008 was done due to the uncertainty in the credit markets and in order to ensure financial flexibility and support working capital needs. As of December 31, 2008, $20 million of the borrowings were repaid. The remaining $20 million was repaid during the first quarter of 2009.

Net cash used in discontinued operations in 2008 and 2007 of $.5 million and $48.5 million, respectively, relates primarily to the operations of HSN International and HSE. HSNi does not expect future cash flows associated with existing discontinued operations to be material.

HSNi anticipates that it will need to make capital and other expenditures in connection with the development and operation of its business. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Short- and long-term obligations	$410,000	$15,000	$52,500	$102,500	$240,000
Operating leases	125,697	30,272	43,481	24,707	27,237
Purchase obligations (a)	221,289	109,057	112,232	—	—

Total commercial commitments	$756,986	$154,329	$208,213	$127,207	$267,237

(a)	The purchase obligations primarily relate to contracts with pay television operators and include obligations for future cable distribution and commission guarantees.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Letters of credit and surety bonds (b)	$17,926	$17,876	$50	$—	$—

(b)	The letters of credit (“LOCs”) primarily consist of trade LOCs, which are used for inventory purchases. Trade LOCs are guarantees of payment based upon the delivery of goods. The surety bonds primarily consist of custom bonds, which relate to the import of merchandise into the United States.

At December 31, 2008, we have $0.5 million recorded for uncertain tax positions under FIN 48. We are not able to reasonably estimate the timing of payments, or the amount by which our liability will increase or decrease over time; therefore, the FIN 48 liability of $0.5 million has not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements

Other than the items described above, HSNi does not have any off-balance sheet arrangements as of December 31, 2008.

Seasonality

Historically, seasonality impacts HSNi, with revenue highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

Non-GAAP Measure

HSNi reports Adjusted EBITDA as a supplemental measure to generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which HSNi evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. HSNi believes that investors should have access to the same set of tools that it uses in analyzing its results.

Adjusted EBITDA is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangible assets, (3) depreciation and gains and losses on asset dispositions, (4) goodwill, long-lived asset and intangible asset impairments, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the retail industry. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi's statement of operations of certain expenses, including non-cash compensation, amortization of non-cash marketing, amortization of intangible assets, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and one-time items.

Pro Forma Results

We will only present Adjusted EBITDA on a pro forma basis if we view a particular transaction as significant in size or transformational in nature. For the periods presented in this report, there are no transactions that we have included on a pro forma basis.

One-Time Items

Adjusted EBITDA is presented before one-time items, if applicable. These items are truly one-time in nature and non-recurring, infrequent or unusual, and have not occurred in the past two years or are not expected to recur in the next two years, in accordance with SEC rules. For the periods presented in this report, there are no one-time items.

Non-Cash Expenses That Are Excluded From HSNi's Non-GAAP Measure

Non-cash compensation expense consists principally of expense associated with the grants of restricted stock, restricted stock units, stock options and stock appreciation rights, including expense associated with the modification and acceleration of such awards in connection with the spin-off. These expenses are not paid in cash, and HSNi includes the related shares in its calculations of diluted shares outstanding. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options and stock appreciation rights, the awards will be settled, at HSNi's discretion, on a net basis, with HSNi remitting the required tax withholding amount from its current funds.

Amortization of non-cash marketing consists of non-cash advertising provided to HSNi by IAC. The non-cash marketing was secured by IAC from Universal Television as part of the IAC transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the "NBC Universal Advertising"). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost.

The NBC Universal Advertising is excluded from Adjusted EBITDA because it is non-cash and is incremental to the marketing and advertising that HSNi would otherwise undertake as a result of its ordinary cost/benefit marketing planning process. Accordingly, HSNi's aggregate level of advertising, and the increased concentration of that advertising on NBC Universal network and cable channels, does not reflect what HSNi's advertising effort would otherwise be without these credits. As a result, management believes that treating the NBC Universal Advertising as an expense does not appropriately reflect its true cost/benefit relationship, nor does it best reflect HSNi’s long-term level of advertising expenditures. Nonetheless, while the benefits directly attributable to television advertising are always difficult to determine, and especially so with respect to the NBC Universal Advertising due to its incrementality and heavy concentration, it is likely that HSNi does derive benefits from it, though management believes such benefits are generally less than those received through its regular marketing and advertising for the reasons stated above. Adjusted EBITDA therefore has the limitation of including those benefits while excluding the associated expense.

Amortization of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as distribution agreements, customer relationships and merchandise agreements, are valued and amortized over their estimated lives. HSNi believes that since intangibles represent costs incurred by the acquired company to build value prior to acquisition, they were part of transaction costs.

Depreciation, gains and losses on asset dispositions and long-lived asset impairment charges are non-cash items relating to our long-lived assets and have been excluded from Adjusted EBITDA. Goodwill and intangible asset impairment charges are also non-cash expenses that have been excluded from Adjusted EBITDA.

Reconciliation of Adjusted EBITDA

See Note 6 of Notes to Consolidated Financial Statements for the reconciliation between operating (loss) income and Adjusted EBITDA for the years ended December 31, 2008, 2007 and 2006.

Critical Accounting Policies and Estimates

The following disclosure is provided to supplement the descriptions of HSNi’s accounting policies contained in Note 2 of Notes to Consolidated Financial Statements in regard to significant areas of judgment. HSNi’s management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net income during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of HSNi’s accounting policies and estimates have a more significant impact on its consolidated financial statements than others. What follows is a discussion of some of HSNi’s more significant accounting policies and estimates.

Recoverability of Long-Lived Assets

HSNi reviews the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever triggering events or changes in circumstances indicate that the carrying value of an asset may be impaired. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), impairment is considered to have occurred whenever the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows that is expected to result from the use and eventual disposition of the asset. The impairment is measured by comparing the fair value of the asset to its carrying value. Our valuation methodologies include, but are not limited to, discounting the future cash flows from the asset being tested. Significant judgments include determining if a triggering even has occurred, determining the future cash flows from the assets and applying the appropriate discount rate when measuring the fair value. The determination of cash flows is based upon assumptions that may not occur.

Recoverability of Goodwill and Indefinite-Lived Intangible Assets

HSNi assesses the impairment of goodwill and identifiable intangible assets at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing this review, HSNi is required to make an assessment of the implied fair value of its goodwill and intangible assets. If it is determined that the implied fair value of goodwill and/or intangible assets is less than the carrying amount, an impairment charge, equal to the excess, is recorded. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The fair value of the reporting unit is determined by using a combination of a discounted cash flow analysis and an equity analysis based on the trading value of its common stock. The discounted cash flow analysis indicates the fair value of the reporting units based on the present value of the cash flows expected to be generated in the future. The equity analysis is based on the trading value of its common stock as of the valuation date or the average stock price over a range of dates prior to the valuation date, plus an estimated control premium.

In assessing fair value, HSNi considers, among other indicators, differences between estimated and actual cash flows, changes in the related discount rate and the relationship between the trading price of its common stock and its per-share book value. Determining fair value requires the exercise of significant judgments, including judgments about discount rates, perpetual growth rates, royalty rates, terminal growth rates, control premiums and the amount and timing of future cash flows. These factors used in the determination of fair value, particularly estimated cash flows, are sensitive to, among other things, changes in the retail consumer market and the general economy. For more information on the impairment charges recognized during 2008, see Note 3 of Notes to Consolidated Financial Statements.

Returns Reserves

Net sales from HSNi primarily consists of merchandise sales and is reduced by incentive discounts and sales returns. In accordance with Staff Accounting Bulletin 104, revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi’s sales policy allows customers to return merchandise for a full refund or exchange, subject in some cases to restocking fees and exceptions for certain merchandise. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual levels of product returns may vary from these estimates. HSNi’s estimated return rates were 18.4%, 18.4% and 17.7% in 2008, 2007 and 2006, respectively.

Allowance for Doubtful Accounts

HSNi makes judgments as to its ability to collect outstanding receivables and provide allowances when it is assessed that all or a portion of the receivable will not be collected. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, its previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they become uncollectible.

Income Taxes

Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 13 of Notes to Consolidated Financial Statements, and reflect management’s assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment, as well as actual operating results of HSNi that vary significantly from anticipated results. Valuation allowances are related to items for which it is more likely than not that the tax benefit will not be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative information and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income and feasible tax planning strategies. Effective January 1, 2007, HSNi adopted the provisions of FIN 48. As a result of the adoption of FIN 48, HSNi recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. HSNi considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Inventory Valuation

Inventories are valued at the lower of cost or market, cost being determined based upon the first-in, first-out method. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors. Net realizable value is estimated by HSNi based upon historical sales data, the age of inventory, the quantity of goods on hand and the ability to return merchandise to vendors. The actual net realizable value may vary from estimates due to changes in customer tastes or viewing habits, or judgmental decisions made by merchandising personnel when ordering new products.

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. The fair value of restricted stock units is determined based on the number of shares granted and the closing price of our common stock at the grant date. The fair value of stock options and stock appreciation rights are estimated on the grant date using the Black-Scholes option pricing model. This model incorporates various assumptions, including expected volatility and expected term. Expected stock price volatilities are estimated based on the historical and implied volatilities of comparable publicly-traded companies. The expected term of awards granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. Actual results and future estimates may differ substantially from our current estimates.

New Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2008, approximately 41.6% of our $408.5 million of outstanding long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings as a result of interest rates charged on certain underlying obligations that are variable. At December 31, 2008, a hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $1.7 million in annual pre-tax interest expense.

Foreign Currency Exchange Risk

During the second quarter of 2003, one of our foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary’s functional currency. In connection with the sale of HSE, we unwound the foreign exchange forward contract during June 2007. Prior to unwinding this contract, all foreign exchange remeasurement gains and losses related to the contract and liability were recognized each period in the statements of operations and were offsetting. Subsequent to the sale of HSE, we do not have significant exposure to foreign currency risk and do not hold any foreign currency derivative instruments at December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of HSN, Inc.

We have audited the accompanying consolidated balance sheets of HSN, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HSN, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida

March 27, 2009

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Net sales	$2,823,593	$2,908,242	$2,877,954
Cost of sales	1,838,163	1,820,048	1,765,203

Gross profit	985,430	1,088,194	1,112,751

Operating expenses:
Selling and marketing	567,305	595,911	584,997
General and administrative	220,644	211,955	186,261
Production and programming	60,217	59,051	56,800
Amortization of non-cash marketing	8,022	4,442	—
Amortization of intangible assets	7,465	12,681	34,224
Depreciation	37,438	34,363	37,273
Asset impairments	3,186,650	—	—

Total operating expenses	4,087,741	918,403	899,555

Operating (loss) income	(3,102,311)	169,791	213,196

Other income (expense):
Interest income	480	252	586
Interest expense	(16,420)	—	—
Other expense	—	(256)	(1,040)

Total other expense, net	(15,940)	(4)	(454)

(Loss) income from continuing operations before income taxes	(3,118,251)	169,787	212,742
Income tax benefit (provision)	730,773	(64,554)	(79,210)

(Loss) income from continuing operations	(2,387,478)	105,233	133,532
Gain on sale of discontinued operations, net of tax	—	30,572	—
(Loss) income from discontinued operations, net of tax	(3,410)	28,999	(10,715)

Net (loss) income	$(2,390,888)	$164,804	$122,817

(Loss) income from continuing operations per share:
Basic	$(42.48)	$1.87	$2.38
Diluted	$(42.48)	$1.86	$2.36
Net (loss) income per share:
Basic	$(42.54)	$2.93	$2.19
Diluted	$(42.54)	$2.91	$2.17
Shares used in computing earnings per share:
Basic	56,208	56,206	56,206
Diluted	56,208	56,649	56,649

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$177,463	$6,220
Accounts receivable, net of allowance of $10,026 and $8,112, respectively	165,114	192,609
Inventories	304,172	317,411
Deferred income taxes	21,777	24,606
Prepaid expenses and other current assets	42,080	55,182

Total current assets	710,606	596,028
Property and equipment, net	157,832	155,805
Goodwill	—	2,884,389
Intangible assets, net	261,747	571,662
Other non-current assets	22,272	12,747

TOTAL ASSETS	$1,152,457	$4,220,631

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable, trade	$209,615	$260,531
Current maturities of long-term debt	15,000	—
Accrued expenses and other current liabilities	179,637	188,312

Total current liabilities	404,252	448,843
Long-term debt, less current liabilities	393,528	—
Deferred income taxes	83,276	819,969
Other long-term liabilities	13,116	8,933

Total liabilities	894,172	1,277,745

Commitments and contingencies (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 56,222,631 issued shares	562	—
Invested capital	—	4,522,873
Receivables from IAC and subsidiaries	—	(1,581,157)
Additional paid-in capital	2,406,503	—
Retained deficit	(2,148,534)	—
Accumulated other comprehensive (loss) income	(246)	1,170

Total shareholders’ equity	258,285	2,942,886

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,152,457	$4,220,631

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Invested Capital	Receivables From IAC and Subsidiaries	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2005	—	$—	—	$—	$4,445,923	$(1,305,373)	$—	$—	$17,810	$3,158,360
Comprehensive income:										—
Net income	—	—	—	—	122,817	—	—	—	—	122,817
Net gains of derivative contracts	—	—	—	—	—	—	—	—	4,319	4,319
Foreign currency translation	—	—	—	—	—	—	—	—	16,441	16,441

Comprehensive income:										143,577
Net transfers from IAC	—	—	—	—	279	—	—	—	—	279
Net change in receivables from IAC and subsidiaries	—	—	—	—	—	(178,500)	—	—	—	(178,500)

Balance as of December 31, 2006	—	—	—	—	4,569,019	(1,483,873)	—	—	38,570	3,123,716
Comprehensive income:										—
Net income	—	—	—	—	164,804	—	—	—	—	164,804
Net losses of derivative contracts	—	—	—	—	—	—	—	—	(2,355)	(2,355)
Foreign currency translation	—	—	—	—	—	—	—	—	(35,045)	(35,045)

Comprehensive income:	—	—	—	—	—	—	—	—	—	127,404
Cumulative effect of adoption of FIN 48	—	—	—	—	(225)	—	—	—	—	(225)
Net transfers to IAC	—	—	—	—	(210,725)	—	—	—	—	(210,725)
Net change in receivables from IAC and subsidiaries	—	—	—	—	—	(97,284)	—	—	—	(97,284)

Balance as of December 31, 2007	—	—	—	—	4,522,873	(1,581,157)	—	—	1,170	2,942,886
Comprehensive loss:										—
Net loss prior to spin-off	—	—	—	—	(242,354)	—	—	—	—	(242,354)
Net loss after spin-off	—	—	—	—	—	—	—	(2,148,534)	—	(2,148,534)
Foreign currency translation	—	—	—	—	—	—	—	—	(1,416)	(1,416)

Comprehensive loss:	—	—	—	—	—	—	—	—	—	(2,392,304)
Net change in transfers to and receivables from IAC	—	—	—	—	—	22,531	—	—	—	22,531
Distribution to IAC	—	—	—	—	(333,799)	—	—	—	—	(333,799)
Non-cash compensation expense for equity awards	—	—	—	—	—	16,314	3,972	—	—	20,286
Stock-based awards accounted for as a liability	—	—	—	—	—	(2,136)	718	—	—	(1,418)
Capitalization as a result of the spin-off, net of extinguishment of IAC receivables	—	—	—	—	(3,946,720)	1,544,448	2,402,272	—	—	—
Issuance of common stock at spin-off	—	—	56,206	562	—	—	(562)	—	—	—
Board of Directors deferred compensation	—	—	—	—	—	—	29	—	—	29
Issuance of common stock upon exercise of stock options, including related tax benefit of $0	—	—	16	—	—	—	74	—	—	74

Balance as of December 31, 2008	—	$—	56,222	$562	$—	$—	$2,406,503	$(2,148,534)	$(246)	$258,285

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net (loss) income	$(2,390,888)	$164,804	$122,817
Less: (Loss) income from discontinued operations, net of tax	(3,410)	59,571	(10,715)

(Loss) income from continuing operations	(2,387,478)	105,233	133,532
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	37,438	34,363	37,273
Amortization of intangible assets	7,465	12,681	34,224
Asset impairments	3,186,650	—	—
Non-cash compensation expense	20,286	12,160	11,746
Amortization of cable and satellite distribution fees	4,028	4,866	29,565
Amortization of non-cash marketing	8,022	4,442	—
Amortization of debt issuance costs	1,124	—	—
Loss on disposition of fixed assets	1,354	276	146
Deferred income taxes	(742,053)	(11,803)	(15,282)
Excess tax benefits from stock-based awards	(135)	(2,401)	(2,269)
Bad debt expense	19,775	14,598	10,734
Increase in cable and satellite distribution fees	—	—	(16,876)
Changes in current assets and liabilities:
Accounts receivable	8,787	(53,130)	(15,382)
Inventories	13,239	(3,498)	(23,415)
Prepaid expenses and other current assets	12,816	(2,212)	(1,459)
Accounts payable, accrued expenses and other current liabilities	(54,230)	22,009	(14,832)

Net cash provided by operating activities attributable to continuing operations	137,088	137,584	167,705

Cash flows from investing activities attributable to continuing operations:
Transfers from (to) IAC	16,738	(91,560)	(188,269)
Capital expenditures	(39,662)	(48,714)	(35,985)
Other, net	—	113	(174)

Net cash used in investing activities attributable to continuing operations	(22,924)	(140,161)	(224,428)

Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt, net of issuance costs	373,833	—	—
Borrowings under revolving credit facility	40,000	—	—
Repayment under revolving credit facility	(20,000)	—
Distribution to IAC in connection with the spin-off	(333,799)	—	—
Excess tax benefits from stock-based awards	135	2,401	2,269
Other, net	(117)	(10)	—

Net cash provided by financing activities attributable to continuing operations	60,052	2,391	2,269

Total cash provided by (used in) continuing operations	174,216	(186)	(54,454)

Cash flows from discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(501)	(8,956)	(27,931)
Net cash used in investing activities attributable to discontinued operations	—	(965)	(8,526)
Net cash used in financing activities attributable to discontinued operations	—	(38,571)	(1,748)

Total cash used in discontinued operations	(501)	(48,492)	(38,205)

Effect of exchange rate changes on cash and cash equivalents	(2,472)	1,531	7,788

Net increase (decrease) in cash and cash equivalents	171,243	(47,147)	(84,871)
Cash and cash equivalents at beginning of period	6,220	53,367	138,238

Cash and cash equivalents at end of period	$177,463	$6,220	$53,367

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

HSN, Inc. (“HSNi”) markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network, (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Garnet Hill, Ballard Designs, Improvements, Smith & Noble, The Territory Ahead and TravelSmith and (iii) websites, which consist primarily of HSN.com and branded websites operated by Cornerstone. HSNi’s television home shopping business and related internet commerce is referred to herein as “HSN” and all catalog operations, including related internet commerce, are collectively referred to herein as “Cornerstone.”

HSN offerings primarily consist of jewelry, apparel & accessories, health & beauty and home & other. Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

Basis of Presentation

On November 5, 2007, IAC/InterActiveCorp (“IAC”) announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying HSN and Cornerstone, collectively, as one of those five companies. In these consolidated financial statements, the separation transaction is referred to as the “spin-off”. In anticipation of the spin-off, HSNi was incorporated as a Delaware corporation in May 2008. Effective August 20, 2008, HSNi completed the spin-off and HSNi’s shares began trading on The Nasdaq Global Select Market under the symbol “HSNI”. Prior to the spin-off, HSNi was a wholly owned subsidiary of IAC and did not have any material assets or liabilities, nor did HSNi engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities. Since completion of the spin-off, HSNi now consists of HSN and Cornerstone, the principal businesses that formerly comprised most of IAC’s Retailing segment. HSN primarily consists of the HSN television network and HSN.com, and Cornerstone includes the Cornerstone Brands portfolio of leading print catalogs, related websites and a limited number of retail stores. The businesses operated by HSNi following the spin-off are referred to herein as the “HSNi Businesses.” HSNi also includes the entity classified as discontinued operations in Note 7.

In conjunction with the spin-off, HSNi completed the following transactions: (1) extinguished all intercompany receivable balances from IAC, which totaled $1.5 billion by recording a non-cash distribution to IAC, (2) recapitalized the invested equity balance with common stock, whereby holders of IAC common stock and/or Class B common stock received one-fifth of a share of HSNi common stock for every share of IAC common stock and/or Class B common stock held at the close of business on August 11, 2008, the record date for the spin-off, as more fully described in our Registration Statement on Form S-1, as amended, (3) raised $390 million through a combination of $240 million of privately issued debt securities and $150 million from a secured credit facility (See Note 11), and (4) transferred to IAC all cash in excess of $50 million, which totaled $333.8 million.

These consolidated financial statements present our results of operations, financial position, shareholders’ equity and cash flows on a combined basis up through the spin-off on August 20, 2008, and on a consolidated basis thereafter. We prepared these financial statements relating to periods prior to the spin-off on a combined basis because they excluded certain investments and assets that were owned, either directly or indirectly, by legal entities that comprise the HSNi Businesses. The ownership of these investments and assets were retained by IAC after the spin-off. The historical combined financial statements of HSNi and its subsidiaries reflect the contribution or other transfer to HSNi of all of the subsidiaries and assets and the assumption by HSNi of all of the liabilities relating to the HSNi Businesses in connection with the spin-off and the allocation to HSNi of certain IAC corporate expenses relating to the HSNi Businesses. Accordingly, the historical combined financial statements of HSNi reflect the historical financial position, results of operations and cash flows of the HSNi Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical bases of the assets and liabilities of the HSNi Businesses with the exception of accounting for income taxes. For purposes of these financial

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements, income taxes have been principally computed for HSNi on an as if stand-alone, separate tax return basis. Our income tax payable, as well as deferred tax assets and liabilities, represent the estimated impact of filing a consolidated income tax return with IAC through the spin-off, and filing a stand-alone consolidated income tax return thereafter. Intercompany transactions and accounts have been eliminated.

In the opinion of HSNi’s management, the assumptions underlying these consolidated statements are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of HSNi would have been had HSNi been a stand-alone company during the periods presented.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. In accordance with Staff Accounting Bulletin 104, revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi's sales policy allows customers to return merchandise for a full refund or exchange, subject in some cases to restocking fees and exceptions for certain merchandise. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. HSNi believes that actual returns of product sales have not materially varied from estimates in any of the periods presented. HSNi's estimated return rates were 18.4%, 18.4% and 17.7% in 2008, 2007 and 2006, respectively. Sales taxes collected are not included in revenue.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market instruments with an original maturity of three months or less when purchased and are stated at cost.

Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. HSN provides extended payment terms to its customers known as Flexpay. Flexpay is offered on certain products sold by HSN. Revenue is recorded when delivery to the customer has occurred, at which time HSN collects the first payment, sales tax and all shipping and handling fees. Subsequent collections are due from customers in 30-day increments, payable automatically upon authorization of the customer’s method of payment. HSN accepts most credit, and select debit cards. HSN offers Flexpay programs ranging from two to six interest-free payments. Flexpay receivables consist of outstanding balances owed by customers, less a reserve for uncollectible balances. The balance of Flexpay receivables, net of allowance, at December 31, 2008 and 2007 was $130.3 million and $148.3 million, respectively.

Accounts receivable outstanding longer than the contractual payment terms are considered past due. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, HSNi's previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they become uncollectible.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories, which primarily consist of finished goods, are valued at the lower of cost or market, with the cost being determined based upon the first-in, first-out method. Cost includes inbound freight and duties and, in the case of HSN, certain allocable general and administrative costs, including certain warehouse costs. Inventories include approximately $5.4 million and $4.9 million of these allocable general and administrative overhead costs at December 31, 2008 and 2007, respectively, and approximately $19.7 million, $17.8 million and $19.8 million of such costs were included in “General and administrative expense” in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors.

Property and Equipment

Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over the shorter of the estimated service life or lease period

Asset Category	Depreciation Period
Computer equipment and capitalized software	3 to 6 Years
Buildings and leasehold improvements	3 to 39 Years
Furniture and other equipment	3 to 10 Years

In accordance with American Institute of Certified Public Accountants’ Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” HSNi capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software is depreciated on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized software costs, net of accumulated amortization, totaled $23.6 million and $19.5 million at December 31, 2008 and 2007, respectively, and are included in “Property and equipment, net” in the accompanying consolidated balance sheets. Amortization expense related to the capitalized software costs was $14.0 million, $12.9 million and $16.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Goodwill and Indefinite-Lived Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill acquired in business combinations is assigned to the reporting units that are expected to benefit from the combination as of the acquisition date. Goodwill and indefinite-lived intangible assets, primarily trade names and trademarks, are tested annually for impairment as of October 1 or earlier upon the occurrence of certain events or substantive changes in circumstances. See Note 3 for a further discussion on goodwill and indefinite-lived intangible assets.

Long-Lived Assets and Intangible Assets with Definite Lives

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite lived intangible assets is recorded on a straight-line basis over their estimated lives.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cable and Satellite Distribution Fees

Cable and satellite distribution fees relate to fees paid in connection with annual or multi-year cable and satellite contracts for carriage of HSN’s programming. Fees that are paid upfront are amortized on a straight-line basis over the terms of the respective contracts. Unpaid fees are accrued.

Cable and satellite distribution fees and amortization totaled $86.1 million, $91.8 million and $88.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in “Selling and marketing expense” in the accompanying consolidated statements of operations. Prepaid cable and satellite distribution fees due within 12 months were $1.6 million and $5.0 million at December 31, 2008 and 2007, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. The long-term portions of upfront payments relating to multi-year cable and satellite contracts were $7.6 million and $11.6 million at December 31, 2008 and 2007, respectively, and are included in “Other non-current assets” in the accompanying consolidated balance sheets. Accrued cable and satellite distribution fees were $17.9 million and $32.6 million at December 31, 2008 and 2007, respectively, and are included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets.

Advertising

Advertising costs principally represent offline costs, including catalog production and distribution costs, and online advertising costs. Advertising costs are expensed in the period incurred, except for Cornerstone’s direct costs of producing and distributing its catalogs, which are capitalized. These capitalized costs are amortized over the expected future revenue stream, which is generally three months from the date catalogs are mailed. Such capitalized costs totaled $23.0 million and $26.8 million at of December 31, 2008 and 2007, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

Of these amounts, $13.6 million and $18.6 million at December 31, 2008 and 2007, respectively, related to catalogs that had not yet been mailed. Advertising expense was $256.4 million, $282.5 million and $278.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Amortization of Non-Cash Marketing

Amortization of non-cash marketing consists of non-cash marketing and advertising provided to HSNi by IAC. The non-cash marketing was secured by IAC from Universal Television as part of the transaction pursuant to which Vivendi Universal Entertainment LLLP (“VUE”) was created, and the subsequent transaction by which IAC sold its partnership interests in VUE. HSNi used the non-cash advertising for television advertising on various NBC Universal network and cable channels without any cash cost.

Income Taxes

HSNi accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the deferred tax asset will not be realized. HSNi records interest and penalties on potential tax contingencies as a component of income tax expense and records interest net of any applicable related income tax benefit.

Effective January 1, 2007, HSNi adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). As a result of the adoption of FIN 48, HSNi recognizes liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation and Transaction Gains and Losses

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive income (loss), a component of equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity are included in the consolidated statements of operations.

Foreign currency transaction gains and losses arose from entities that are presented in these statements as discontinued operations and, accordingly, are included in “Income from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

Stock-Based Compensation

Effective January 1, 2006, HSNi adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. HSNi recognizes compensation expense, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards. In accordance with SFAS No. 123R, tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statement of operations are reported as a component of financing cash flows. HSNi issues new shares to satisfy equity vestings and exercises. See Note 12 for a further description for our stock compensation plans.

Earnings (Loss) Per Share

We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings (loss) per share using the treasury stock or as if converted methods, as applicable.

Fair Value of Financial Instruments

Effective January 1, 2008, HSNi adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which applies to financial assets and liabilities that are being measured and reported on a fair value basis and expands disclosures about fair value measurements. The adoption of SFAS No. 157 for financial assets and liabilities had no effect on HSNi’s existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs used to value an asset or a liability. The three levels of the fair-value hierarchy include:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to the credit agreement (the term loan and revolving credit facility) approximates fair value as interest rates on these instruments approximate current market rates (level 2 criteria).

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The $240.0 million of senior notes are carried at cost. The estimated fair value of the senior notes was approximately $176.4 million at December 31, 2008, based upon quoted market information (level 1 criteria).

Accounting Estimates

HSNi prepares its financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”). These principles require management to make certain estimates and assumptions during the preparation of its consolidated financial statements. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates.

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

Certain Risks and Concentrations

HSNi's business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security, consumer credit risk and credit card fraud. HSNi also depends on third-party service providers for processing certain fulfillment services.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. Early adoption is not permitted. HSNi does not expect SFAS No. 160 to have a material impact on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R supersedes SFAS No. 141, “Business Combinations,” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations in fiscal years beginning after December 15, 2008. Early adoption is not permitted. HSNi will implement the provisions of SFAS No. 141R for any acquisitions made by HSNi subsequent to December 31, 2008.

In February 2009, FASB Staff Position FAS 141(R)-a, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,”(“FSP No. 141(R)-a”) was issued which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141R. FSP No. 141(R)-a is effective for HSNi for any acquisitions subsequent to December 31, 2008.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2008, the FASB issued FSP No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. FSP No. 142-3 is not expected to have a significant impact on HSNi’s results of operations, financial position or cash flows.

In February 2008, the FASB issued FASB Statement Position (“FSP”) No. 157-1 and 157-2 which partially deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and removed certain leasing transactions from the scope of SFAS No. 157. The adoption of the provisions of SFAS No. 157 did not have an impact on HSNi’s consolidated financial position, results of operations or cash flows, but requires expanded disclosures regarding HSNi’s fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities under GAAP. The provisions of SFAS No. 159 became effective for HSNi's fiscal year beginning January 1, 2008. The adoption of the provisions of SFAS No. 159 did not have an impact on HSNi's consolidated financial position, results of operations or cash flows as HSNi elected not to record eligible instruments in the financial statements at their respective fair value.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

HSNi accounts for goodwill and identifiable intangible assets in accordance with SFAS No. 142. Under this standard, HSNi assesses the impairment of goodwill and indefinite-lived identifiable intangible assets at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In performing this review, HSNi assesses the implied fair value of its goodwill and intangible assets. If it is determined that the implied fair value of goodwill and/or indefinite-lived intangible assets is less than the carrying amount, an impairment charge, equal to the excess is recorded. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The fair value of the reporting unit is determined by using a combination of a discounted cash flow analysis and an equity analysis based on the trading value of its common stock. The discounted cash flow analysis indicates the fair value of the reporting units based on the present value of the cash flows expected to be generated in the future. The equity analysis is based on the trading value of its common stock as of the valuation date or the average stock price over a range of dates prior to the valuation date, plus an estimated control premium.

In assessing fair value, HSNi considers, among other indicators, differences between estimated and actual cash flows, changes in the related discount rate and the relationship between the trading price of its common stock and its per-share book value. Determining fair value requires the exercise of significant judgments, including judgments about discount rates, perpetual growth rates, royalty

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rates, terminal growth rates, control premiums and the amount and timing of future cash flows. These factors used in the determination of fair value, particularly estimated cash flows, are sensitive to, among other things, changes in the retail consumer market and the general economy.

In the second quarter of 2008, HSNi recorded impairment charges related to goodwill and indefinite-lived intangible assets of $221.5 million and $78.5 million, respectively. The impairment charges were recorded at the Cornerstone reporting unit and were due, in part, to the deterioration in the macroeconomic environment for retailers, particularly in the home and apparel categories (which are Cornerstone's primary markets), the negative impact of this environment on Cornerstone's performance and the related reduction in market valuations for retailers.

HSNi conducted its annual test for impairment as of October 1, 2008 during the fourth quarter of 2008. During the fourth quarter of 2008, the recession deepened and consumers were spending less. As a result of the deepening recession, deteriorating consumer confidence and uncertainties with respect to the breadth, depth and duration of the economic downturn and its potential effects on HSNi’s business, HSNi revised its projections used to derive its future cash flows. Further, HSNi employed and considered the input of specialists to aid in valuing assets and liabilities of its reporting units (including identified definite and indefinite lived intangible assets) and in determining appropriate discount rates and terminal growth rates to calculate HSNi’s discounted cash flows. The outcome of the annual impairment testing indicated the existence of impairment associated with both the HSN and Cornerstone reporting units.

Also, during the fourth quarter of 2008, HSNi determined that the downward trend of its stock price and the overall negative environment regarding the expected performance of the retail sector were triggering events as defined in SFAS 142. Accordingly, HSNi updated its impairment assessment as of December 31, 2008. As a part of this assessment, HSNi updated its valuation as of December 31, 2008, and adjusted the rates used to discount its cash flows to support a valuation that was indicative of the 10 day average market value of HSNi’s stock plus an estimated control premium based upon observable transactions of comparable companies.

As a result of the analyses, the goodwill impairment charges recorded in the fourth quarter of 2008 at the HSN and Cornerstone reporting units were $2.4 billion and $271.1 million, respectively. The intangible asset impairment charges in the fourth quarter of 2008 at the HSN and Cornerstone segments were $50.0 million and $174.0 million, respectively.

Charges related to the impairment of goodwill and intangible assets are included in asset impairments in the accompanying consolidated statements of operations.

As a result of these impairment charges, HSNi no longer has goodwill recorded, and its intangible assets are recorded at their estimated fair values as of December 31, 2008. An increase in the discount rates or additional declines in the future estimated cash flows or the trading value of our common stock could result in additional future material intangible asset impairment charges.

The balance of goodwill and intangible assets, net, is as follows (in thousands):

	December 31,
	2008	2007
Goodwill	$—	$2,884,389
Intangible assets with indefinite lives	260,248	554,848
Intangible assets with definite lives, net	1,499	16,814

Total goodwill and intangible assets, net	$261,747	$3,456,051

Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. When definite-lived intangible assets are sold or expire, the cost of the asset and the related accumulated amortization are eliminated and any gain or loss is recognized at such time. For the year ended December 31, 2008, HSNi wrote off $259.0 million of fully amortized definite-lived intangible assets.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Other	$5,666	$(4,167)	$1,499	10.0

At December 31, 2007, intangible assets with definite lives relate to the following (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
Distribution agreements	$159,268	$(159,268)	$—	4.1
Customer lists	36,773	(22,468)	14,305	4.7
Merchandise agreements	33,257	(33,257)	—	4.7
Technology	28,007	(27,665)	342	3.9
Other	7,409	(5,242)	2,167	8.5

Total	$264,714	$(247,900)	$16,814

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2008 balances, such amortization for the next three years is estimated to be as follows (in thousands):

Years Ending December 31,
2009	$562
2010	562
2011	375

$1,499

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balance of goodwill by reporting unit, including changes in the carrying amount of goodwill, for the years ended December 31, 2008 and 2007 (in thousands):

	Balance as of January 1, 2008	Additions	Deductions	Impairment	Balance as of December 31, 2008
HSN	$2,390,197	$1,397	$—	$(2,391,594)	$—
Cornerstone	494,192	—	(1,586)	(492,606)	—

Total	$2,884,389	$1,397	$(1,586)	$(2,884,200)	$—

	Balance as of January 1, 2007	Additions	Deductions	Impairment	Balance as of December 31, 2007
HSN	$2,390,330	$—	$(133)	$—	$2,390,197
Cornerstone	493,439	865	(112)	—	494,192

Total	$2,883,769	$865	$(245)	$—	$2,884,389

Deductions principally relate to a reduction in acquired tax liabilities and the income tax benefit realized pursuant to the exercise of stock options assumed in a business acquisition that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized.

NOTE 4—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	December 31,
	2008	2007
Capitalized software	$185,107	$169,709
Computer and broadcast equipment	87,757	81,821
Buildings and leasehold improvements	77,857	72,815
Furniture and other equipment	60,910	58,058
Projects in progress	16,370	19,572
Land	11,740	11,778

	439,741	413,753
Less: accumulated depreciation and amortization	(281,909)	(257,948)

Total property and equipment, net	$157,832	$155,805

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Accrued sales returns	$37,340	$37,596
Accrued cable and satellite distribution fees	17,857	32,637
Accrued freight and fulfillment expenses	21,966	25,624
Accrued compensation and benefits	15,296	15,502
Other accrued expenses and current liabilities	87,178	76,953

Total accrued expenses and other current liabilities	$179,637	$188,312

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—SEGMENT INFORMATION

HSNi has determined to represent its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two operating segments, HSN and Cornerstone. Entities included in discontinued operations, as described in Note 7, are excluded from the schedules below. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies. Intercompany accounts and transactions have been eliminated in consolidation.

HSNi’s primary metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangibles, (3) depreciation and gains and losses on asset dispositions, (4) goodwill, long-lived asset and intangible asset impairments, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and we believe it to be a helpful measure for those evaluating companies in the retail industry. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s statement of operations of certain expenses, including non-cash compensation, amortization of non-cash marketing, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and one-time items.

The following tables reconcile Adjusted EBITDA to operating (loss) income for HSNi’s operating segments (in thousands):

	Year Ended December 31, 2008
	HSN	Cornerstone	Total
Operating loss	$(2,332,789)	$(769,522)	$(3,102,311)
Non-cash compensation expense	14,197	6,089	20,286
Amortization of non-cash marketing	8,022	—	8,022
Amortization of intangible assets	568	6,897	7,465
Asset impairments	2,441,594	745,056	3,186,650
Depreciation	27,348	10,090	37,438
Loss on disposition of fixed assets	1,339	15	1,354

Adjusted EBITDA	$160,279	$(1,375)	$158,904

	Year Ended December 31, 2007
	HSN	Cornerstone	Total
Operating income	$135,298	$34,493	$169,791
Non-cash compensation expense	6,411	5,749	12,160
Amortization of non-cash marketing	4,442	—	4,442
Amortization of intangible assets	2,584	10,097	12,681
Asset impairments	—	—	—
Depreciation	25,404	8,959	34,363
Loss on disposition of fixed assets	258	18	276

Adjusted EBITDA	$174,397	$59,316	$233,713

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2006
	HSN	Cornerstone	Total
Operating income	$165,221	$47,975	$213,196
Non-cash compensation expense	4,733	7,013	11,746
Amortization of non-cash marketing	—	—	—
Amortization of intangible assets	24,502	9,722	34,224
Asset impairments	—	—	—
Depreciation	29,082	8,191	37,273
Loss on disposition of fixed assets	178	(32)	146

Adjusted EBITDA	$223,716	$72,869	$296,585

Financial information by segment is as follows (thousands):

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net sales:
HSN	$1,956,871	$1,892,582	$1,884,650
Cornerstone	866,722	1,015,660	993,304

Total	$2,823,593	$2,908,242	$2,877,954

Identifiable assets:
HSN	$940,515	$3,205,428	$3,195,255
Cornerstone	210,949	1,011,923	981,976
Discontinued operations	993	3,280	280,936

Total	$1,152,457	$4,220,631	$4,458,167

Capital expenditures:
HSN	$33,367	$34,288	$23,415
Cornerstone	6,295	14,426	12,570

Total	$39,662	$48,714	$35,985

HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so. HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

NOTE 7—DISCONTINUED OPERATIONS

On June 19, 2007, HSNi sold Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 (“HSE”). Accordingly, HSE is presented as a discontinued operation in the statement of operations. HSNi sold HSE for approximately $216.5 million, which resulted in a pre-tax gain of $45.7 million and an after-tax gain of $30.6 million. The pre-tax gain included $22.8 million of foreign currency translation gains that were recognized into earnings at the time of the sale.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net sales and net (loss) income for the aforementioned discontinued operation for the applicable periods are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net sales	$—	$192,701	$387,281

(Loss) income before income taxes	$(749)	$28,786	$(9,511)
Income tax (expense) benefit	(2,661)	213	(1,204)

(Loss) income before income taxes	$(3,410)	$28,999	$(10,715)

NOTE 8—COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is comprised of (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net (loss) income	$(2,390,888)	$164,804	$122,817

Foreign currency translation (loss) gain	(1,416)	(35,045)	16,441
Net gains on derivative contracts	—	(2,355)	4,319

Other comprehensive (loss) income	(1,416)	(37,400)	20,760

Comprehensive (loss) income	$(2,392,304)	$127,404	$143,577

Accumulated other comprehensive income at December 31, 2008 and December 31, 2007 is solely related to foreign currency translation and is recorded net of tax.

NOTE 9—RETIREMENT AND SAVINGS PLAN

Through December 31, 2008, our employees continued to be eligible to participate in IAC’s retirement and savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code. Effective December 31, 2008, IAC transferred the assets of our participating employees into the HSN, Inc. Retirement Savings Plan that is intended to qualify under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, up to the statutory limits. Through December 31, 2008, we contributed fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Our matching contribution was $4.2 million, $4.4 million and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 10—EARNINGS PER SHARE

We compute earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” We compute basic earnings per share using the weighted average number of common shares outstanding for the period. We compute diluted earnings per share using the treasury stock method or as if converted method, as applicable, which includes the weighted average number of common shares outstanding for the period plus the potential dilution that could occur if various equity awards to issue common stock were exercised or restricted equity awards were vested resulting in the issuance of common stock that could share in our earnings.

Basic Earnings Per Share

For the year ended December 31, 2008, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off, plus the weighted average number of such shares outstanding following the spin-off date through December 31, 2008.

For the years ended December 31, 2007 and 2006, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Diluted Earnings Per Share

For the year ended December 31, 2008, diluted earnings per share was computed using (i) the number of shares of common stock outstanding immediately following the spin-off, (ii) the weighted average number of such shares outstanding following the spin-off date through December 31, 2008, and (iii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and the vesting of restricted stock units using the treasury stock method.

For the years ended December 31, 2007 and 2006, diluted earnings per share was calculated using (i) the number of shares of common stock outstanding immediately following the spin-off, and (ii) if dilutive, the incremental common stock that we would issue upon exercise of stock options and the vesting of restricted stock units using the treasury stock method.

The following table presents our basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Net (loss) income:
(Loss) income from continuing operations	$(2,387,478)	$105,233	$133,532
(Loss) income from discontinued operations	(3,410)	59,571	(10,715)

Net (loss) income	$(2,390,888)	$164,804	$122,817

Weighted average number of shares outstanding:
Basic	56,208	56,206	56,206
Dilutive effect of non-cash compensation awards	—	443	443

Diluted	56,208	56,649	56,649

Net (loss) income per share—basic:
Continuing operations	$(42.48)	$1.87	$2.38
Discontinued operations	(0.06)	1.06	(0.19)

Net (loss) income	$(42.54)	$2.93	$2.19

Net (loss) income per share—diluted:
Continuing operations	$(42.48)	$1.86	$2.36
Discontinued operations	(0.06)	1.05	(0.19)

Net (loss) income	$(42.54)	$2.91	$2.17

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	6,318	5,242	5,242

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—LONG-TERM DEBT

	December 31,
	2008	2007
Secured credit agreement expiring July 25, 2013:
Term loan	$150,000	$—
Revolving credit facility	20,000	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1 and August 1 commencing February 1, 2009	240,000	—
Unamortized original issue discount on Senior Notes	(1,472)	—

Total long-term debt	408,528	—
Less: current maturities	(15,000)	—

Long-term debt, net of current maturities	$393,528	$—

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligation under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement bears interest based on our financial leverage and, as of December 31, 2008, the term loan interest rate was equal to LIBOR plus 2.75% (4.65%) and the revolving credit facility interest rate was equal to the U.S. Prime Rate plus 1.25% (4.50%). The credit agreement contains financial covenants consisting of a leverage ratio and an interest coverage ratio among other covenants. HSNi was in compliance with all such covenants as of December 31, 2008. The amount available to us under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of December 31, 2008, there were $14.7 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2008, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $47.0 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement, and HSNi will amortize these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement. As of December 31, 2008, there was $20.0 million outstanding on the revolving credit facility and $150 million outstanding related to the term loan.

On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes are unsecured and subordinated to all of HSNi’s secured debt. The Senior Notes were issued at a discount of $1.6 million, which along with other issuance expenses of $7.3 million are being amortized to interest expense over the eight year term of the Senior Notes. At any time prior to August 1, 2012, we may redeem the Senior Notes at a redemption price equal to the sum of the principal amount thereof, plus accrued interest and a make-whole premium. Thereafter, we may redeem the Senior Notes at the redemption prices set forth below, together with accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the 12-month period beginning on June 15 of the years indicated below:

Year	Percentage
2012	105.625%
2013	102.813%
2014 and thereafter	100.000%

In addition, prior to August 1, 2011, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 111.25% of the principal amount thereof, plus accrued interest with the net cash proceeds from certain equity offerings. If we experience a change of control, we may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued interest.

Substantially all of our domestic subsidiaries have unconditionally guaranteed the Senior Notes. The indenture governing the Senior Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2009	$15,000
2010	22,500
2011	30,000
2012	30,000
2013	72,500
Thereafter	240,000

$410,000

NOTE 12—STOCK-BASED AWARDS

Effective January 1, 2006, HSNi adopted SFAS No. 123R using the modified prospective transition method and has applied the classification provisions of Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of stock-based payments for public companies in its adoption of SFAS 123R. The adoption of SFAS No. 123R did not impact the amount of stock-based compensation expense recorded in the accompanying consolidated statements of operations for the year ended December 31, 2006, since HSNi had previously adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Non-cash compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of sales	$1,412	$937	$755
Selling and marketing	1,968	1,025	1,117
General and administrative	16,774	10,189	9,867
Production and programming	132	9	7

Non-cash stock-based compensation expense before income taxes	20,286	12,160	11,746
Income tax benefit	(7,709)	(4,434)	(4,017)

Non-cash stock-based compensation expense after income taxes	$12,577	$7,726	$7,729

As of December 31, 2008, there was approximately $26.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.9 years.

2008 Stock and Annual Incentive Plan

The 2008 Stock and Annual Incentive Plan (the “Plan”) became effective upon the date of the spin-off and authorizes the issuance of 5 million shares of HSNi common stock for new awards granted by HSNi. As of December 31, 2008, there were 2.8 million shares of common stock available for grants under the Plan. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of our business and increases in stockholder value.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”) and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan are required to be priced at, or above, the fair market value of HSNi’s stock on the date of grant.

Modification of Stock-Based Compensation Awards

In conjunction with the spin-off, IAC share-based awards were converted to equivalent share-based awards (“Adjusted Awards”) as follows:

•

All unexercised stock option awards granted on or prior to December 31, 2007 to purchase shares of IAC common stock, whether vested or unvested, converted into an option to purchase shares of common stock of each of the five public-traded companies resulting from the spin-off (the “Spincos”).

•	Certain unvested RSUs were accelerated immediately prior to the spin-off, with awards thereafter settled in shares of common stock of each of the Spincos.

•	Unvested RSUs granted by IAC that provide for vesting of 100% of the award following passage of a multi-year period (cliff vesting awards) will settle in shares of common stock of each of the Spincos.

•	Performance-based RSUs granted in 2007 were converted into non-performance based RSUs with the same vesting schedules, with awards that will settle in shares of common stock of each of the Spincos.

•	All other IAC RSUs held by HSNi employees that did not convert or vest as described above converted into an RSU award of HSNi at the spin-off date.

•	All equity-based awards granted after December 31, 2007 to employees of HSNi converted into awards of common stock of HSNi.

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

These modifications resulted in additional compensation expense of approximately $10.9 million, of which approximately $8.3 million was recorded during the year ended December 31, 2008 related to awards that had vested and the remainder will be recognized over the vesting period of the unvested awards.

Approximately 197,000 fully vested RSUs that were modified in connection with the spin-off were not released until January 2009. These deferred awards were settled in cash, stock or both as determined by the employee. HSNi follows the guidance of SFAS No. 123R and accounts for these awards as liabilities, which are marked to market each reporting period through earnings. As of December 31, 2008, a liability equal to their intrinsic value of approximately $1.4 million was recorded for these awards.

Restricted Stock Units

RSUs are awards in the form of phantom shares or units that are denominated in a hypothetical equivalent number of shares of our common stock. At the time of grant, HSNi determines if the RSUs will be settled in cash, stock or both. The value to the holder of the RSU is based upon the market value of our stock when the RSUs vest. Compensation expense for RSUs granted under the Plan is measured at the grant date as the fair market value of HSNi’s common stock and expensed ratably over the vesting term. Compensation expense for RSUs granted prior to the spin-off was measured as the fair value of IAC common stock on the original grant date plus any additional fair value measured at the spin-off date as a result of the modifications discussed previously. The RSUs are generally subject to service-based vesting over a three to five year term. HSNi’s Board of Directors were granted approximately 136,000 RSUs during the year ended December 31, 2008 which have graded vesting over a two year period.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the nonvested RSUs, including the Adjusted Awards and awards granted under the Plan, as of December 31, 2008 and changes during the year ended December 31, 2008 is as follows:

	RSUs
	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at 8/20/08	1,090,304	$22.24
Granted	433,065	5.53
Vested	—	—
Forfeited	(88,317)	23.89

Nonvested at 12/31/08 (1)	1,435,052	17.10

(1)	Approximately 337,000 of the nonvested awards outstanding as of December 31, 2008 were held by employees of the other Spincos.

A portion of the RSUs granted by IAC prior to the spin-off accelerated at the date of the spin-off and were settled in HSNi common stock. In connection with these accelerated RSUs, approximately 240,000 shares of HSNi common stock were issued at the date of the spin-off to employees of all five Spincos which had a value of approximately $3.0 million.

As of December 31, 2008, there was approximately $13.9 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized over a weighted average period of approximately 2.6 years.

Stock Options and Stock-Settled SARs

Stock-settled SARs are similar to traditional stock options, except, upon exercise, holders of stock-settled SARs will only receive shares with a value equal to the spread between the current market price per share of HSNi common stock and the exercise price. The exercise price for awards granted under the Plan is required to be priced at, or above, the fair market value of HSNi’s stock at the date of grant. For stock options granted prior to the spin-off, the exercise price was based on the fair market value of IAC’s stock at the date of grant and then adjusted based on the relative market capitalizations of IAC and HSNi following the spin-off. Awards typically vest periodically over a three or four year term.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the outstanding stock options and SARs as of December 31, 2008 is as follows:

	Stock Options and Stock-Settled SARs
	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at August 20, 2008	4,104,929	$19.25
Granted	1,799,826	19.30
Exercised	(9,354)	7.93
Forfeited	(2,871)	18.31
Expired	(275,017)	19.54

Outstanding at December 31, 2008 (1)	5,617,513	19.27	7.6	$2,123,882

Vested and expected to vest at December 31, 2008	4,831,848	19.35	7.3	$1,783,935

Exercisable at December 31, 2008	1,307,313	17.56	3.0	$359,994

(1)	Approximately 3.1 million of the stock options and stock-settled SARs outstanding as of December 31, 2008 were held by employees of the other Spincos.

The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of HSNi’s common stock on December 31, 2008 of $7.27 and the exercise price for all “in the money” awards at December 31, 2008. This amount changes based on the fair market value of HSNi’s common stock. The intrinsic value of the stock options and stock-settled SARs exercised during the year ended December 31, 2008 was less than $0.1 million.

The fair value of each stock option and stock-settled SAR award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the historical and implied volatilities of comparable publicly-traded companies. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for the year ended December 31, 2008: volatility factor of 47.7%, risk-free interest rate of 2.25%, expected term of 5.8 years, and a dividend yield of zero.

The weighted average fair value of stock options granted from the Plan during the year ended December 31, 2008 at market prices equal to HSNi’s common stock on the grant date was $2.76.

At the date of the spin-off, HSNi granted approximately 719,000 stock options to its Chief Executive Officer at exercise prices greater than market value on the date of grant with a 10-year term and graded vesting over four years. The weighted average exercise price and the weighted average fair value related to these grants were $39.84 and $3.36, respectively.

Cash received from stock option exercises and the related actual tax benefit realized for the years ended December 31, 2008 was less than $0.1 million. As of December 31, 2008, there was approximately $12.8 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and SARs, which is currently expected to be recognized over a weighted average period of approximately 3.1 years.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the information about stock options and stock-settled SARs outstanding and exercisable as of December 31, 2008:

	Outstanding			Exercisable
	Number Outstanding at December 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$0.00 to $4.99	167,971	$3.65	6.5	84,585	$3.14
$5.00 to $9.99	1,090,351	5.94	9.4	92,851	7.89
$10.00 to $14.99	237,803	12.66	4.2	204,175	12.57
$15.00 to $19.99	2,251,303	16.85	7.6	534,527	18.08
$20.00 to $24.99	329,208	22.70	3.1	329,179	22.70
$25.00 to $73.11	1,540,877	34.23	7.7	61,996	36.36

	5,617,513	19.27	7.6	1,307,313	17.56

Restricted Common Equity in Cornerstone Brands

In connection with the acquisition of Cornerstone Brands by IAC in 2005 certain members of Cornerstone Brand’s management were granted restricted common equity in Cornerstone Brands. These awards were granted on April 1, 2005 and were initially measured at fair value, which is being amortized to expense over the vesting period. These awards vest ratably over four years, or earlier based upon the occurrence of certain prescribed events. The awards vest in non-voting restricted common shares of Cornerstone Brands.

These shares are subject to a put right by the holders, which is not exercisable until the first quarter of 2010 and annually thereafter, and a call right by HSNi, which is not exercisable until the first quarter of 2012 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by IAC upon the purchase of Cornerstone Brands. The initial value of the preferred interest was equal to the acquisition price of Cornerstone Brands. The preferred interest accretes value at a 15% annual rate. Upon exercise of the put or call the consideration is payable in HSNi shares or cash or a combination thereof at HSNi’s option. As of December 31, 2008, these awards were significantly out of the money and are not expected to result in any value.

NOTE 13—INCOME TAXES

Prior to the spin-off, HSNi’s results were included in IAC’s consolidated federal and applicable state tax returns. In all periods presented, current and deferred tax expense has been computed for HSNi on a separate return basis. HSNi’s share of IAC’s consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statements of cash flows.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2008	2007		2006
Current income tax provision:
Federal	$(10,727)	$(68,969	)$	(85,370)
State	(553)	(7,388)		(9,122)

Current income tax provision	(11,280)	(76,357)		(94,492)

Deferred income tax benefit (provision):
Federal	674,789	10,683		13,423
State	67,264	1,120		1,859

Deferred income tax benefit (provision)	742,053	11,803		15,282

Income tax benefit (provision)	$730,773	$(64,554	)$	(79,210)

Current income taxes payable has been reduced by $3.8 million, $2.4 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to additional paid in capital, invested capital or a reduction in goodwill.

The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2008	2007
Deferred tax assets:
Provision for accrued expenses	$29,815	$35,631
Inventories	11,885	14,916
Foreign investment	6,917	6,665
Stock-based compensation	6,312	5,451
Net operating losses	6,901	6,818
Other	197	2,819

Total deferred tax assets	62,027	72,300
Less valuation allowance	(17,229)	(12,862)

Net deferred tax assets	44,798	59,438
Deferred tax liabilities:
Intangible and other assets	(87,904)	(840,938)
Prepaid expenses	(9,561)	(10,805)
Property and equipment	(8,832)	(3,058)

Total deferred tax liabilities	(106,297)	(854,801)

Net deferred tax liability	$(61,499)	$(795,363)

At December 31, 2008, HSNi had $23.7 million of net operating loss carryforwards related to its discontinued international operations which expire in 2011 through 2012. As of December 31, 2008 and 2007, HSNi had a valuation allowance of approximately $17.2 million and $12.9 million, respectively, primarily related to the net operating losses, the unrealized capital losses and deferred assets associated with uncertain tax positions for which it is more likely than not that the tax benefit will not be realized. During 2008, the valuation allowance was increased by $4.3 million due to it being more likely than not that certain deferred tax benefits of tax positions taken while HSNi was included in the IAC consolidated tax returns will not be realized.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is shown as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Income tax provision at the federal statutory rate of 35%	$(1,091,388)	$59,425	$74,460
State income taxes, net of effect of federal tax benefit	(41,846)	4,182	4,721
Nondeductible portion of goodwill and intangible asset impairment charges	404,034	—	—
Other, net	(1,573)	947	29

Income tax (benefit) provision	$(730,773)	$64,554	$79,210

HSNi adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of the adoption resulted in a decrease of $0.2 million to invested capital. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	2008	2007
Balance at beginning of year	$8,944	$4,316
Additions based on tax positions related to the current year	—	2,298
Additions for tax positions of prior years	289	2,330
Reductions for tax positions of prior years	(8,819)	—

Balance at end of year	$414	$8,944

As of December 31, 2008 and 2007, the unrecognized tax benefits, including interest, were $0.5 million and $11.7 million, respectively. Included within “Receivables from IAC and subsidiaries” in the accompanying consolidated balance sheet at December 31, 2007 was approximately $11.6 million of unrecognized tax benefits and related interest that remained with IAC after the spin-off. During 2008, unrecognized tax benefits decreased by $8.8 million for tax positions included in IAC’s consolidated tax return filings. Liabilities associated with these return filings are the responsibility of IAC pursuant to the terms of the spin-off. Included in unrecognized tax benefits at December 31, 2008 and 2007 is approximately $0.3 million and $8.8 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Other than the interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period.

HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Included in income tax expense from continuing operations for the years ended December 31, 2008 and 2007 is $0.7 million of interest income and $1.2 million of interest expense, respectively, net of related deferred taxes of $0.4 million and $0.7 million, respectively. As of December 31, 2008 and 2007, HSNi accrued $40,000 and $2.8 million, respectively, for the payment of interest. There are no material accruals for penalties.

By virtue of previously filed separate company and consolidated tax returns with IAC, HSNi is routinely under audit by federal, state, local and foreign tax authorities in the area of income tax. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by HSNi are recorded in the period they become known.

The Internal Revenue Service (“IRS”) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which includes the operations of HSNi. The statute of limitations for these years has been extended to December 31, 2009. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by late 2009. In early 2009, the IRS commenced an audit of IAC’s consolidated tax returns for the years ended December 31, 2004 through 2006. The statute of limitations for these years has been extended and this examination is expected to be completed in 2011.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the spin-off, HSNi entered into a Tax Sharing Agreement with IAC that generally provides that each Spinco will have to indemnify IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related stockholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions.

HSNi believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $0.2 million within twelve months of the current reporting date due to the lapse of applicable statutes of limitations. An estimate of other changes in unrecognized tax benefits cannot be made, but are not expected to be significant.

NOTE 14—COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, HSNi is a party to various lawsuits. HSNi establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of HSNi, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 13 for discussion related to income tax contingencies.

HSNi leases satellite transponders, computers, warehouse and office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses.

Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2009	$30,272
2010	25,305
2011	18,176
2012	15,299
2013	9,408
Thereafter	27,237

Total	$125,697

Expenses charged to operations under these agreements were $25.8 million, $29.3 million and $28.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HSNi also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Letters of credit and surety bonds	$17,926	$17,876	$50	$—	$—
Purchase Obligations	221,289	109,057	112,232	—	—

Total Commercial commitments	$239,215	$126,933	$112,282	$—	$—

The letters of credit (“LOCs”) primarily consist of trade LOCs, which are used for inventory purchases. Trade LOCs are guarantees of payment based upon the delivery of goods. The surety bonds primarily consist of customs bonds, which relate to the import of merchandise into the United States.

The purchase obligations primarily relate to cable contracts and include obligations for future cable distribution and commission guarantees.

NOTE 15—DERIVATIVE INSTRUMENTS

During the second quarter of 2003, one of HSNi’s foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary’s functional currency. This derivative contract was designated as a cash flow hedge for accounting purposes and foreign exchange remeasurement gains and losses related to the contract and liability were recognized each period in the statement of operations and were offsetting. In addition, the remaining effective portion of the derivative gain or loss was recorded in other comprehensive income until the derivative liability was extinguished in June 2007 in connection with the sale of HSE. Subsequent to the sale of HSE, HSNi does not have any significant exposure to foreign currency risk and did not hold any derivative instruments at December 31, 2008 or 2007.

NOTE 16—RELATED PARTY TRANSACTIONS

Relationship Between IAC and HSNi Prior to the Spin-off

HSNi’s expenses prior to the spin-off include allocations from IAC of costs associated with IAC’s accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of HSNi’s revenue as a percentage of IAC’s total revenue. Allocated costs were $3.3 million and $8.1 million for the years ended December 31, 2008 and 2007, respectively, and are included in “General and administrative expense” in the accompanying consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had HSNi operated as an unaffiliated entity. In the opinion of management, the allocation method is reasonable.

The portion of the interest expense reflected in the consolidated statements of operations that is intercompany in nature was $1.7 million for the year ended December 31, 2007. There was no interest expense that is intercompany in nature for the year ended December 31, 2008. This intercompany interest expense, which is included in discontinued operations, arose from the transfer of cash from IAC to HSE that occurred in connection with IAC’s treasury operations.

During 2008 and 2007, IAC provided HSNi with non-cash advertising totaling $8.0 million and $4.4 million, respectively. See the amortization of non-cash marketing discussion in Note 2 for a further description of this arrangement.

In accordance with the terms of the spin-off, HSNi transferred its investment in ARO stock and related derivative asset to IAC. See Note 17 for a further description of this transfer.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relationship Between IAC and HSNi After the Spin-off

For purposes of governing certain of the ongoing relationships between HSNi and IAC at and after the spin-off and to provide for an orderly transition, effective August 20, 2008, HSNi entered into the following agreements (collectively, the “Spin-Off Agreements”):

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

•

an Employee Matters Agreement that covers a wide range of compensation and benefit issues, including the allocation among IAC and HSNi of responsibility for the employment and benefit obligations and liabilities of each company’s current and former employees (and their dependents and beneficiaries), as well as the provision of health and welfare benefits to employees of HSNi (the costs of which will be borne by HSNi) pursuant to IAC’s employee benefit plans through the end of 2008; and

•	a Transition Services Agreement that governs the provision of transition services among IAC and HSNi.

Also in connection with the spin-off, pursuant to a Spinco Assignment and Assumption Agreement (the “Spinco Agreement”), dated as of August 20, 2008, among HSNi, IAC, Liberty Media Corporation (“Liberty”) and a subsidiary of Liberty that holds shares of IAC common stock and IAC Class B common stock (together with Liberty, the “Liberty Parties”), HSNi (i) assumed from IAC all rights and obligations providing for post-spin-off governance and other arrangements at HSNi under the Spinco Agreement, dated May 13, 2008, among IAC, Liberty and affiliates of Liberty that held shares of IAC common stock and/or Class B common stock at the time such Spinco Agreement was entered into, and (ii) as required by the Spinco Agreement, entered into a registration rights agreement with the Liberty Parties.

Relationship Between Liberty Media Corporation and HSNi After the Spin-off

Spinco Agreement

Representation of Liberty on the Spinco Boards of Directors

The Spinco Agreement generally provides that so long as Liberty beneficially owns securities of HSNi representing at least 20% of the total voting power of the HSNi’s equity securities, Liberty has the right to nominate up to 20% of the directors serving on HSNi’s Board of Directors (rounded up to the nearest whole number). Any director nominated by Liberty must be reasonably acceptable to a majority of the directors on HSNi’s Board who were not nominated by Liberty. All but one of Liberty’s nominees serving on the Board of Directors must qualify as “independent” under applicable stock exchange rules. In addition, the Nominating Committee of the Board may include only “Qualified Directors,” namely directors other than any who were nominated by Liberty, are officers or employees of HSNi or were not nominated by the Nominating Committee of the HSNi’ Board in their initial election to the Board and for whose election any Liberty Party voted shares.

Until the second anniversary of the spin-off, the Liberty Parties agreed to vote all of the equity securities of HSNi beneficially owned by them in favor of the election of the full slate of director nominees recommended to stockholders by the HSNi Board of Directors so long as the slate includes the director-candidates that Liberty has the right to nominate.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Restrictions

The Liberty Parties have agreed not to acquire beneficial ownership of any equity securities of HSNi (with specified exceptions) unless:

•	the acquisition was approved by a majority of the Qualified Directors;

•	the acquisition is permitted under the provisions described in “Competing Offers” below; or

•	after giving effect to the acquisition, Liberty’s ownership percentage of the equity securities of HSNi, based on voting power, would not exceed the Applicable Percentage.

The “Applicable Percentage” is Liberty’s ownership percentage upon the spin-off of HSNi, based on voting power (approximately 30%), plus 5%, but in no event more than 35%. Following the spin-off, the Applicable Percentage for the Spinco will be reduced for specified transfers of equity securities of the Spinco by the Liberty Parties. During the first two years following the spin-off, acquisitions by the Liberty Parties are further limited to specified extraordinary transactions and, otherwise, to acquisitions representing no more than one-third of HSNi Common Stock received by the Liberty Parties in the spin-off.

Standstill Restrictions

Until the second anniversary of the spin-off, unless a majority of the Qualified Directors consent or to the extent permitted by the provisions described under “Acquisition Restrictions” or “Competing Offers” or in certain other limited circumstances, no Liberty Party may:

•	offer to acquire beneficial ownership of any equity securities of such Spinco;

•	initiate or propose any stockholder proposal or seek or propose to influence, advise, change or control the management, Board of Directors, governing instruments or policies or affairs of HSNi;

•	offer, seek or propose, collaborate on or encourage any merger or other extraordinary transaction;

•	subject any equity securities of HSNi to a voting agreement;

•	make a request to amend any of the provisions described under “Acquisition Restrictions”, “Standstill Restrictions” or “Competing Offers”;

•

make any public disclosure, or take any action which could reasonably be expected to require HSNi to make any public disclosure, with respect to any of the provisions described under “Standstill Restrictions”; or

•	enter into any discussions, negotiations, arrangements or understandings with any third party with respect to any of the provisions described under “Standstill Restrictions”.

Transfer Restrictions

Unless a majority of the Qualified Directors consent, the Spinco Agreement prohibits transfers by the Liberty Parties of any equity securities of HSNi to any person except for certain transfers, including:

•	transfers under Rule 144 under the Securities Act (or, if Rule 144 is not applicable, in “broker transactions”);

•	transfers pursuant to a third party tender or exchange offer or in connection with any merger or other business combination, which merger or business combination has been approved by HSNi;

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

transfers in a public offering in a manner designed to result in a wide distribution, provided that no such transfer is made, to the knowledge of the Liberty Parties, to any person whose ownership percentage (based on voting power) of HSNi’s equity securities, giving effect to the transfer, would exceed 15%;

•

a transfer of all of the equity securities of HSNi beneficially owned by the Liberty Parties and their affiliates in a single transaction if the transferee’s ownership percentage (based on voting power), after giving effect to the transfer, would not exceed the Applicable Percentage and only if the transferee assumes all of the rights and obligations (subject to limited exceptions) of the Liberty Parties under the Spinco Agreement;

•

specified transfers in connection with changes in the beneficial ownership of the ultimate parent company of a Liberty Party or a distribution of the equity interests of a Liberty Party or certain similar events; and

•	specified transfers relating to certain hedging transactions or stock lending transactions in respect of the Liberty Parties’ equity securities in HSNi, subject to specified restrictions.

During the first two years following the spin-off, transfers otherwise permitted by the first and third bullets above will be prohibited, and transfers otherwise permitted by the fourth and sixth bullets above in respect of which IAC and HSNi do not make certain determinations with respect to the transferee will be prohibited, unless such transfers represent no more than one-third of HSNi Common Stock received by the Liberty Parties in the spin-off.

Competing Offers

During the period when Liberty continues to have the right to nominate directors to HSNi’s Board of Directors, if the Board of Directors determines to pursue certain types of transactions on a negotiated basis (either through an “auction” or with a single bidder), Liberty is granted certain rights to compete with the bidder or bidders, including the right to receive certain notices and information, subject to specified conditions and limitations. In connection with any such transaction that HSNi is negotiating with a single bidder, the Board of Directors must consider any offer for a transaction made in good faith by Liberty but is not obligated to accept any such offer or to enter into negotiations with Liberty.

If a third party (x) commences a tender or exchange offer for at least 35% of the capital stock of HSNi other than pursuant to an agreement with HSNi or (y) publicly discloses that its ownership percentage (based on voting power) exceeds 20% and HSNi’s Board fails to take certain actions to block such third party from acquiring an ownership percentage of HSNi (based on voting power) exceeding the Applicable Percentage, the Liberty Parties generally will be relieved of the obligations described under “Standstill Restrictions” and “Acquisition Restrictions” above to the extent reasonably necessary to permit Liberty to commence and consummate a competing offer. If Liberty’s ownership percentage (based on voting power) as a result of the consummation of a competing offer in response to a tender or exchange offer described in (x) above exceeds 50%, any consent or approval requirements of the Qualified Directors in the Spinco Agreement will be terminated, and, following the later of the second anniversary of the spin-off and the date that Liberty’s ownership percentage (based on voting power) exceeds 50%, the obligations described under “Acquisition Restrictions” will be terminated.

Other

Following the spin-off, amendments to the Spinco Agreement and determinations required to be made thereunder (including approval of transactions between a Liberty Party and HSNi that would be reportable under the proxy rules) will require the approval of the Qualified Directors.

Registration Rights Agreement

Under the registration rights agreement, the Liberty Parties and their permitted transferees (the “Holders”) will be entitled to three demand registration rights (and unlimited piggyback registration rights) in respect of the shares of HSNi common stock

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

received by the Liberty Parties as a result of the spin-off and other shares of HSNi common stock acquired by the Liberty Parties consistent with the Spinco Agreement (collectively, the “Registrable Shares”). The Holders will be permitted to exercise their registration rights in connection with certain hedging transactions that they may enter into in respect of the Registrable Shares.

HSNi will be obligated to indemnify the Holders, and each selling Holder will be obligated to indemnify HSNi, against specified liabilities in connection with misstatements or omissions in any registration statement.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for 2007

On June 19, 2007, in consideration for the sale of HSE to Arcandor AG (“ARO”), formerly known as KarstadtQuelle AG, HSNi received approximately 5.5 million shares of ARO stock valued at €141 million (the “ARO Shares”), plus additional consideration in the form of a contingent value right, that has a value of up to €54 million within three years. In accordance with the terms of the spin-off, the ARO Shares and the contingent value right were transferred to IAC in 2007. This transfer totaled approximately $217.2 million, of which $190.1 million related to the ARO Shares and $27.1 million related to the contingent value right, and is included in “Net transfers to IAC” in the accompanying consolidated statements of shareholders’ equity.

Supplemental Disclosure of Cash Flow Information:

	Years Ended December 31,
	2008	2007	2006
Cash paid during the period for:
Income tax payments including amounts paid to IAC for HSNi’s share of IAC’s consolidated tax liability in periods prior to the spin-off	$15,671	$84,516	$94,383
Income tax refunds	(643)	(761)	(3,176)
Interest payments	3,064	—	—

NOTE 18—SHAREHOLDERS’ EQUITY

Stockholder Rights Plan

In December 2008, the Company’s Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on January 5, 2009. The rights will attach to any additional shares of common stock issued after January 5, 2009. Initially, these rights, which will trade with the shares of our common stock, will not be exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock. If the rights become exercisable, each right will permit its holder, other than the “acquiring person,” to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an “acquiring person” on terms not approved by our Board of Directors.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended March 31,	Quarter Ended June 30,	Quarter Ended September 30,	Quarter Ended December 31,
		(a)	(b)	(c)
	(In thousands)
Year Ended December 31, 2008
Net sales	$676,886	$695,826	$672,348	$778,533
Gross profit	235,484	248,565	235,826	265,555
Operating income (loss)	15,078	(277,632)	12,316	(2,852,073)
Income (loss) from continuing operations	9,406	(249,377)	5,018	(2,152,525)
(Loss) income from discontinued operations, net of tax	(78)	(451)	(2,837)	(44)
Net income	9,328	(249,828)	2,181	(2,152,569)
Income (loss) from continuing operations per share:
Basic	$0.17	$(4.44)	$0.09	$(38.29)
Diluted	$0.17	$(4.44)	$0.09	$(38.29)
Net income (loss) per share:
Basic	$0.17	$(4.44)	$0.04	$(38.29)
Diluted	$0.16	$(4.44)	$0.04	$(38.29)
Year Ended December 31, 2007
Net sales	$666,705	$681,506	$680,762	$879,268
Gross profit	247,999	260,032	256,294	323,868
Operating income	30,147	29,763	36,427	73,453
Income from continuing operations	18,652	18,420	22,589	45,571
Income (loss) from discontinued operations, net of tax	(1,566)	56,186	(5,934)	10,886
Net income	17,086	74,606	16,655	56,457
Income from continuing operations per share:
Basic	$0.33	$0.33	$0.40	$0.81
Diluted	$0.33	$0.33	$0.40	$0.80
Net income per share:
Basic	$0.30	$1.33	$0.30	$1.00
Diluted	$0.30	$1.32	$0.29	$1.00

(a)	The second quarter of 2008 includes $300.0 million of asset impairment charges related to goodwill and intangible assets and a $36.6 million tax benefit from the release of the related deferred tax liabilities in the Cornerstone segment. These adjustments increased diluted loss per share by $4.65.

The second quarter of 2007 includes an after-tax gain of $34.8 million related to the sale of HSE, IAC’s former Retailing International segment., which increased diluted earnings per share by $0.61 per share for the quarter ended June 30, 2007.

(b)	The third quarter of 2007 includes an after-tax loss of $4.2 million related to an adjustment to the gain recognized for the sale of HSE. This adjustment decreased diluted earnings per share by $0.07.
(c)	The fourth quarter of 2008 includes $2.9 billion of asset impairment charges related to goodwill and intangible assets and $716.7 million of tax benefits from the release of the related deferred tax liabilities in the HSN and Cornerstone segments. These adjustments increased diluted loss per share by $38.60.

The fourth quarter of 2008 also includes a $5.0 million accrual adjustment for liabilities associated with on-air distribution costs. This adjustment, after taxes, decreased loss per share by $0.06.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the reporting of the quarters ended March 31, 2008 and June 30, 2008, it was determined that two of the entities previously included within HSNi’s discontinued operations would not be spun-off from IAC and, therefore, not included within HSNi. Quiz TV Limited and iBuy are entities that ceased operations in 2006 and were reported within HSNi’s combined statements of operations as a discontinued operation through the Form 10-Q filed for the quarter ended June 30, 2008. Their results have been removed from HSNi’s 2008 results; however, prior year balances have not been restated due to their immaterial impact relative to the combined results.

Schedule II

HSN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions		Balance at End of Period
	(In thousands)
2008
Allowance for doubtful accounts	$8,112	$19,775	$100	$(17,961	)(1)	$10,026
Sales returns accrual	37,596	580,306	—	(580,562)		37,340
Deferred tax valuation allowance	12,862	—	4,367	—		17,229
Other reserves	331					726

2007
Allowance for doubtful accounts	$5,994	$14,598	$(23)	$(12,457	)(1)	$8,112
Sales returns accrual	35,942	592,679	—	(591,025)		37,596
Deferred tax valuation allowance	12,859	—	3	—		12,862
Other reserves	971					331

2006
Allowance for doubtful accounts	$8,329	$10,734	$(147)	$(12,922	)(1)	$5,994
Sales returns accrual	34,462	559,990	—	(558,510)		35,942
Deferred tax valuation allowance	13,343	—	(484)	—		12,859
Other reserves	1,271					971

(1)	Write-off of uncollectible accounts receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.(T)	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We monitor and evaluate on an ongoing basis our disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, we modify and refine our internal processes as conditions warrant.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2008. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for the company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance, that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management evaluated the effectiveness of our internal controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Intern Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, we concluded that as December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

We regularly monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its effectiveness. In the course of these evaluations, we modify and refine our internal processes as conditions warrant. In addition, we have been evaluating, designing and enhancing controls related to processes that previously were handled by IAC, including equity transactions, treasury functions, and periodic reporting in accordance with SEC rules and regulations.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has concluded that there were no such changes during this period.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2008.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

Financial statements filed as part of this Form 10-K are listed under Item 8.

2.	Financial Statement Schedules.

Financial statement schedules filed as part of this Form 10-K are listed under Item 8. All other schedules have been omitted because they are either not applicable or not required under the instructions contained in Regulation S-X because the information called for is contained in the financial statements and notes thereto.

3.	Exhibits.

The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description of Document	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of HSN, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

3.2	Amended and Restated By-laws of HSN, Inc.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 25, 2008

3.3	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Filed herewith

4.1	Rights Agreement, dated as of December 23, 2008, between HSN, Inc. and The Bank of New York Mellon, as Rights Agent.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 29, 2008

10.1	Separation and Distribution Agreement, dated August 20, 2008, by and among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.2	Tax Sharing Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Inc., Tree.com and IAC/InterActive Corp	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.3	Employee Matters Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 25, 2008

Exhibit No.	Description of Document	Method of Filing
10.4	Transition Services Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.5	Registration Rights Agreement, dated as of August 20, 2008, among Liberty Media Corporation, the Liberty Parties (as defined in the Agreement) and HSN, Inc.	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 29, 2008

10.6	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, by and among IAC/InterActive Corp, HSN, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.7	Spinco Agreement, dated as of May 13, 2008, between IAC/InterActiveCorp, Liberty Media Corp., LMC Silver King, Inc., Liberty HSN II, Inc., LMC USA VIII, Inc., LMC USA IX, Inc., LMC USA XI, Inc., LMC USA XII, Inc., LMC USA XIII, Inc., LMC USA XIV, Inc., LMC USA XV, Inc., Liberty Tweety, Inc., BDTV Inc., BDTV II Inc., BDTV III Inc., BDTV IV Inc. and Barry Diller	Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K (SEC File No. 0-20570) dated May 16, 2008 and incorporated herein by reference

10.8	Employment Agreement between Mindy Grossman and HSN, Inc., dated as of July 29, 2008*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.9	Employment Agreement between William Lynch, HSN General Partner LLC and IAC/InterActiveCorp, dated as of November 19, 2007*	Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.10	Employment Agreement between Lynne Ronon and HSN General Partner LLC, dated as of October 15, 2007*	Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.11	Employment Agreement between Judy A. Schmeling and HSN, Inc. dated as of October 27, 2008, as amended by the Amendment to Employment Agreement effective as of December 31, 2008*	Filed herewith

10.12	Employment Agreement between Jim Warner and HSN, Inc. dated as of October 27, 2008, as amended by the Amendment to Employment Agreement effective as of December 31, 2008*	Filed herewith

10.13	HSN, Inc. Amended and Restated 2008 Stock and Annual Incentive Plan*	Filed herewith

*	Reflects management contracts and management and director compensation plans.

10.14	Amended and Restated Deferred Compensation Plan for Non-Employee Directors*	Filed herewith

10.15	Credit Agreement among HSN, Inc., as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, dated as of July 25, 2008	Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.16	Indenture, dated as of July 28, 2008, between HSN, Inc., as Issuer, and The Bank of New York Mellon, as Trustee	Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.17	Employment Agreement between Mark Ethier and HSN General Partner LLC effective December 1, 2004, as amended by the First Amendment to Employment Agreement dated July 9, 2007 and Second Amendment to Employment Agreement dated June 23, 2008*	Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.18	Amendment to Employment Agreement between Mark Ethier and HSN, Inc. effective as of December 31, 2008	Filed herewith

10.19	Form of Stock Appreciation Rights Agreement	Filed herewith

10.20	Form of Stock Option Agreement	Filed herewith

10.21	Form of Restricted Stock Units Agreement	Filed herewith

10.22	Form of Restricted Stock Units Agreement (for Non-Employee Directors)	Filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics and Business Conduct	Filed herewith

21.1	Subsidiaries of HSN, Inc.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

*	Reflects management contracts and management and director compensation plans.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSNI, INC.

Date: March 31, 2009	By:	/s/ Mindy Grossman
Mindy Grossman, Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2009	By:	/s/ Judy A. Schmeling
Judy A. Schmeling, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2009.

/s/ Mindy Grossman	Chief Executive Officer and Director
Mindy Grossman	(Principal Executive Officer)

/s/ Judy A. Schmeling	Chief Financial Officer (Principal Financial and
Judy A. Schmeling	Accounting Officer)

/s/ Greg Blatt	Director
Greg Blatt

/s/ Patrick Bousquet-Chavanne	Director
Patrick Bousquet-Chavanne

/s/ Michael C. Boyd	Director
Michael C. Boyd

/s/ William Costello	Director
William Costello

/s/ James Follo	Director
James Follo

/s/ Stephanie Kugelman	Director
Stephanie Kugelman

/s/ Arthur Martinez	Chairman of the Board of Directors
Arthur Martinez

/s/ Thomas McInerney	Director
Thomas McInerney

/s/ John B. Morse, Jr.	Director
John B. Morse, Jr.

EXHIBIT INDEX

Exhibit No.	Description of Document
3.3	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock

10.11	Employment Agreement between Judy A. Schmeling and HSN, Inc. dated as of October 27, 2008 as amended by the Amendment to the Employment Agreement effective as of December 31, 2008*

10.12	Employment Agreement between Jim Warner and HSN, Inc. dated as of October 27, 2008 as amended by the Amendment to the Employment Agreement effective as of December 31, 2008*

10.13	HSN, Inc. Amended and Restated 2008 Stock and Annual Incentive Plan*

10.14	Amended and Restated Deferred Compensation Plan for Non-Employee Directors*

10.18	Amendment to Employment Agreement between Mark Ethier and HSN, Inc. effective as of December 31, 2008

10.19	Form of Stock Appreciation Rights Agreement.

10.20	Form of Stock Option Agreement

10.21	Form of Restricted Stock Units Agreement

10.22	Form of Restricted Stock Units Agreement (for Non-Employee Directors)

12.1	Computation of Ratio of Earnings to Fixed Charges

14.1	Code of Ethics and Business Conduct

21.1	Subsidiaries of HSN, Inc.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contracts and management and director compensation plans.