Form 10-Q
period 2009-03-31
HSN, Inc.
filed 2009-05-14
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

(727) 872-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, the registrant had 56,341,795 shares of common stock outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL STATEMENTS

Item 1. Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$629,620	$676,886
Cost of sales	418,396	441,402

Gross profit	211,224	235,484

Operating expenses:
Selling and marketing	122,517	136,750
General and administrative	51,710	54,374
Production and programming	13,503	14,343
Amortization of non-cash marketing	—	3,715
Amortization of intangible assets	141	2,198
Depreciation	9,451	9,026

Total operating expenses	197,322	220,406

Operating income	13,902	15,078

Other income (expense):
Interest income	34	15
Interest expense	(8,950)	—

Total other (expense) income, net	(8,916)	15

Income from continuing operations before income taxes	4,986	15,093
Income tax provision	(2,004)	(5,687)

Income from continuing operations	2,982	9,406
Loss from discontinued operations, net of tax	(28)	(78)

Net income	$2,954	$9,328

Income from continuing operations per share:
Basic	$0.05	$0.17
Diluted	$0.05	$0.17
Net income per share:
Basic	$0.05	$0.17
Diluted	$0.05	$0.17
Shares used in computing earnings per share:
Basic	56,339	56,206
Diluted	56,781	56,649

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$186,899	$177,463
Accounts receivable, net of allowance of $10,426 and $10,026, respectively	124,961	165,114
Inventories	274,341	304,172
Deferred income taxes	21,648	21,777
Prepaid expenses and other current assets	46,854	42,080

Total current assets	654,703	710,606
Property and equipment, net	152,368	157,832
Intangible assets, net	261,607	261,747
Other non-current assets	20,902	22,272

TOTAL ASSETS	$1,089,580	$1,152,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, trade	$179,648	$198,464
Current maturities of long-term debt	16,875	15,000
Accrued expenses and other current liabilities	165,072	190,788

Total current liabilities	361,595	404,252
Long-term debt, less current liabilities	367,952	393,528
Deferred income taxes	82,712	83,276
Other long-term liabilities	12,620	13,116

Total liabilities	824,879	894,172

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 56,341,210 and 56,222,631 issued shares at March 31, 2009 and December 31, 2008, respectively	563	562
Additional paid-in capital	2,409,934	2,406,503
Retained deficit	(2,145,580)	(2,148,534)
Accumulated other comprehensive loss	(216)	(246)

Total shareholders’ equity	264,701	258,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,089,580	$1,152,457

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Invested Capital	Receivables From IAC and Subsidiaries	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	—	$—	—	$—	$4,522,873	$(1,581,157)	$—	$—	$1,170	$2,942,886
Comprehensive loss:
Net loss prior to spin-off	—	—	—	—	(242,354)	—	—	—	—	(242,354)
Net loss after spin-off	—	—	—	—	—	—	—	(2,148,534)	—	(2,148,534)
Foreign currency translation	—	—	—	—	—	—	—	—	(1,416)	(1,416)

Comprehensive loss:										(2,392,304)
Net change in transfers to and receivables from IAC	—	—	—	—	—	22,531	—	—	—	22,531
Distribution to IAC	—	—	—	—	(333,799)	—	—	—	—	(333,799)
Non-cash compensation expense for equity awards	—	—	—	—	—	16,314	3,972	—	—	20,286
Stock-based awards accounted for as a liability	—	—	—	—	—	(2,136)	718	—	—	(1,418)
Capitalization as a result of the spin- off, net of extinguishment of IAC receivables	—	—	—	—	(3,946,720)	1,544,448	2,402,272	—	—	—
Issuance of common stock at spin-off	—	—	56,206	562	—	—	(562)	—	—	—
Board of Directors deferred compensation	—	—	—	—	—	—	29	—	—	29
Issuance of common stock upon exercise of stock options, including related tax benefit of $0	—	—	16	—	—	—	74	—	—	74

Balance as of December 31, 2008	—	—	56,222	562	—	—	2,406,503	(2,148,534)	(246)	258,285
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,954	—	2,954
Foreign currency translation	—	—	—	—	—	—	—	—	30	30

Comprehensive income:										2,984
Non-cash compensation expense for equity awards	—	—	—	—	—	—	2,547	—	—	2,547
Board of Directors deferred compensation	—	—	—	—	—	—	32	—	—	32
Issuance of common stock upon exercise of stock options and release of restricted stock units, including related tax benefit of $0	—	—	119	1	—	—	852	—	—	853

Balance as of March 31, 2009	—	$—	56,341	$563	$—	$—	$2,409,934	$(2,145,580)	$(216)	$264,701

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities attributable to continuing operations:
Net income	$2,954	$9,328
Less: Loss from discontinued operations, net of tax	(28)	(78)

Income from continuing operations	2,982	9,406
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Depreciation	9,451	9,026
Amortization of intangible assets	141	2,198
Non-cash compensation expense	2,547	3,040
Amortization of cable and satellite distribution fees	841	1,120
Amortization of non-cash marketing	—	3,715
Amortization of debt issuance costs	643	—
Loss on disposition of fixed assets	39	85
Deferred income taxes	(435)	2,972
Excess tax benefits from stock-based awards	—	5
Bad debt expense	4,516	4,596
Changes in current assets and liabilities:
Accounts receivable	34,074	28,964
Inventories	29,831	(18,395)
Prepaid expenses and other current assets	(4,838)	(525)
Accounts payable, accrued expenses and other current liabilities	(40,155)	(66,992)

Net cash provided by (used in) operating activities attributable to continuing operations	39,637	(20,785)

Cash flows from investing activities attributable to continuing operations:
Transfers from IAC	—	28,280
Capital expenditures	(7,517)	(6,629)

Net cash (used in) provided by investing activities attributable to continuing operations	(7,517)	21,651

Cash flows from financing activities attributable to continuing operations:
Repayment under revolving credit facility	(20,000)	—
Repayment of long-term debt	(3,750)	—
Excess tax benefits from stock-based awards	—	5
Other, net	—	(30)

Net cash used in financing activities attributable to continuing operations	(23,750)	(25)

Total cash provided by continuing operations	8,370	841
Net cash provided by operating activities attributable to discontinued operations	1,066	1,676
Effect of exchange rate changes on cash and cash equivalents	—	(720)

Net increase in cash and cash equivalents	9,436	1,797
Cash and cash equivalents at beginning of period	177,463	6,220

Cash and cash equivalents at end of period	$186,899	$8,017

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

Basis of Presentation

On November 5, 2007, IAC/InterActiveCorp (“IAC”) announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying HSN and Cornerstone, collectively, as one of those five companies. In these consolidated financial statements, the separation transaction is referred to as the “spin-off”. In anticipation of the spin-off, HSNi was incorporated as a Delaware corporation in May 2008. Effective August 20, 2008, HSNi completed the spin-off and HSNi’s shares began trading on The Nasdaq Global Select Market under the symbol “HSNI”. Prior to the spin-off, HSNi was a wholly-owned subsidiary of IAC and did not have any material assets or liabilities, nor did HSNi engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities. Since completion of the spin-off, HSNi now consists of HSN and Cornerstone, the principal businesses that formerly comprised most of IAC’s Retailing segment. HSN primarily consists of the HSN television network and HSN.com, and Cornerstone includes the Cornerstone Brands portfolio of leading print catalogs, related websites and a limited number of retail stores. The businesses operated by HSNi following the spin-off are referred to herein as the “HSNi Businesses.” HSNi also includes the entities classified as discontinued operations in Note 5.

In conjunction with the spin-off, HSNi completed the following transactions: (1) extinguished all intercompany receivable balances from IAC, which totaled $1.5 billion by recording a non-cash distribution to IAC; (2) recapitalized the invested equity balance with common stock, whereby holders of IAC common stock and/or Class B common stock received one-fifth of a share of HSNi common stock for every share of IAC common stock and/or Class B common stock held at the close of business on August 11, 2008, the record date for the spin-off, as more fully described in HSNi’s Registration Statement on Form S-1, as amended; (3) raised $390 million through a combination of $240 million of privately issued debt securities and $150 million from a secured credit facility (See Note 10); and (4) transferred to IAC all cash in excess of $50 million, which totaled $333.8 million.

These interim unaudited consolidated financial statements present HSNi’s results of operations, financial position, shareholders’ equity and cash flows on a combined basis up through the spin-off on August 20, 2008, and on a consolidated basis thereafter. HSNi prepared these interim unaudited financial statements relating to periods prior to the spin-off on a combined basis because they excluded certain investments and assets that were owned, either directly or indirectly, by legal entities that comprise the HSNi Businesses. The ownership of these investments and assets were retained by IAC after the spin-off. The historical combined financial statements of HSNi and its subsidiaries reflect the contribution or other transfer to HSNi of all of the subsidiaries and assets and the assumption by HSNi of all of the liabilities relating to the HSNi Businesses in connection with the spin-off and the allocation to HSNi of certain IAC corporate expenses relating to the HSNi Businesses. Accordingly, the historical combined financial statements of HSNi reflect the historical financial position, results of operations and cash flows of the HSNi Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical bases of the assets and liabilities of the HSNi Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been principally computed for HSNi on an as if stand-alone, separate tax return basis. The income tax payable, as well as deferred tax assets and liabilities, represent the estimated impact of filing a consolidated income tax return with IAC through the spin-off, and filing a stand-alone consolidated income tax return thereafter. Intercompany transactions and accounts have been eliminated.

In the opinion of HSNi’s management, the assumptions underlying these interim unaudited financial statements are reasonable. However, the financial information for 2008 does not necessarily reflect what the historical financial position, results of operations and cash flows of HSNi would have been had HSNi been a stand-alone company during the periods presented prior to the spin-off.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008. The consolidated balance sheet as of December 31, 2008 and the consolidated statement of shareholders’ equity for the year ended December 31, 2008 were derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States.

Reclassifications

Certain reclassifications were made to prior period amounts in the consolidated balance sheet to conform with the classifications of such amounts for the most recent period. These reclassifications did not change previously reported total assets, liabilities or shareholders’ equity.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

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

Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the recovery of intangible assets; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of stock-based compensation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 became effective for HSNi during the first quarter of 2009 and will be applied prospectively, except as it relates to disclosures, for which the effects will be applied retrospectively for all periods presented. SFAS No. 160 did not have a material impact on HSNi’s consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R supersedes SFAS No. 141, “Business Combinations,” and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. HSNi adopted SFAS No. 141R and will apply it prospectively to business combinations occurring subsequent to December 31, 2008.

In April 2008, FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), was issued which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” HSNi adopted FSP No. 142-3 on January 1, 2009 and will apply it prospectively to intangible assets acquired after the effective date.

In February 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP No. 141(R)-1”), which will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141R. FSP No. 141(R)-1 is effective for HSNi for any acquisitions subsequent to December 31, 2008.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments, whether recognized or not recognized in the statement of financial position, for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009; therefore, it will become effective for HSNi during its second quarter of 2009 and will be applied prospectively.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and should be applied prospectively. HSNi will implement the provisions of this FSP beginning in its second quarter of 2009.

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	March 31, 2009	December 31, 2008
Capitalized software	$188,059	$185,107
Computer and broadcast equipment	88,355	87,757
Buildings and leasehold improvements	79,275	77,857
Furniture and other equipment	63,950	60,910
Projects in progress	11,804	16,370
Land	11,970	11,740

	443,413	439,741
Less: accumulated depreciation and amortization	(291,045)	(281,909)

Total property and equipment, net	$152,368	$157,832

NOTE 4—SEGMENT INFORMATION

HSNi has determined to represent its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two operating segments, HSN and Cornerstone. Entities included in discontinued operations, as described in Note 5, are excluded from the schedules below. The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies included in HSNi’s 2008 Annual Report on Form 10-K. Intercompany accounts and transactions have been eliminated in consolidation.

HSNi’s primary metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangibles, (3) depreciation and gains and losses on asset dispositions, (4) goodwill, long-lived asset and intangible asset impairments, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail industry. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s statement of operations of certain expenses, including non-cash compensation, amortization of non-cash marketing, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and one-time items.

The following tables reconcile Adjusted EBITDA to operating income (loss) for HSNi’s operating segments (in thousands):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Operating income (loss)	$26,151	$(12,249)	$13,902	$24,533	$(9,455)	$15,078
Non-cash compensation expense	1,955	592	2,547	1,586	1,454	3,040
Amortization of non-cash marketing	—	—	—	3,715	—	3,715
Amortization of intangible assets	141	—	141	143	2,055	2,198
Depreciation	6,974	2,477	9,451	6,550	2,476	9,026
Loss on disposition of fixed assets	38	1	39	84	1	85

Adjusted EBITDA	$35,259	$(9,179)	$26,080	$36,611	$(3,469)	$33,142

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net sales:
HSN	$474,928	$478,973
Cornerstone	154,692	197,913

Total	$629,620	$676,886

HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so.

HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

NOTE 5—DISCONTINUED OPERATIONS

On June 19, 2007, HSNi sold Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 (“HSE”). Accordingly, loss from discontinued operations includes the income and losses for HSE and HSNi’s other international subsidiaries for all periods presented. The net sales and net loss for the aforementioned discontinued operation for the applicable periods are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net sales	$—	$—

Loss before income taxes	$(46)	$(79)
Income tax benefit	18	1

Net loss	$(28)	$(78)

NOTE 6—COMPREHENSIVE INCOME

Comprehensive income is comprised of (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$2,954	$9,328

Foreign currency translation	30	72

Other comprehensive income	30	72

Comprehensive income	$2,984	$9,400

Accumulated other comprehensive income at March 31, 2009 and December 31, 2008 is solely related to foreign currency translation and is recorded net of tax.

NOTE 7—STOCK-BASED AWARDS

The 2008 Stock and Annual Incentive Plan (the “Plan”) became effective upon the date of the spin-off and authorizes the issuance of 5 million shares of HSNi common stock for new awards granted by HSNi. As of March 31, 2009, there were 1.4 million shares of common stock available for grants under the Plan. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in stockholder value.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”) and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan are required to be priced at, or above, the fair market value of HSNi’s stock on the date of grant.

During the first quarter of 2009, HSNi granted approximately 1.1 million RSUs and 387,000 stock-settled SARs in connection with its long term incentive program. The weighted average fair value of the RSUs was $4.29 and primarily cliff-vest after three years. The stock-settled SARs have a weighted average exercise price of $4.24, a fair value of $1.81 and primarily vest ratably over three years. The following are the weighted average assumptions used in the Black-Scholes option pricing model for the quarter ended March 31, 2009: volatility factor of 46.51%, risk-free interest rate of 2.06%, expected term of 5 years and a dividend yield of zero.

Non-cash compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$—	$236
Selling and marketing	454	258
General and administrative	1,943	2,544
Production and programming	150	2

Non-cash stock-based compensation expense before income taxes	2,547	3,040
Income tax benefit	(993)	(1,155)

Non-cash stock-based compensation expense after income taxes	$1,554	$1,885

As of March 31, 2009, there was approximately $27.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.7 years.

NOTE 8—INCOME TAXES

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

HSNi calculates its interim income tax provision in accordance with APB Opinion No. 28 and FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” At the end of each interim period, HSNi makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date income or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.

In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of a beginning-of-the-year deferred tax asset in future years is recognized in the interim period in which the change occurs.

The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.

For the three months ended March 31, 2009, HSNi recorded a tax provision for continuing operations of $2.0 million which represents an effective tax rate of 40%. For the three months ended March 31, 2008, HSNi recorded a tax provision for continuing operations of $5.7 million which represents an effective tax rate of 38%. The effective tax rates as of March 31, 2009 and 2008 exceed the federal statutory rate of 35% due principally to state taxes.

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

As a result of the spin-off, HSNi entered into a Tax Sharing Agreement with IAC in which, among other things, each of the four publicly-traded companies resulting from the spin-off (the “Spinco” or “Spincos”) has indemnified IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. Additionally, under the Tax Sharing Agreement, with respect to the consolidated federal income tax return of IAC and its subsidiaries for any taxable year that includes HSNi, IAC shall determine in its sole discretion whether to elect ratable allocation under applicable U.S. Treasury Regulations. HSNi shall, and shall cause each member of its group, to take all actions necessary to give effect to such election. In the event an adjustment with respect to a pre-spin-off period for which IAC is responsible results in a tax benefit to HSNi in a post-spin-off period, HSNi will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible. The provisions set forth in the Tax Sharing Agreement could subject HSNi to future tax contingencies.

NOTE 9—EARNINGS PER SHARE

HSNi computes earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” HSNi computes basic earnings per share using the weighted average number of common shares outstanding for the period. HSNi computes diluted earnings per share using the treasury stock method or as if converted method, as applicable, which includes the weighted average number of common shares outstanding for the period plus the potential dilution that could occur if various equity awards to issue common stock were exercised or restricted equity awards were vested resulting in the issuance of common stock that could share in HSNi’s earnings.

For the three months ended March 31, 2008, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period. For the three months ended March 31, 2008, diluted earnings per share was calculated using (i) the number of shares of common stock outstanding immediately following the spin-off, and (ii) if dilutive, the incremental common stock that HSNi would issue upon exercise of stock options and the vesting of restricted stock units outstanding as of the spin-off using the treasury stock method.

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Net income:
Income from continuing operations	$2,982	$9,406
Loss from discontinued operations	(28)	(78)

Net income	$2,954	$9,328

Weighted average number of shares outstanding:
Basic	56,339	56,206
Dilutive effect of non-cash compensation awards	442	443

Diluted	56,781	56,649

Net income per share—basic:
Continuing operations	$0.05	$0.17
Discontinued operations	(0.00)	(0.00)

Net income	$0.05	$0.17

Net income per share—diluted:
Continuing operations	$0.05	$0.17
Discontinued operations	(0.00)	(0.00)

Net income	$0.05	$0.17

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	6,333	5,242

NOTE 10—LONG-TERM DEBT

	March 31, 2009	December 31, 2008
Secured credit agreement expiring July 25, 2013:
Term loan	$146,250	$150,000
Revolving credit facility	—	20,000
11.25% Senior Notes due August 1, 2016; interest payable each February 1 and August 1 commencing February 1, 2009	240,000	240,000
Unamortized original issue discount on Senior Notes	(1,423)	(1,472)

Total long-term debt	384,827	408,528
Less: current maturities	(16,875)	(15,000)

Long-term debt, net of current maturities	$367,952	$393,528

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five-year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligation under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement bears interest based on HSNi’s financial leverage and, as of March 31, 2009, the term loan interest rate was equal to LIBOR plus 2.75% (3.27%). The credit agreement contains financial covenants consisting of a leverage ratio and an interest coverage ratio among other covenants. HSNi was in compliance with all such covenants as of March 31, 2009. The amount available to HSNi under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of March 31, 2009, there were $17.4 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2009, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $51.0 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement, and HSNi will amortize these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement. As of March 31, 2009, there was no outstanding balance on the revolving credit facility and $146.3 million outstanding related to the term loan.

On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes are unsecured and subordinated to all of HSNi’s secured debt. The Senior Notes were issued at a discount of $1.6 million, which along with other issuance expenses of $7.3 million are being amortized to interest expense over the eight year term of the Senior Notes.

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, HSNi adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), related to financial assets and liabilities that are being measured and reported on a fair value basis and expands disclosures about fair value measurements. Effective January 1, 2009, HSNi adopted the provisions of SFAS No. 157 related to nonfinancial assets and liabilities. The adoption of SFAS No. 157 had no effect on HSNi’s existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs used to value an asset or a liability. The three levels of the fair-value hierarchy include:

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

Level 3—Valuations based on unobservable inputs reflecting HSNi’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to the credit agreement (the term loan and revolving credit facility) approximates fair value as interest rates on these instruments approximate current market rates (level 2 criteria).

The $240.0 million of senior notes are carried at cost. The estimated fair value of the senior notes was approximately $160.8 million at March 31, 2009, based upon quoted market information (level 1 criteria).

In the three months ended March 31, 2009, no impairment charges were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for the carrying values of indefinite-lived intangible assets or long-lived assets held and used.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

NOTE 13—RELATED PARTY TRANSACTIONS

HSNi’s expenses prior to the spin-off include allocations from IAC of costs associated with IAC’s accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of HSNi’s revenue as a percentage of IAC’s total revenue. Allocated costs were $1.8 million for the three months ended March 31, 2008 and are included in “General and administrative expense” in the accompanying unaudited consolidated statements of operations. It is not practicable to determine what the amounts of these expenses would have been incurred had HSNi operated as an unaffiliated entity. In the opinion of management, the allocation method is reasonable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: HSNi’s future financial performance, HSNi’s business prospects and strategy, anticipated trends and prospects in the various industries in which HSNi’s businesses operate and other similar matters. These forward looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in the forward looking statements included in this quarterly report for a variety of reasons, including, among others: the depth and duration of the current recession, which may persist throughout and beyond 2009, and the impact of these conditions on consumer confidence and spending levels; whether national economic stimulus initiatives and measures to stabilize the financial system will be successful in achieving their objectives within the expected timeframes; other changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or e-commerce growth; changes in the interest rate environment and developments in the overall credit markets, and particularly the impact of the current constrained credit environment, if it persists; HSNi’s business prospects and strategy, including whether HSNi’s initiatives to generate cash and preserve liquidity will be effective; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; technological or regulatory changes; changes in senior management; our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services; and changes in product delivery costs. Certain of these and other risks and uncertainties are discussed in HSNi’s filings with the SEC, including the “Risk Factors” section in our Annual Report on Form 10-K filed with the SEC on March 31, 2009. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward looking statements, which only reflect the views of HSNi management as of the date of this report. HSNi does not undertake to update these forward-looking statements.

Results of Operations

Net Sales

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
HSN	$474,928	(1)%	$478,973
Cornerstone	154,692	(22)%	197,913

Total net sales	$629,620	(7)%	$676,886

Net sales primarily relate to the sale of merchandise and are reduced by incentive discounts and actual and estimated sales returns. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi’s sales policies allow customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions and, in some cases, to restocking fees.

HSNi net sales in 2009 decreased 7% or $47.3 million as compared to the same period in 2008 due to a 1% decline at HSN and a 22% decline at Cornerstone. Internet sales continued to grow in 2009 representing 36.8%

of HSNi net sales as compared to 35.4% in the prior year. The number of units shipped in 2009 decreased 4% to 12.0 million as compared to 12.5 million in the prior year and the average price point decreased 5% to $58.00 as compared to the prior year.

HSN

HSN’s net sales decreased less than 1% to $474.9 million in the first quarter of 2009 from $479.0 million in the prior year. Strong sales increases in fitness, health and electronics were offset by sales declines in jewelry and fashion. Shipped units increased by 3%, the average price point decreased by 6% and returns decreased to 17.7% from 20.0% from the same quarter in the prior year. These results were due to select promotional pricing, product mix and sales of key items at lower price points. HSN.com net sales grew 4% over the prior year with sales from e-commerce representing 30.0% of HSN’s total net sales, up from 28.6% in the prior year.

Divisional product mix at HSN is provided in the table below:

	Three Months Ended March 31,
	2009	2008
Jewelry	14%	16%
Fashion (apparel & accessories)	11%	13%
Health & beauty	19%	18%
Home & other	56%	53%

Total	100%	100%

Cornerstone

Cornerstone’s net sales for 2009 decreased 22% or $43.2 million from the prior year. The decrease was primarily the result of slower consumer demand overall for luxury home furnishings and apparel. As a result, average price points and the number of units shipped decreased 2% and 18%, respectively.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and, in the case of HSN, certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Gross profit:
HSN	$151,969	(2)%	$154,922
HSN gross profit margin	32.0%	(35 bp)	32.3%
Cornerstone	$59,255	(26)%	$80,562
Cornerstone gross profit margin	38.3%	(240 bp)	40.7%
HSNi	$211,224	(10)%	$235,484
HSNi gross profit margin	33.5%	(124 bp)	34.8%

bp = basis points

HSN

Gross profit margin was 32.0% in the first quarter compared to 32.3% in the prior year. This slight decrease was a result of increased promotional activity to reduce inventory levels, particularly in jewelry and fashion, and a shift in product mix towards fitness and electronics. Gross inventory decreased 7% compared to the same period last year.

Cornerstone

Gross profit margin for Cornerstone was 38.3% in 2009 as compared to 40.7% in the previous year. The decrease is the result of selective promotional and clearance pricing intended to generate additional sales demand and reduce inventory levels. As a result of this focused effort, gross inventory levels were down 28% compared to the first quarter of 2008. Gross profit margins were also unfavorably affected by specific promotional shipping and handling programs.

Selling and Marketing Expense

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

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
HSN	$67,561	0%	$67,698
As a percentage of HSN net sales	14%	9 bp	14%
Cornerstone	$54,956	(20)%	$69,052
As a percentage of Cornerstone net sales	36%	64 bp	35%
HSNi	$122,517	(10)%	$136,750
As a percentage of HSNi net sales	19%	(74 bp)	20%

HSNi’s selling and marketing expense in 2009 decreased $14.2 million from 2008. This decrease is primarily due to the 25% reduction, or $11.6 million, in Cornerstone’s catalog costs due to the 31% planned reduction in catalog circulation. The decrease is also attributed to a reduction in compensation and other employee-related costs in 2009 primarily due to headcount reductions.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
HSN	$37,638	(1)%	$37,943
As a percentage of HSN net sales	8%	0 bp	8%
Cornerstone	$14,072	(14)%	$16,431
As a percentage of Cornerstone net sales	9%	79 bp	8%
HSNi	$51,710	(5)%	$54,374
As a percentage of HSNi net sales	8%	18 bp	8%

HSNi’s general and administrative expense in 2009 decreased 5% to $51.7 million as compared to the prior year. This decrease is primarily due to a reduction in stock-based compensation expense, lower bad debt expense and other cost savings as compared to the prior year. Bad debt expense decreased due to the lower utilization of Flexpay during the current quarter. Flexpay, which is offered exclusively through HSN, allows customers to pay for merchandise in interest free monthly payments over a two to six month period.

Production and Programming Expense

Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN. Expenses associated with on-air distribution of HSN, including expenses relating to pay television operators, are included in selling and marketing expense.

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Production and programming expense	$13,503	(6)%	$14,343
As a percentage of HSN net sales	3%	(15 bp)	3%

Production and programming expense for 2009 decreased 6% to $13.5 million compared to $14.3 million in the prior year. The decrease in production and programming costs is primarily due to the decrease in labor costs due to lower headcount.

Depreciation

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
HSN	$6,974	6%	$6,550
Cornerstone	2,477	0%	2,476

HSNi	$9,451	5%	$9,026

As a percentage of total net sales	2%	17 bp	1%

Depreciation for 2009 increased 5% as compared to the prior year, primarily due to the incremental depreciation associated with capital expenditures made during 2008 and 2009, partially offset by certain fixed assets becoming fully depreciated during the period.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
HSN	$35,259	(4)%	$36,611
As a percentage of HSN net sales	7%	(22 bp)	8%
Cornerstone	$(9,179)	(165)%	$(3,469)
As a percentage of Cornerstone net sales	(6)%	418 bp	(2)%
HSNi	$26,080	(21)%	$33,142
As a percentage of HSNi net sales	4%	(75 bp)	5%

HSNi’s Adjusted EBITDA in 2009 decreased $7.1 million from 2008 primarily due to a decrease in gross profit, partially offset by reduced costs associated with a 31% planned reduction in catalog circulation. Gross profit margins were adversely impacted for the reasons previously discussed under the heading “Cost of Sales and Gross Profit”.

Operating Income (Loss)

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
HSN	$26,151	7%	$24,533
As a percentage of HSN net sales	6%	38 bp	5%
Cornerstone	$(12,249)	(30)%	$(9,455)
As a percentage of Cornerstone net sales	(8)%	314 bp	(5)%
HSNi	$13,902	(8)%	$15,078
As a percentage of HSNi net sales	2%	(2 bp)	2%

HSNi’s operating income for 2009 decreased 8%, or $1.2 million, as compared to 2008. The decrease in operating income is primarily attributable to the decline in gross profit for the reasons discussed previously under the heading “Cost of Sales and Gross Profit”, offset by the $11.6 million reduction in catalog costs and the $5.8 million decrease in the amortization of non-cash marketing and intangible assets.

The decrease in amortization of intangible assets is due to the impairment of customer lists recognized in the fourth quarter of 2008 and certain intangibles becoming fully amortized during 2008. The amortization of non-cash marketing referred to in this report consists of non-cash marketing and advertising secured by IAC from Universal Television as part of the IAC transaction pursuant to which Vivendi Universal Entertainment, LLLP (“VUE”) was created, and the subsequent transaction by which IAC sold its partnership interests in VUE.

Other (Expense) Income

	Three Months Ended March 31,
	2009	% Change	2008
	(Dollars in thousands)
Interest income	$34	127%	$15
Interest expense	(8,950)	NM	—

Other (expense) income, net	$(8,916)	NM	$15

As a percentage of total net sales	-1%	(142 bp)	0%

NM = not meaningful

Interest expense for 2009 primarily relates to the $150 million five-year term loan and the $240 million of 11.25% senior notes which were issued in the third quarter of 2008 in connection with the spin-off from IAC. Additionally, interest expense includes the cost of the $20 million draw on the credit facility. HSNi repaid the outstanding balance on the revolving credit facility during the first quarter of 2009.

Income Tax Provision

For the three months ended March 31, 2009, HSNi recorded a tax provision for continuing operations for $2.0 million which represents an effective tax rate of 40%. For the three months ended March 31, 2008, HSNi recorded a tax provision for continuing operations for $5.7 million which represents an effective tax rate of 38%. The effective tax rates of 40% and 38% for the three months ended March 31, 2009 and 2008, respectively, are higher than the federal statutory rate of 35% due principally to state taxes.

Liquidity and Capital Resources

As of March 31, 2009, HSNi had $186.9 million of cash and cash equivalents.

Net cash provided by operating activities attributable to continuing operations was $39.6 million in 2009 and net cash used in operating activities attributable to continuing operations was $20.8 million in 2008, an improvement of $60.4 million. This increase was primarily due to our concerted effort to reduce inventory levels. Gross inventory balances have decreased 9% from December 31, 2008 and 16% from March 31, 2008. Net cash provided by operating activities has also been impacted by our continued effort to reduce accounts receivable by minimizing our Flexpay utilization at HSN.

Net cash used in investing activities attributable to continuing operations in 2009 of $7.5 million resulted from capital expenditures. The capital expenditures were primarily at HSN and were for campus renovations, investments in high-definition television programming and other IT and broadcast related investments. Net cash provided by investing activities attributable to continuing operations in 2008 of $21.7 million resulted primarily from cash transfers of $28.3 million from IAC, partially offset by capital expenditures of $6.6 million. The cash transfers from IAC related to IAC’s centrally managed U.S. treasury function.

Net cash used in financing activities attributable to continuing operations in 2009 was $23.8 million due to repayments of $3.8 million of long-term debt and $20.0 million for the revolving credit facility. In connection with the spin-off, HSNi raised $390 million of long-term debt through a combination of $240 million of senior notes and a $300 million secured credit agreement, consisting of a $150 million term loan and a $150 million revolving credit facility. As of March 31, 2009, $146.3 million was outstanding under the term loan and no amounts were outstanding under the revolving credit facility.

The credit agreement contains financial covenants consisting of a leverage ratio and an interest coverage ratio, among other covenants. HSNi was in compliance with all such covenants as of March 31, 2009. The amount available to us under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of March 31, 2009, there were $17.4 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2009, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $51.0 million. Total debt at March 31, 2009 was approximately $384.8 million resulting in a ratio of total debt to EBITDA, as defined in our credit agreement, of approximately 2.43x as of March 31, 2009.

The $20 million outstanding under the revolving credit facility as of December 31, 2008 was borrowed due to the uncertainty in the credit markets and in order to ensure financial flexibility and support working capital needs. This outstanding balance was repaid during the first quarter of 2009.

Net cash provided by discontinued operations in 2009 and 2008 of $1.1 million and $1.7 million, respectively, relates primarily to the operations of HSN International and HSE. HSNi does not expect future cash flows associated with existing discontinued operations to be material.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements for the discussion of recent accounting pronouncements.

Seasonality

Seasonality impacts HSNi, with revenue highest in the fourth quarter, but not to the same extent it impacts the retail industry in general.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For a description of HSNi’s market risks, see “Item 7. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2008. No material changes have occurred in our market risks since December  31, 2008.

Item 4T. Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in providing reasonable assurance that information we are required to disclose in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Rules of the SEC require the description of material pending legal proceedings, other than ordinary, routine litigation incident to the company’s business, and advise that proceedings ordinarily need not be described if they primarily involve damage claims for amounts (exclusive of interest and costs) not exceeding 10% of the current assets of the company and its subsidiaries on a consolidated basis. In the judgment of management, none of the pending litigation matters which HSNi and its subsidiaries are defending involves or is likely to involve amounts of that magnitude.

Item 1A. Risk Factors

See Part I, Item IA., “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for a detailed discussion of the risk factors affecting the Company. There have been no material changes from the risk factors described in this annual report.

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

Date: May 14, 2009

HSN, INC.

By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling Executive Vice President and Chief Financial Officer