Form 10-Q
period 2009-06-30
HSN, Inc.
filed 2009-08-06
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of July 31, 2009, the registrant had 56,353,255 shares of common stock outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL STATEMENTS

Item 1.	Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$640,083	$695,826	$1,269,703	$1,372,712
Cost of sales	408,212	447,261	826,608	888,663

Gross profit	231,871	248,565	443,095	484,049

Operating expenses:
Selling and marketing	124,396	144,245	246,912	280,995
General and administrative	53,009	55,787	104,719	110,161
Production and programming	13,957	14,468	27,461	28,811
Amortization of non-cash marketing	—	546	—	4,261
Amortization of intangible assets	140	1,756	281	3,954
Depreciation	9,629	9,395	19,080	18,421
Asset impairments	—	300,000	—	300,000

Total operating expenses	201,131	526,197	398,453	746,603

Operating income (loss)	30,740	(277,632)	44,642	(262,554)

Other income (expense):
Interest income	54	24	88	39
Interest expense	(8,799)	—	(17,749)	—

Total other (expense) income, net	(8,745)	24	(17,661)	39

Income (loss) from continuing operations before income taxes	21,995	(277,608)	26,981	(262,515)
Income tax (provision) benefit	(8,357)	28,231	(10,361)	22,544

Income (loss) from continuing operations	13,638	(249,377)	16,620	(239,971)
Loss from discontinued operations, net of tax	(28)	(451)	(56)	(529)

Net income (loss)	$13,610	$(249,828)	$16,564	$(240,500)

Income (loss) from continuing operations per share:
Basic	$0.24	$(4.43)	$0.29	$(4.27)
Diluted	$0.24	$(4.43)	$0.29	$(4.27)

Net income (loss) per share:
Basic	$0.24	$(4.44)	$0.29	$(4.28)
Diluted	$0.24	$(4.44)	$0.29	$(4.28)

Shares used in computing earnings per share:
Basic	56,355	56,206	56,347	56,206
Diluted	57,171	56,206	56,976	56,206

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Cash and cash equivalents	$205,919	$177,463
Accounts receivable, net of allowance of $10,851 and $10,026, respectively	118,252	165,114
Inventories	267,851	304,172
Deferred income taxes	21,638	21,777
Prepaid expenses and other current assets	56,590	42,080

Total current assets	670,250	710,606
Property and equipment, net	154,448	157,832
Intangible assets, net	261,466	261,747
Other non-current assets	19,499	22,272

TOTAL ASSETS	$1,105,663	$1,152,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, trade	$181,395	$198,464
Current maturities of long-term debt	18,750	15,000
Accrued expenses and other current liabilities	166,741	190,788

Total current liabilities	366,886	404,252
Long-term debt, net of current maturities	362,375	393,528
Deferred income taxes	83,121	83,276
Other long-term liabilities	12,562	13,116

Total liabilities	824,944	894,172

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 56,352,632 and 56,222,631 issued shares at June 30, 2009 and December 31, 2008, respectively	564	562
Additional paid-in capital	2,412,369	2,406,503
Retained deficit	(2,131,970)	(2,148,534)
Accumulated other comprehensive loss	(244)	(246)

Total shareholders’ equity	280,719	258,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,105,663	$1,152,457

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Invested Capital	Receivables From IAC and Subsidiaries	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	—	$—	—	$—	$4,522,873	$(1,581,157)	$—	$—	$1,170	$2,942,886
Comprehensive loss:										—
Net loss prior to spin-off	—	—	—	—	(242,354)	—	—	—	—	(242,354)
Net loss after spin-off	—	—	—	—	—	—	—	(2,148,534)	—	(2,148,534)
Foreign currency translation	—	—	—	—	—	—	—	—	(1,416)	(1,416)

Comprehensive loss:										(2,392,304)
Net change in transfers to and receivables from IAC	—	—	—	—	—	22,531	—	—	—	22,531
Distribution to IAC	—	—	—	—	(333,799)	—	—	—	—	(333,799)
Non-cash compensation expense for equity awards	—	—	—	—	—	16,314	3,972	—	—	20,286
Stock-based awards accounted for as a liability	—	—	—	—	—	(2,136)	718	—	—	(1,418)
Capitalization as a result of the spin-off, net of extinguishment of IAC receivables	—	—	—	—	(3,946,720)	1,544,448	2,402,272	—	—	—
Issuance of common stock at spin-off	—	—	56,206	562	—	—	(562)	—	—	—
Board of Directors deferred compensation	—	—	—	—	—	—	29	—	—	29
Issuance of common stock upon exercise of stock options	—	—	16	—	—	—	74	—	—	74

Balance as of December 31, 2008	—	—	56,222	562	—	—	2,406,503	(2,148,534)	(246)	258,285
Comprehensive income:
Net income	—	—	—	—	—	—	—	16,564	—	16,564
Foreign currency translation	—	—	—	—	—	—	—	—	2	2

Comprehensive income:										16,566
Non-cash compensation expense for equity awards	—	—	—	—	—	—	5,027	—	—	5,027
Board of Directors deferred compensation	—	—	—	—	—	—	64	—	—	64
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	131	2	—	—	775	—	—	777

Balance as of June 30, 2009	—	$—	56,353	$564	$—	$—	$2,412,369	$(2,131,970)	$(244)	$280,719

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities attributable to continuing operations:
Net income (loss)	$16,564	$(240,500)
Less: Loss from discontinued operations, net of tax	(56)	(529)

Income (loss) from continuing operations	16,620	(239,971)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	19,080	18,421
Amortization of intangible assets	281	3,954
Asset impairments	—	300,000
Non-cash compensation expense	5,027	7,737
Amortization of cable and satellite distribution fees	1,680	2,114
Amortization of non-cash marketing	—	4,261
Amortization of debt issuance costs	1,271	—
Loss on disposition of fixed assets	305	115
Deferred income taxes	(31)	(31,033)
Excess tax benefits from stock-based awards	—	(65)
Bad debt expense	8,540	9,242
Changes in current assets and liabilities:
Accounts receivable	36,700	48,064
Inventories	36,321	(22,526)
Prepaid expenses and other current assets	(14,591)	(1,259)
Accounts payable, accrued expenses and other current liabilities	(37,160)	(92,839)

Net cash provided by operating activities attributable to continuing operations	74,043	6,215

Cash flows from investing activities attributable to continuing operations:
Transfers from IAC	—	9,865
Capital expenditures	(19,121)	(15,468)

Net cash used in investing activities attributable to continuing operations	(19,121)	(5,603)

Cash flows from financing activities attributable to continuing operations:
Repayment under revolving credit facility	(20,000)	—
Repayment of long-term debt	(7,500)	—
Excess tax benefits from stock-based awards	—	65
Other, net	—	(60)

Net cash (used in) provided by financing activities attributable to continuing operations	(27,500)	5

Total cash provided by continuing operations	27,422	617
Net cash provided by (used in) operating activities attributable to discontinued operations	1,034	(939)
Effect of exchange rate changes on cash and cash equivalents	—	(841)

Net increase (decrease) in cash and cash equivalents	28,456	(1,163)
Cash and cash equivalents at beginning of period	177,463	6,220

Cash and cash equivalents at end of period	$205,919	$5,057

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

Basis of Presentation

On November 5, 2007, IAC/InterActiveCorp (“IAC”) announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying HSN and Cornerstone, collectively, as one of those five companies. In these consolidated financial statements, the separation transaction is referred to as the “spin-off”. In anticipation of the spin-off, HSNi was incorporated as a Delaware corporation in May 2008. Effective August 20, 2008, HSNi completed the spin-off and HSNi’s shares began trading on The Nasdaq Global Select Market under the symbol “HSNI”. Prior to the spin-off, HSNi was a wholly-owned subsidiary of IAC and did not have any material assets or liabilities, nor did HSNi engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities. Since completion of the spin-off, HSNi now consists of HSN and Cornerstone, the principal businesses that formerly comprised most of IAC’s Retailing segment. HSN primarily consists of the HSN television network and HSN.com, and Cornerstone includes the Cornerstone portfolio of leading print catalogs, related websites and a limited number of retail stores. The businesses operated by HSNi following the spin-off are referred to herein as the “HSNi Businesses.” HSNi also includes the entities classified as discontinued operations in Note 6.

In conjunction with the spin-off, HSNi completed the following transactions: (1) extinguished all intercompany receivable balances from IAC, which totaled $1.5 billion by recording a non-cash distribution to IAC; (2) recapitalized the invested equity balance with common stock, whereby holders of IAC common stock and/or Class B common stock received one-fifth of a share of HSNi common stock for every share of IAC common stock and/or Class B common stock held at the close of business on August 11, 2008, the record date for the spin-off, as more fully described in HSNi’s Registration Statement on Form S-1, as amended; (3) raised $390 million through a combination of $240 million of privately issued debt securities and $150 million from a secured credit facility (See Note 11); and (4) transferred to IAC all cash in excess of $50 million, which totaled $333.8 million.

These interim unaudited consolidated financial statements present HSNi’s results of operations, financial position, shareholders’ equity and cash flows on a combined basis up through the spin-off on August 20, 2008, and on a consolidated basis thereafter. HSNi prepared these interim unaudited financial statements relating to periods prior to the spin-off on a combined basis because they excluded certain investments and assets that were owned, either directly or indirectly, by legal entities that comprise the HSNi Businesses. The ownership of these investments and assets were retained by IAC after the spin-off. The historical combined financial statements of

HSNi and its subsidiaries reflect the contribution or other transfer to HSNi of all of the subsidiaries and assets and the assumption by HSNi of all of the liabilities relating to the HSNi Businesses in connection with the spin-off and the allocation to HSNi of certain IAC corporate expenses relating to the HSNi Businesses. Accordingly, the historical combined financial statements of HSNi reflect the historical financial position, results of operations and cash flows of the HSNi Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical bases of the assets and liabilities of the HSNi Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been principally computed for HSNi on an as if stand-alone, separate tax return basis. The income tax payable, as well as deferred tax assets and liabilities, represent the estimated impact of filing a consolidated income tax return with IAC through the spin-off, and filing a stand-alone consolidated income tax return thereafter. Intercompany transactions and accounts have been eliminated in consolidation.

In the opinion of HSNi’s management, the assumptions underlying these interim unaudited financial statements are reasonable. However, the financial information for 2008 does not necessarily reflect what the historical financial position, results of operations and cash flows of HSNi would have been had HSNi been a stand-alone company during the periods presented prior to the spin-off.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008. The consolidated balance sheet as of December 31, 2008 and the consolidated statement of shareholders’ equity for the year ended December 31, 2008 were derived from the audited financial statements at that date but may not include all disclosures required by accounting principles generally accepted in the United States. Subsequent events have been evaluated through the date of the filing of this Form 10-Q on August 6, 2009.

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

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 141(R)-1”), which amended the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141R. FSP No. 141(R)-1 is effective for HSNi for any acquisitions subsequent to December 31, 2008.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments, whether recognized or not recognized in the statement of financial position, for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009; therefore, it became effective for HSNi during its second quarter of 2009 and was applied prospectively. HSNi’s adoption of this FSP had no material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009; therefore, it became effective for HSNi during its second quarter of 2009 and was applied prospectively. HSNi’s adoption of this FSP had no impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 became effective for HSNi’s second quarter beginning April 1, 2009. The adoption of SFAS No. 165 did not have a material effect on HSNi’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. HSNi does not expect adoption of SFAS No. 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. HSNi does not expect the adoption to have an impact on its consolidated financial statements.

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	June 30, 2009	December 31, 2008
Capitalized software	$189,638	$185,107
Computer and broadcast equipment	88,705	87,757
Buildings and leasehold improvements	81,038	77,857
Furniture and other equipment	65,681	60,910
Projects in progress	17,589	16,370
Land	12,311	11,740

	454,962	439,741
Less: accumulated depreciation and amortization	(300,514)	(281,909)

Total property and equipment, net	$154,448	$157,832

NOTE 4—SEGMENT INFORMATION

HSNi has determined to represent its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two operating segments, HSN and Cornerstone. Entities included in discontinued operations, as described in Note 6, are excluded from the schedules below. The accounting policies of the segments are the same as those described in Note 2—Summary of Significant Accounting Policies included in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2008. Intercompany accounts and transactions have been eliminated in consolidation.

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

The following tables reconcile Adjusted EBITDA to operating income (loss) for HSNi’s operating segments (in thousands):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Operating income (loss)	$28,750	$1,990	$30,740	$22,375	$(300,007)	$(277,632)
Non-cash compensation expense	2,044	436	2,480	3,640	1,057	4,697
Amortization of non-cash marketing	—	—	—	546	—	546
Amortization of intangible assets	140	—	140	142	1,614	1,756
Asset impairments	—	—	—	—	300,000	300,000
Depreciation	7,160	2,469	9,629	6,770	2,625	9,395
Loss on disposition of fixed assets	261	5	266	30	—	30

Adjusted EBITDA	$38,355	$4,900	$43,255	$33,503	$5,289	$38,792

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Operating income (loss)	$54,901	$(10,259)	$44,642	$46,908	$(309,462)	$(262,554)
Non-cash compensation expense	3,999	1,028	5,027	5,226	2,511	7,737
Amortization of non-cash marketing	—	—	—	4,261	—	4,261
Amortization of intangible assets	281	—	281	285	3,669	3,954
Asset impairments	—	—	—	—	300,000	300,000
Depreciation	14,134	4,946	19,080	13,320	5,101	18,421
Loss on disposition of fixed assets	299	6	305	114	1	115

Adjusted EBITDA	$73,614	$(4,279)	$69,335	$70,114	$1,820	$71,934

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales:
HSN	$454,227	$460,912	$929,155	$939,885
Cornerstone	185,856	234,914	340,548	432,827

Total	$640,083	$695,826	$1,269,703	$1,372,712

HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so. HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

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

Also, during the fourth quarter of 2008, HSNi conducted its annual test for impairment of its goodwill and indefinite-lived intangible assets. As a result of the analyses, additional impairment charges recorded in the fourth quarter of 2008 at the HSN and Cornerstone reporting units were $2.4 billion and $271.1 million, respectively. The intangible asset impairment charges in the fourth quarter of 2008 at the HSN and Cornerstone segments were $50.0 million and $174.0 million, respectively. As a result of these impairment charges, HSNi no longer has goodwill recorded.

NOTE 6—DISCONTINUED OPERATIONS

On June 19, 2007, HSNi sold Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 (“HSE”). Accordingly, loss from discontinued operations includes the income and losses for HSE and HSNi’s other international subsidiaries for all periods presented. The net sales and net loss for the aforementioned discontinued operation for the applicable periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$—	$—	$—	$—

Loss before income taxes	$(45)	$(451)	$(91)	$(530)
Income tax benefit	17	—	35	1

Net loss	$(28)	$(451)	$(56)	$(529)

NOTE 7—COMPREHENSIVE INCOME

Comprehensive income is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$13,610	$(249,828)	$16,564	$(240,500)

Foreign currency translation	(28)	(465)	2	(393)

Other comprehensive income	(28)	(465)	2	(393)

Comprehensive income (loss)	$13,582	$(250,293)	$16,566	$(240,893)

Accumulated other comprehensive income at June 30, 2009 and December 31, 2008 is solely related to foreign currency translation and is recorded net of tax.

NOTE 8—STOCK-BASED AWARDS

The Second Amended and Restated 2008 Stock and Annual Incentive Plan (the “Plan”) authorizes the issuance of 8 million shares of HSNi common stock for new awards granted by HSNi. As of June 30, 2009, there were 4.2 million shares of common stock available for grants under the Plan. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”) and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan are required to be priced at, or above, the fair market value of HSNi’s stock on the date of grant.

During the six months ended June 30, 2009, HSNi granted approximately 1.2 million RSUs and 387,000 stock-settled SARs. The weighted average fair value of these RSUs was $4.88 and they primarily vest over two to three years. The stock-settled SARs have a weighted average exercise price of $4.30, have a fair value of $1.83 and primarily vest ratably over three years. The following are the weighted average assumptions used in the Black-Scholes option pricing model used to value SARs for the six months ended June 30, 2009: volatility factor of 46.51%, risk-free interest rate of 2.06%, expected term of 5 years and a dividend yield of zero.

Non-cash compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$—	$367	$—	$603
Selling and marketing	407	402	861	660
General and administrative	1,916	3,925	3,859	6,469
Production and programming	157	3	307	5

Non-cash stock-based compensation expense before income taxes	2,480	4,697	5,027	7,737
Income tax benefit	(937)	(1,759)	(1,930)	(2,914)

Non-cash stock-based compensation expense after income taxes	$1,543	$2,938	$3,097	$4,823

As of June 30, 2009, there was approximately $26.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.5 years.

NOTE 9—INCOME TAXES

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

For the three and six months ended June 30, 2009, HSNi recorded a tax provision from continuing operations of $8.4 million and $10.4 million, respectively, which represents an effective tax rate of 38%. The effective tax rate exceeds the federal statutory rate of 35% due principally to state taxes. For the three and six months ended June 30, 2008, HSNi recorded a tax benefit from continuing operations of $28.2 million and $22.5 million, respectively, which represent effective tax rates of 10% and 9%, respectively. The effective tax rates for 2008 are less than the federal statutory rate of 35% due principally to the nondeductible portion of goodwill and intangible asset impairment charges.

By virtue of previously filed separate company and consolidated tax returns with IAC, HSNi is routinely under audit by federal, state, local and foreign tax authorities. These audits include questioning the timing and the amount of deductions and the allocation of income among various tax jurisdictions. Income taxes payable include amounts considered sufficient to pay assessments that may result from examination of prior year returns; however, the amount paid upon resolution of issues raised may differ from the amount provided. Differences between the reserves for tax contingencies and the amounts owed by HSNi are recorded in the period they become known.

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

The Internal Revenue Service (“IRS”) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which includes the operations of HSNi. The statute of limitations for these years has been extended to December 31, 2009. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by late 2009. In early 2009, the IRS commenced an audit of IAC’s consolidated tax returns for the years ended December 31, 2004 through 2006. The statute of limitations for these years has been extended and this examination is expected to be completed in 2011. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal tax returns prepared and filed by IAC prior to the spinoff, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

The provisions set forth in the Tax Sharing Agreement could subject HSNi to future tax contingencies. HSNi is currently in discussions with IAC regarding the appropriate allocation of 2008 taxable income between pre- and post-spin-off periods. Depending upon the outcome of these discussions, this tax matter may result in additional payments ranging from $0 to $12 million. This potential tax liability would be reported as a charge against additional paid in capital as a cost of the spin-off and (aside from the existence of unabated penalties and interest) would have no impact on the earnings of HSNi.

NOTE 10—EARNINGS PER SHARE

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

For the three and six months ended June 30, 2008, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period. For the three and six months ended June 30, 2008, diluted earnings per share was calculated using (i) the number of shares of common stock outstanding immediately following the spin-off, and (ii) if dilutive, the incremental common stock that HSNi would issue upon exercise of stock options and the vesting of restricted stock units outstanding as of the spin-off using the treasury stock method.

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss):
Continuing operations	$13,638	$(249,377)	$16,620	$(239,971)
Discontinued operations	(28)	(451)	(56)	(529)

Net income (loss)	$13,610	$(249,828)	$16,564	$(240,500)

Weighted average number of shares outstanding:
Basic	56,355	56,206	56,347	56,206
Dilutive effect of non-cash compensation awards	816	—	629	—

Diluted	57,171	56,206	56,976	56,206

Net income (loss) per share—basic:
Continuing operations	$0.24	$(4.43)	$0.29	$(4.27)
Discontinued operations	(0.00)	$(0.01)	(0.00)	$(0.01)

Net income (loss)	$0.24	$(4.44)	$0.29	$(4.28)

Net income (loss) per share—diluted:
Continuing operations	$0.24	$(4.43)	$0.29	$(4.27)
Discontinued operations	(0.00)	$(0.01)	(0.00)	$(0.01)

Net income (loss)	$0.24	$(4.44)	$0.29	$(4.28)

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	4,964	5,242	5,649	5,242

NOTE 11—LONG-TERM DEBT

	June 30, 2009	December 31, 2008
Secured credit agreement expiring July 25, 2013:
Term loan	$142,500	$150,000
Revolving credit facility	—	20,000
11.25% Senior Notes due August 1, 2016; interest payable each February 1 and August 1 commencing February 1, 2009	240,000	240,000
Unamortized original issue discount on Senior Notes	(1,375)	(1,472)

Total long-term debt	381,125	408,528
Less: current maturities	(18,750)	(15,000)

Long-term debt, net of current maturities	$362,375	$393,528

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five-year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement bears interest based on HSNi’s financial leverage and, as of June 30, 2009, the term loan interest rate was equal to LIBOR plus 2.75% (3.06%). The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of June 30, 2009, with a leverage ratio of 2.36x and an interest coverage ratio of 4.72x. The amount available to HSNi under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of June 30, 2009, there were $21.4 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of June 30, 2009, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $64.2 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement, and HSNi will amortize these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement.

On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes are unsecured and subordinated to all of HSNi’s secured debt. The Senior Notes were issued at a discount of $1.6 million, which along with other issuance expenses of $7.3 million are being amortized to interest expense over the eight year term of the Senior Notes.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The $240.0 million of Senior Notes and the $142.5 million term loan are carried at cost. The estimated fair values of the Senior Notes and term loan were approximately $208.8 million and $134.0 million, respectively, at June 30, 2009. The fair value of the Senior Notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was based upon discounted future cash flows (level 3 criteria).

In the three and six months ended June 30, 2009, no impairment charges were recorded in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for the carrying values of indefinite-lived intangible assets or long-lived assets held and used.

NOTE 13—COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, HSNi is a party to various lawsuits. HSNi establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of HSNi, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 9 for discussion related to income tax contingencies.

NOTE 14—RELATED PARTY TRANSACTIONS

HSNi’s expenses prior to the spin-off include allocations from IAC of costs associated with IAC’s accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of HSNi’s revenue as a percentage of IAC’s total revenue. Allocated costs were $1.5 million and $3.3 million for the three and six months ended June 30, 2008 and are included in “General and administrative expense” in the accompanying unaudited consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had HSNi operated as an unaffiliated entity. In the opinion of management, the allocation method is reasonable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: HSNi’s future financial performance, HSNi’s business prospects and strategy, anticipated trends and prospects in the various industries in which HSNi’s businesses operate and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: the depth and duration of the current recession, which may persist throughout and beyond 2009, and the impact of these conditions on consumer confidence and spending levels; whether national economic stimulus initiatives and measures to stabilize the financial system will be successful in achieving their objectives within the expected timeframes; other changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or e-commerce growth; changes in the interest rate environment and developments in the overall credit markets, and particularly the impact of the current constrained credit environment, if it persists; HSNi’s business prospects and strategy, including whether HSNi’s initiatives to generate cash and preserve liquidity will be effective; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; technological or regulatory changes; changes in senior management; our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services; and changes in product delivery costs. Certain of these and other risks and uncertainties are discussed in HSNi’s filings with the SEC, including the “Risk Factors” section in our Annual Report on Form 10-K filed with the SEC on March 31, 2009. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of HSNi management as of the date of this report. HSNi does not undertake to update these forward-looking statements.

Results of Operations

Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$454,227	(1)%	$460,912	$929,154	(1)%	$939,885
Cornerstone	185,856	(21)%	234,914	340,549	(21)%	432,827

Total net sales	$640,083	(8)%	$695,826	$1,269,703	(8)%	$1,372,712

Net sales primarily relate to the sale of merchandise and are reduced by incentive discounts and actual and estimated sales returns. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi’s sales policies allow customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions and, in some cases, restocking fees.

HSNi net sales for the three months ended June 30, 2009 decreased 8%, or $55.7 million, as compared to the prior year due to a 1% decline at HSN and a 21% decline at Cornerstone. The number of units shipped in the second quarter of 2009 decreased 5% to 11.9 million as compared to 12.5 million in the prior year and the average price point decreased 4% to $59.82 as compared to $62.09 in the prior year.

HSNi net sales for the six months ended June 30, 2009 decreased 8%, or $103.0 million, as compared to the same period in 2008 due to a 1% decline at HSN and a 21% decline at Cornerstone. The number of units shipped in the first half of 2009 decreased 4% from 25.0 million to 23.9 million and the average price point decreased 4% from $61.64 to $58.90. Internet sales as a percentage of total net sales continued to grow in the first half of 2009 representing 36.3% of HSNi net sales as compared to 35.4% in the prior year.

HSN

HSN’s net sales decreased 1% to $454.2 million in the second quarter of 2009 from $460.9 million in the prior year. Shipped units increased by 2% and return rates improved by 20 basis points but the average price point decreased by 4% to $56.58 from the same quarter in the prior year. These results were due to product mix shifts, sales of key items at lower price points and select promotional pricing. Strong sales increases in crafts and fitness were offset by sales declines in fashion. Jewelry sales stabilized this quarter with a shift to product lines with lower price points such as silver and fashion jewelry.

HSN’s net sales for the six months ended June 30, 2009 decreased 1% to $929.2 million. Sales increases in health, home fashion and electronics were offset by sales declines in fashion and jewelry. Shipped units increased by 2% and returns decreased to 18.5% from 19.8% but the average price point decreased by 5% to $56.63 compared to the same period in the prior year. As discussed previously, these results were due to product mix shifts, sales of key items at lower price points and select promotional pricing. HSN.com net sales grew 3% over the prior year with sales from e-commerce representing 29.2% of HSN’s total net sales, up from 28.2% in the prior year.

Divisional product mix at HSN is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Jewelry	17%	17%	16%	17%
Fashion (apparel & accessories)	10%	12%	11%	12%
Health & beauty	21%	21%	20%	20%
Home & other	52%	50%	53%	51%

Total	100%	100%	100%	100%

Cornerstone

Cornerstone’s net sales for the second quarter of 2009 decreased 21% or $49.1 million from the prior year. The decrease was primarily the result of slower consumer demand overall for luxury home furnishings, outdoor products and apparel and the 21% planned reduction in catalog circulation. As a result, the number of units shipped decreased 22% from the prior year. The average price point increased 1% to $70.29 and the return rate decreased from 15.8% to 14.8%. The decrease in the return rate is attributable to product mix shifts and a new parts replacement program which had a favorable impact on returns.

Cornerstone’s net sales for the six months ended June 30, 2009 decreased 21% to $340.5 million as compared to $432.8 million in the same period in the prior year. As mentioned above, the decrease is attributable to the slower consumer demand overall for luxury home furnishings, outdoor products and apparel and the 26% planned reduction in catalog circulation. The average price point and units shipped decreased 1% and 21%, respectively, in the first half of 2009 as compared to the prior year. Internet sales represented 55.5% of net sales in 2009 as compared to 51.2% in 2008.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
Gross profit:
HSN	$152,773	2%	$149,223	$304,742	0%	$304,145
HSN gross profit margin	33.6%	126 bp	32.4%	32.8%	44 bp	32.4%
Cornerstone	$79,098	(20)%	$99,342	$138,353	(23)%	$179,904
Cornerstone gross profit margin	42.6%	27 bp	42.3%	40.6%	(94 bp)	41.6%
HSNi	$231,871	(7)%	$248,565	$443,095	(8)%	$484,049
HSNi gross profit margin	36.2%	50 bp	35.7%	34.9%	(36 bp)	35.3%

bp = basis points

HSN

HSN’s gross profit margin improved 126 basis points to 33.6% in the second quarter of 2009 compared to 32.4% in the prior year. This increase was a result of lower shipping costs due to a reduction in fuel costs and a decrease in the return rate from 19.5% to 19.3%, partially offset by a slight decrease in product margins. Focused efforts on aligning inventory purchases with sales demand resulted in a decrease in gross inventory by $38.0 million, or 15%, compared to the same period last year.

For the six months ended June 30, 2009, HSN’s gross profit margin increased to 32.8% from 32.4% in the same period in the prior year. This increase is largely attributed to the decrease in the return rate from 19.8% to 18.5%, offset by the increased promotional activity to reduce inventory levels, particularly in jewelry and fashion in the first quarter of 2009.

Cornerstone

Gross profit margin for Cornerstone was 42.6% in the second quarter of 2009 compared to 42.3% in the prior year primarily as a result of lower shipping costs. This benefit was partially offset by selective promotional and clearance pricing to reduce inventory levels. As a result of this focused effort, gross inventory levels were down 25% compared to the second quarter of 2008.

For the six months ended June 30, 2009, Cornerstone’s gross profit margin decreased to 40.6% from 41.6% in the prior year. This decrease is primarily due to the selective promotional and clearance pricing intended to generate additional sales demand and reduce inventory levels.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$64,478	(1)%	$65,061	$132,039	(1)%	$132,759
As a percentage of HSN net sales	14%	8 bp	14%	14%	9 bp	14%
Cornerstone	$59,918	(24)%	$79,184	$114,874	(23)%	$148,236
As a percentage of Cornerstone net sales	32%	(147 bp)	34%	34%	(52 bp)	34%
HSNi	$124,396	(14)%	$144,245	$246,913	(12)%	$280,995
As a percentage of HSNi net sales	19%	(130 bp)	21%	19%	(102 bp)	20%

HSNi’s selling and marketing expense in the second quarter of 2009 decreased $19.8 million to $124.4 million and now represents 19% of net sales as compared to 21% in the prior year. This decrease is primarily due to the 29%, or $16.4 million, reduction in Cornerstone’s catalog costs due to the 21% planned reduction in catalog circulation.

HSNi’s selling and marketing expense for the first half of 2009 decreased $34.1 million to $246.9 million as compared to $281.0 in the prior year period. This decrease is primarily due to the $28.0 million decrease in Cornerstone’s catalog costs due to the 26% reduction in catalog circulation. The decrease is also attributed to a reduction in compensation and other employee-related costs in 2009 primarily due to headcount reductions.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, facilities costs and fees for professional services.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$38,287	(4)%	$39,863	$75,925	(2)%	$77,806
As a percentage of HSN net sales	8%	(22 bp)	9%	8%	(11 bp)	8%
Cornerstone	$14,722	(8)%	$15,924	$28,794	(11)%	$32,355
As a percentage of Cornerstone net sales	8%	114 bp	7%	8%	98 bp	7%
HSNi	$53,009	(5)%	$55,787	$104,719	(5)%	$110,161
As a percentage of HSNi net sales	8%	26 bp	8%	8%	22 bp	8%

HSNi’s general and administrative expense in the second quarter of 2009 decreased 5% to $53.0 million compared to $55.8 million in the prior year. This decrease is primarily due to a $2.0 million reduction in stock-based compensation expense and lower bad debt expense as compared to the prior year. Bad debt expense declined as a result of lower average outstanding Flexpay balances during the quarter. Flexpay, which is offered exclusively through HSN, allows customers to pay for merchandise in interest free monthly payments over a two to six month period.

HSNi’s general and administrative expense in the first half of 2009 decreased 5%, or $5.4 million, to $104.7 million compared to $110.2 million in the prior year period. This decrease is primarily due to the $2.6 million decrease in stock-based compensation expense, lower bad debt expense and other cost savings as compared to the prior year.

Production and Programming Expense

Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN. Expenses associated with on-air distribution of HSN, including expenses relating to pay television operators, are included in selling and marketing expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
Production and programming expense	$13,957	(4)%	$14,468	$27,460	(5)%	$28,811
As a percentage of HSN net sales	3%	(7 bp)	3%	3%	(11 bp)	3%

Production and programming expense for the second quarter of 2009 decreased 4% to $14.0 million compared to $14.5 million in the prior year. For the first half of 2009, production and programming expense decreased $1.4 million to $27.5 million as compared to the same period in the prior year. The decreases in both the three and six month ended periods in 2009 as compared to 2008 are primarily due to the decrease in labor costs due to lower headcount.

Depreciation

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$7,160	6%	$6,770	$14,134	6%	$13,320
Cornerstone	2,469	(6)%	2,625	4,946	(3)%	5,101

HSNi	$9,629	2%	$9,395	$19,080	4%	$18,421

As a percentage of total net sales	2%	15 bp	1%	2%	16 bp	1%

HSNi’s depreciation for the three and six month periods ended June 30, 2009 increased 2% and 4%, respectively, as compared to the same prior year periods, primarily due to the incremental depreciation associated with capital expenditures made during 2008 and 2009, partially offset by certain fixed assets becoming fully depreciated during the period.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$38,355	14%	$33,503	$73,614	5%	$70,114
As a percentage of HSN net sales	8%	118 bp	7%	8%	46 bp	7%
Cornerstone	$4,900	(7)%	$5,289	$(4,279)	(335)%	$1,820
As a percentage of Cornerstone net sales	3%	38 bp	2%	(1.3)%	(168 bp)	0.4%
HSNi	$43,255	12%	$38,792	$69,335	(4)%	$71,934
As a percentage of HSNi net sales	7%	118 bp	6%	5%	22 bp	5%

HSNi’s Adjusted EBITDA in the second quarter of 2009 increased $4.5 million from 2008 and represents 6.8% of net sales as compared to 5.6% in the prior year. The increase in Adjusted EBITDA is primarily due to a reduction in operating costs, particularly the reduced costs associated with a 21% planned reduction in catalog circulation, partially offset by the $16.7 million decrease in gross profit. The reduction in gross profit was primarily due to the decrease in net sales at the Cornerstone segment.

HSNi’s Adjusted EBITDA in the first half of 2009 decreased 4%, or $2.6 million, as compared to the prior year. This decrease from 2008 was primarily due to the $41.0 million decrease in gross profit, offset by the reduction in operating costs.

Operating Income (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$28,750	28%	$22,375	$54,901	17%	$46,908
As a percentage of HSN net sales	6%	147 bp	5%	6%	92 bp	5%
Cornerstone	$1,990	101%	$(300,007)	$(10,259)	97%	$(309,462)
As a percentage of Cornerstone net sales	1%	NM	(128)%	(3)%	NM	(71)%
HSNi	$30,740	111%	$(277,632)	$44,642	117%	$(262,554)
As a percentage of HSNi net sales	5%	NM	(40)%	4%	NM	(19)%

NM = not meaningful

HSNi’s operating income for the second quarter of 2009 was $30.7 million representing a 4.8% operating margin. In the second quarter of the prior year, HSNi had an operating loss of ($277.6) million which was due to the $300.0 million in goodwill and intangible asset impairment charges incurred by the Cornerstone segment. Additionally, as compared to the current quarter, the prior year operating loss includes an additional $2.2 million in stock-based compensation expense and $2.2 million in amortization of non-cash marketing and intangible assets.

HSNi’s operating income for the first half of 2009 was $44.6 million representing a 3.5% operating margin. For the same period in the prior year, HSNi had an operating loss of ($262.6) million which included the $300.0 million in goodwill and intangible asset impairment charges incurred by the Cornerstone segment. As compared to the current six month ended period, the prior year included an additional $7.9 million in amortization of non-cash marketing and intangible assets and $2.7 million in stock-based compensation expense.

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

Other (Expense) Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
Interest income	$54	125%	$24	$88	126%	$39
Interest expense	(8,799)	NM	—	(17,749)	NM	—

Other (expense) income, net	$(8,745)	NM	$24	$(17,661)	NM	$39

As a percentage of total net sales	(1)%	136 bp	0%	(1)%	139 bp	0%

NM = not meaningful

Interest expense for 2009 primarily relates to the $150 million five-year term loan and the $240 million of 11.25% senior notes which were issued in the third quarter of 2008 in connection with the spin-off from IAC. Additionally, interest expense for the six months ended June 30, 2009 includes the cost of the $20 million draw on the credit facility. HSNi repaid the outstanding balance on the revolving credit facility during the first quarter of 2009.

Income Tax Provision

For the three and six months ended June 30, 2009, HSNi recorded a tax provision from continuing operations of $8.4 million and $10.4 million, respectively, which represents an effective tax rate of 38%. The effective tax rate exceeds the federal statutory rate of 35% due principally to state taxes. For the three and six months ended June 30, 2008, HSNi recorded a tax benefit from continuing operations of $28.2 million and $22.5 million, respectively, which represents effective tax rates of 10% and 9%, respectively. The effective tax rates for 2008 are less than the federal statutory rate of 35% due principally to the nondeductible portion of goodwill and intangible asset impairment charges.

Liquidity and Capital Resources

As of June 30, 2009, HSNi had $205.9 million of cash and cash equivalents.

Net cash provided by operating activities attributable to continuing operations was $74.0 million in 2009 and $6.2 million in 2008, an improvement of $67.8 million. This increase was primarily due to our concerted effort to reduce inventory levels. Gross inventory balances have decreased 11% from December 31, 2008 and 19% from June 30, 2008. The decline in inventory was driven by a reduction in inventory purchases in the current year which also resulted in the decrease in accounts payable. Net cash provided by operating activities has also been impacted by our continued effort to reduce accounts receivable by adjusting our Flexpay terms at HSN.

Net cash used in investing activities attributable to continuing operations in 2009 of $19.1 million resulted from capital expenditures. The capital expenditures were primarily at HSN and were for investments in high-definition television programming, campus renovations and other IT and broadcast related investments. Net cash used in investing activities attributable to continuing operations in 2008 of $5.6 million resulted primarily from capital expenditures of $15.5 million, partially offset by cash transfers of $9.9 million from IAC. The cash transfers from IAC related to IAC’s centrally managed U.S. treasury function.

Net cash used in financing activities attributable to continuing operations in 2009 was $27.5 million due to repayments of $7.5 million of long-term debt and $20.0 million for the revolving credit facility. In connection with the spin-off, HSNi raised $390 million of long-term debt through a combination of $240 million of Senior Notes and a $300 million secured credit agreement, consisting of a $150 million term loan and a $150 million revolving credit facility. As of June 30, 2009, $142.5 million was outstanding under the term loan and no amounts were outstanding under the revolving credit facility.

The credit agreement contains financial covenants consisting of a leverage ratio and an interest coverage ratio, among other covenants. HSNi was in compliance with all such covenants as of June 30, 2009. The amount available to us under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of June 30, 2009, there were $21.4 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of June 30, 2009, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $64.2 million. Total debt at June 30, 2009 was approximately $381.1 million resulting in a ratio of total debt to EBITDA, as defined in our credit agreement, of approximately 2.36x as of June 30, 2009.

The $20 million outstanding under the revolving credit facility as of December 31, 2008 was borrowed due to the uncertainty in the credit markets and in order to ensure financial flexibility and support working capital needs. This outstanding balance was repaid during the first quarter of 2009.

Net cash provided by (used in) discontinued operations in 2009 and 2008 of $1.0 million and ($0.9) million, respectively, relates primarily to the operations of HSN International and HSE. HSNi does not expect future cash flows associated with existing discontinued operations to be material.

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

For a description of HSNi’s market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2008. No material changes have occurred in HSNi’s market risks since December 31, 2008.

Item 4T.	Controls and Procedures

HSNi’s management, including its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, HSNi’s disclosure controls and procedures were effective in providing reasonable assurance that information HSNi is required to disclose in its reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by HSNi in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in HSNi’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

See Part I, Item IA., “Risk Factors,” of HSNi’s Annual Report on Form 10-K for the year ended December 31, 2008, for a detailed discussion of the risk factors affecting HSNi. There have been no material changes from the risk factors described in this annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 19, 2009, the 2009 annual meeting of shareholders was held. Shareholders present in person or by proxy, representing 52,797,031 shares of common stock, voted on the following matters:

1.	The shareholders elected the following ten directors of HSNi to hold office until the next succeeding annual meeting of shareholders or until their successors have been duly elected and qualified:.

Nominee	For	Withheld
Gregory R. Blatt	35,344,031	17,453,000
Michael C. Boyd	35,188,918	17,608,113
Patrick Bousquet-Chavanne	33,744,089	19,052,942
William Costello	35,077,880	17,719,151
James M. Follo	35,366,669	17,430,362
Mindy Grossman	35,065,050	17,731,981
Stephanie Kugelman	35,365,781	17,431,250
Arthur C. Martinez	34,766,053	18,030,978
Thomas J. McInerney	32,700,805	20,096,226
John B. Morse	35,367,325	17,429,706

Shares represented by proxies were voted in accordance with the specifications marked thereon and if no specification was made, were voted “for” all nominees in accordance with the recommendation of the Board of Directors. As a result, broker non-votes did not occur in connection with this proposal. Shares represented by proxies that were marked as abstentions for a particular nominee did not count as a vote for or against the nominee. Votes marked “withhold” had no effect on the outcome of the vote because only a plurality of votes actually cast is required to elect a director.

2.	The shareholders ratified the appointment Ernst & Young LLP as HSNi’s independent registered certified public accounting firm for the fiscal year ending December 31, 2009. The vote was 52,263,636 in favor, 517,471 against and 15,924 shareholders abstained. Shares represented by proxies were voted in accordance with the specifications marked thereon and if no specification was made, were voted “for” the ratification of the independent registered certified public accounting firm in accordance with the recommendation of the Board of Directors. As a result, broker non-votes did not occur in connection with this proposal.

3.	The shareholders approved HSNi’s Second Amended and Restated 2008 Stock and Annual Incentive Plan (the “Plan”). The Plan increases the number of shares available for issuance under the Plan from 5 million to 8 million. The vote was 38,725,996 in favor, 10,209,751 against and 9,280 shareholders abstained. Shares represented by proxies were voted in accordance with the specifications marked thereon and if no specification was made, were noted as abstentions. Shares represented by proxies that were marked as abstentions and broker “non-votes” did not count as a vote cast and had no effect on the outcome of the vote.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description	Location
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2009

HSN, INC.

By:	/s/ JUDY A. SCHMELING
Judy A. Schmeling
Executive Vice President and Chief Financial Officer