Form 10-Q
period 2009-09-30
HSN, Inc.
filed 2009-11-12
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of October 31, 2009, the registrant had 56,430,039 shares of common stock outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008
Net sales	$641,244	$672,348	$1,910,947	$2,045,060
Cost of sales	404,176	436,522	1,230,784	1,325,185

Gross profit	237,068	235,826	680,163	719,875

Operating expenses:
Selling and marketing	120,997	134,106	367,909	415,102
General and administrative	55,501	58,528	160,220	168,688
Production and programming	14,922	15,980	42,383	44,791
Amortization of non-cash marketing	—	3,761	—	8,022
Amortization of intangible assets	140	1,755	421	5,709
Depreciation	9,430	9,380	28,510	27,801
Asset impairments	—	—	—	300,000

Total operating expenses	200,990	223,510	599,443	970,113

Operating income (loss)	36,078	12,316	80,720	(250,238)

Other income (expense):
Interest income	124	365	212	404
Interest expense	(8,768)	(6,461)	(26,517)	(6,461)

Total other (expense) income, net	(8,644)	(6,096)	(26,305)	(6,057)

Income (loss) from continuing operations before income taxes	27,434	6,220	54,415	(256,295)
Income tax (provision) benefit	(10,849)	(1,202)	(21,210)	21,342

Income (loss) from continuing operations	16,585	5,018	33,205	(234,953)
Loss from discontinued operations, net of tax	(13)	(2,837)	(69)	(3,366)

Net income (loss)	$16,572	$2,181	$33,136	$(238,319)

Income (loss) from continuing operations per share:
Basic	$0.29	$0.09	$0.59	$(4.18)
Diluted	$0.29	$0.09	$0.58	$(4.18)
Net income (loss) per share:
Basic	$0.29	$0.04	$0.59	$(4.24)
Diluted	$0.29	$0.04	$0.58	$(4.24)
Shares used in computing earnings per share:
Basic	56,391	56,207	56,362	56,206
Diluted	57,502	56,665	57,151	56,206

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$238,740	$177,463
Accounts receivable, net of allowance of $8,991 and $10,026, respectively	122,789	165,114
Inventories	294,682	304,172
Deferred income taxes	21,698	21,777
Prepaid expenses and other current assets	46,368	42,080

Total current assets	724,277	710,606
Property and equipment, net	151,164	157,832
Intangible assets, net	261,326	261,747
Other non-current assets	18,435	22,272

TOTAL ASSETS	$1,155,202	$1,152,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, trade	$199,894	$198,464
Current maturities of long-term debt	20,625	15,000
Accrued expenses and other current liabilities	186,679	190,788

Total current liabilities	407,198	404,252
Long-term debt, net of current maturities	356,799	393,528
Deferred income taxes	78,143	83,276
Other long-term liabilities	12,167	13,116

Total liabilities	854,307	894,172

Commitments and contingencies (Note 13)

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock, $0.01 par value; 300,000,000 authorized shares; 56,416,542 and 56,222,631 issued shares at September 30, 2009 and December 31, 2008, respectively	564	562
Additional paid-in capital	2,415,991	2,406,503
Retained deficit	(2,115,398)	(2,148,534)
Accumulated other comprehensive loss	(262)	(246)

Total shareholders’ equity	300,895	258,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,155,202	$1,152,457

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Invested Capital	Receivables From IAC and Subsidiaries	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	—	$—	—	$—	$4,522,873	$(1,581,157)	$—	$—	$1,170	$2,942,886
Comprehensive loss:										—
Net loss prior to spin-off	—	—	—	—	(242,354)	—	—	—	—	(242,354)
Net loss after spin-off	—	—	—	—	—	—	—	(2,148,534)	—	(2,148,534)
Foreign currency translation	—	—	—	—	—	—	—	—	(1,416)	(1,416)

Comprehensive loss:										(2,392,304)
Net change in transfers to and receivables from IAC	—	—	—	—	—	22,531	—	—	—	22,531
Distribution to IAC	—	—	—	—	(333,799)	—	—	—	—	(333,799)
Non-cash compensation expense for equity awards	—	—	—	—	—	16,314	3,972	—	—	20,286
Stock-based awards accounted for as a liability	—	—	—	—	—	(2,136)	718	—	—	(1,418)
Capitalization as a result of the spin-off, net of extinguishment of IAC receivables	—	—	—	—	(3,946,720)	1,544,448	2,402,272	—	—	—
Issuance of common stock at spin-off	—	—	56,206	562	—	—	(562)	—	—	—
Board of Directors deferred compensation	—	—	—	—	—	—	29	—	—	29
Issuance of common stock upon exercise of stock options	—	—	16	—	—	—	74	—	—	74

Balance as of December 31, 2008	—	—	56,222	562	—	—	2,406,503	(2,148,534)	(246)	258,285
Comprehensive income:
Net income	—	—	—	—	—	—	—	33,136	—	33,136
Foreign currency translation	—	—	—	—	—	—	—	—	(16)	(16)

Comprehensive income:										33,120
Non-cash compensation expense for equity awards	—	—	—	—	—	—	8,084	—	—	8,084
Adjustment to capitalization as a result of the spin-off	—	—	—	—	—	—	404	—	—	404
Board of Directors deferred compensation	—	—	—	—	—	—	95	—	—	95
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	194	2	—	—	905	—	—	907

Balance as of September 30, 2009	—	$—	56,416	$564	$—	$—	$2,415,991	$(2,115,398)	$(262)	$300,895

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities attributable to continuing operations:
Net income (loss)	$33,136	$(238,319)
Less: Loss from discontinued operations, net of tax	(69)	(3,366)

Income (loss) from continuing operations	33,205	(234,953)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	28,510	27,801
Amortization of intangible assets	421	5,709
Asset impairments	—	300,000
Non-cash compensation expense	8,084	18,025
Amortization of cable and satellite distribution fees	2,520	3,068
Amortization of non-cash marketing	—	8,022
Amortization of debt issuance costs	1,915	482
Loss on disposition of fixed assets	398	271
Deferred income taxes	(4,665)	(29,882)
Excess tax benefits from stock-based awards	—	(135)
Bad debt expense	11,757	14,048
Changes in current assets and liabilities:
Accounts receivable	29,079	43,529
Inventories	9,490	(45,887)
Prepaid expenses and other current assets	(4,740)	(6,932)
Accounts payable, accrued expenses and other current liabilities	1,037	(79,147)

Net cash provided by operating activities attributable to continuing operations	117,011	24,019

Cash flows from investing activities attributable to continuing operations:
Transfers from IAC	—	17,021
Capital expenditures	(25,512)	(26,732)

Net cash used in investing activities attributable to continuing operations	(25,512)	(9,711)

Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt, net of debt issuance costs	—	373,894
Repayment under revolving credit facility	(20,000)	—
Repayment of long-term debt	(11,250)	(140)
Excess tax benefits from stock-based awards	—	135
Distribution to IAC in connection with the spin-off	—	(333,799)

Net cash (used in) provided by financing activities attributable to continuing operations	(31,250)	40,090

Total cash provided by continuing operations	60,249	54,398
Net cash provided by (used in) operating activities attributable to discontinued operations	1,028	(6,286)
Effect of exchange rate changes on cash and cash equivalents	—	2,033

Net increase in cash and cash equivalents	61,277	50,145
Cash and cash equivalents at beginning of period	177,463	6,220

Cash and cash equivalents at end of period	$238,740	$56,365

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

Basis of Presentation

On November 5, 2007, IAC/InterActiveCorp (“IAC”) announced that its Board of Directors approved a plan to separate IAC into five publicly traded companies, identifying HSN and Cornerstone, collectively, as one of those five companies. In these consolidated financial statements, the separation transaction is referred to as the “spin-off.” In anticipation of the spin-off, HSNi was incorporated as a Delaware corporation in May 2008. Effective August 20, 2008, HSNi completed the spin-off and HSNi’s shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.” Prior to the spin-off, HSNi was a wholly-owned subsidiary of IAC and did not have any material assets or liabilities, nor did HSNi engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities. Since completion of the spin-off, HSNi now consists of HSN and Cornerstone, the principal businesses that formerly comprised most of IAC’s Retailing segment. HSN primarily consists of the HSN television network and HSN.com; and Cornerstone includes the Cornerstone portfolio of leading print catalogs, related websites and a limited number of retail stores. The businesses operated by HSNi following the spin-off are referred to herein as the “HSNi Businesses.” HSNi also includes the entities classified as discontinued operations in Note 6.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008. The consolidated balance sheet as of December 31, 2008 and the consolidated statement of shareholders’ equity for the year ended December 31, 2008 were derived from the audited consolidated financial statements at that date but may not include all disclosures required by GAAP. Subsequent events have been evaluated through the date of the filing of this Form 10-Q on November 12, 2009.

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

Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived and intangible assets; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of stock-based compensation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the Codification and the Hierarchy of GAAP which identifies the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative GAAP to be applied by non-governmental entities. The Codification is effective for financial statements issued for interim and annual periods after September 15, 2009. In response, HSNi has modified the accounting literature references contained in its SEC filings subsequent to that date without material impact on its financial statements.

In December 2007, the FASB issued updated guidance with respect to the accounting for business combinations. This updated guidance supersedes previous guidance pertaining to the accounting for business combinations and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This guidance also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination. HSNi adopted this guidance and will apply it prospectively to business combinations occurring subsequent to December 31, 2008.

In April 2008, the FASB issued guidance amending the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. This guidance requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. HSNi adopted this guidance on January 1, 2009 and will apply it prospectively to intangible assets acquired after the effective date.

In April 2009, the FASB issued guidance amending the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for HSNi for any acquisitions subsequent to December 31, 2008.

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	September 30, 2009	December 31, 2008
Capitalized software	$191,110	$185,107
Computer and broadcast equipment	97,358	87,757
Buildings and leasehold improvements	81,615	77,857
Furniture and other equipment	66,925	60,910
Projects in progress	8,510	16,370
Land	12,311	11,740

	457,829	439,741
Less: accumulated depreciation and amortization	(306,665)	(281,909)

Total property and equipment, net	$151,164	$157,832

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

HSNi’s primary metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangibles, (3) depreciation and gains and losses on asset dispositions, (4) goodwill, long-lived asset and intangible asset impairments, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail industry. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s consolidated statements of operations of certain expenses, including non-cash compensation, amortization of non-cash marketing, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and one-time items.

The following tables reconcile Adjusted EBITDA to operating income (loss) for HSNi’s operating segments (in thousands):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Operating income (loss)	$37,144	$(1,066)	$36,078	$17,298	$(4,982)	$12,316
Non-cash compensation expense	2,463	594	3,057	7,438	2,850	10,288
Amortization of non-cash marketing	—	—	—	3,761	—	3,761
Amortization of intangible assets	140	—	140	142	1,613	1,755
Depreciation	7,253	2,177	9,430	6,890	2,490	9,380
Loss on disposition of fixed assets	61	32	93	151	4	155

Adjusted EBITDA	$47,061	$1,737	$48,798	$35,680	$1,975	$37,655

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Operating income (loss)	$92,045	$(11,325)	$80,720	$64,205	$(314,443)	$(250,238)
Non-cash compensation expense	6,462	1,622	8,084	12,664	5,361	18,025
Amortization of non-cash marketing	—	—	—	8,022	—	8,022
Amortization of intangible assets	421	—	421	426	5,283	5,709
Asset impairments	—	—	—	—	300,000	300,000
Depreciation	21,387	7,123	28,510	20,210	7,591	27,801
Loss on disposition of fixed assets	360	38	398	266	5	271

Adjusted EBITDA	$120,675	$(2,542)	$118,133	$105,793	$3,797	$109,590

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales:
HSN	$466,973	$471,040	$1,396,128	$1,410,925
Cornerstone	174,271	201,308	514,819	634,135

Total	$641,244	$672,348	$1,910,947	$2,045,060

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

During the fourth quarter of 2008, HSNi conducted its annual test for impairment of its goodwill and indefinite-lived intangible assets. As a result of the analyses, additional goodwill impairment charges recorded in the fourth quarter of 2008 at the HSN and Cornerstone segments were $2.4 billion and $271.1 million, respectively. Additionally, intangible asset impairment charges in the fourth quarter of 2008 at the HSN and Cornerstone segments were $50.0 million and $174.0 million, respectively. As a result of these impairment charges, HSNi no longer has goodwill recorded.

NOTE 6—DISCONTINUED OPERATIONS

On June 19, 2007, HSNi sold Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 (“HSE”). Accordingly, loss from discontinued operations includes the income and losses for HSE and HSNi’s other international subsidiaries for all periods presented. The net sales and net loss for the aforementioned discontinued operation for the applicable periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$—	$—	$—	$—

Loss before income taxes	$(23)	$(118)	$(114)	$(648)
Income tax benefit (expense)	10	(2,719)	45	(2,718)

Net loss	$(13)	$(2,837)	$(69)	$(3,366)

NOTE 7—COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$16,572	$2,181	$33,136	$(238,319)

Other comprehensive loss	(18)	(1,034)	(16)	(1,427)

Comprehensive income (loss)	$16,554	$1,147	$33,120	$(239,746)

Accumulated other comprehensive income (loss) at September 30, 2009 and December 31, 2008 is solely related to foreign currency translation and is recorded net of tax.

NOTE 8—STOCK-BASED AWARDS

The Second Amended and Restated 2008 Stock and Annual Incentive Plan (the “Plan”) authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. As of September 30, 2009, there were approximately 4.0 million shares of common stock available for grants under the Plan. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”) and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan are required to be priced at, or above, the fair market value of HSNi’s stock on the date of grant.

During the nine months ended September 30, 2009, HSNi granted approximately 1.2 million RSUs and 519,000 stock-settled SARs. The weighted average fair value of these RSUs was $5.00 and they primarily vest over two to three years. The stock-settled SARs have a weighted average exercise price of $6.11, have a fair value of $2.95 and primarily vest ratably over three years. The following are the weighted average assumptions used in the Black-Scholes option pricing model used to value SARs for the nine months ended September 30, 2009: volatility factor of 47.28%, risk-free interest rate of 2.31%, expected term of 5.5 years and a dividend yield of zero.

Non-cash compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$—	$809	$—	$1,412
Selling and marketing	513	886	1,374	1,545
General and administrative	2,354	8,585	6,213	15,054
Production and programming	190	8	497	14

Non-cash stock-based compensation expense before income taxes	3,057	10,288	8,084	18,025
Income tax benefit	(1,216)	(4,132)	(3,146)	(7,046)

Non-cash stock-based compensation expense after income taxes	$1,841	$6,156	$4,938	$10,979

As of September 30, 2009, there was approximately $23.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.3 years.

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

HSNi calculates its interim income tax provision in accordance with current guidance pertaining to the accounting for income taxes in interim periods. At the end of each interim period, HSNi makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date income or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.

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

For the three and nine months ended September 30, 2009, HSNi recorded a tax provision from continuing operations of $10.9 million and $21.2 million, respectively, which represents an effective tax rate of 39.5% and 39.0%, respectively. The effective tax rate exceeds the federal statutory rate of 35.0% due principally to state taxes. For the three and nine months ended September 30, 2008, HSNi recorded a tax provision for continuing operations of $1.2 million and a tax benefit of $21.3 million, respectively, which represent effective tax rates of 19.3% and 8.0%, respectively. The effective tax rates for 2008 are less than the federal statutory rate of 35.0% due principally to the settlement of certain income tax related liabilities and the nondeductible portion of goodwill and intangible asset impairment charges.

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

As a result of the spin-off, HSNi entered into a Tax Sharing Agreement with IAC in which, among other things, each of the four publicly-traded companies resulting from the spin-off (the “Spinco” or “Spincos”) has indemnified IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. Additionally, under the Tax Sharing Agreement, with respect to the consolidated federal income tax return of IAC and its subsidiaries for any taxable year that includes HSNi, IAC shall determine in its sole discretion whether to elect ratable allocation under applicable U.S. Treasury Regulations. HSNi shall, and shall cause each member of its group, to take all actions necessary to give effect to such election. As disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2009, HSNi was in discussions with IAC regarding the appropriate allocation of 2008 taxable income between the pre- and post-spin-off periods. During the third quarter of 2009 this tax allocation matter with IAC was resolved and resulted in no additional payments, and as such, had no impact on additional paid-in capital or the Company’s earnings. In the event an adjustment with respect to a pre-spin-off period for which IAC is responsible results in a tax benefit to HSNi in a post-spin-off period, HSNi will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible.

The Internal Revenue Service (“IRS”) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which includes the operations of HSNi. The statute of limitations for these years has been extended to December 31, 2009. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, Florida, New York and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by late 2009. In early 2009, the IRS commenced an audit of IAC’s consolidated tax returns for the years ended December 31, 2004 through 2006. The statute of limitations for these years has been extended and this examination is expected to be completed in 2011. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal tax returns prepared and filed by IAC prior to the spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

The provisions set forth in the Tax Sharing Agreement could subject HSNi to future tax contingencies.

NOTE 10—EARNINGS PER SHARE

HSNi computes earnings per share in accordance with the current guidance set forth by the FASB. HSNi computes basic earnings per share using the weighted average number of common shares outstanding for the period. HSNi computes diluted earnings per share using the treasury stock method or as if converted method, as applicable, which includes the weighted average number of common shares outstanding for the period plus the potential dilution that could occur if various equity awards to issue common stock were exercised or restricted equity awards were vested resulting in the issuance of common stock that could share in HSNi’s earnings.

For the three and nine months ended September 30, 2008, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period. For the three and nine months ended September 30, 2008, diluted earnings per share was calculated using (i) the number of shares of common stock outstanding immediately following the spin-off, and (ii) if dilutive, the incremental common stock that HSNi would issue upon exercise of stock options and the vesting of restricted stock units outstanding as of the spin-off using the treasury stock method.

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss):
Continuing operations	$16,585	$5,018	$33,205	$(234,953)
Discontinued operations	(13)	(2,837)	(69)	(3,366)

Net income (loss)	$16,572	$2,181	$33,136	$(238,319)

Weighted average number of shares outstanding:
Basic	56,391	56,207	56,362	56,206
Dilutive effect of non-cash compensation awards	1,111	458	789	—

Diluted	57,502	56,665	57,151	56,206

Net income (loss) per share—basic:
Continuing operations	$0.29	$0.09	$0.59	$(4.18)
Discontinued operations	(0.00)	(0.05)	(0.00)	(0.06)

Net income (loss)	$0.29	$0.04	$0.59	$(4.24)

Net income (loss) per share—diluted:
Continuing operations	$0.29	$0.09	$0.58	$(4.18)
Discontinued operations	(0.00)	(0.05)	(0.00)	(0.06)

Net income (loss)	$0.29	$0.04	$0.58	$(4.24)

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	4,861	5,161	5,386	5,236

NOTE 11—LONG-TERM DEBT

	September 30, 2009	December 31, 2008
Secured credit agreement expiring July 25, 2013:
Term loan	$138,750	$150,000
Revolving credit facility	—	20,000
11.25% Senior Notes due August 1, 2016; interest payable each February 1st and August 1st commencing February 1, 2009	240,000	240,000
Unamortized original issue discount on Senior Notes	(1,326)	(1,472)

Total long-term debt	377,424	408,528
Less: current maturities	(20,625)	(15,000)

Long-term debt, net of current maturities	$356,799	$393,528

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five-year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement bears interest based on HSNi’s financial leverage and, as of September 30, 2009, the term loan interest rate was equal to LIBOR plus 2.75% (3.00%). The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of September 30, 2009, with a leverage ratio of 2.21x and an interest coverage ratio of 5.12x. The amount available to HSNi under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of September 30, 2009, there were $26.6 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of September 30, 2009, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $94.7 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement, and HSNi will amortize these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement.

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

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, HSNi adopted the fair value provisions as set forth by the FASB related to financial assets and liabilities that are being measured and reported on a fair value basis and expands disclosures about fair value measurements. Effective January 1, 2009, HSNi adopted the fair value provisions related to nonfinancial assets and liabilities. The adoption of the provisions had no effect on HSNi’s existing fair-value measurement practices but requires disclosure of a fair-value hierarchy of inputs used to value an asset or a liability. The three levels of the fair-value hierarchy include:

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

The $240.0 million of Senior Notes and the $138.8 million term loan are carried at cost. The estimated fair values of the Senior Notes and term loan were approximately $258.0 million and $133.5 million, respectively, at September 30, 2009. The fair value of the Senior Notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was based upon discounted future cash flows (level 3 criteria).

In the three and nine months ended September 30, 2009, no impairment charges were recorded in accordance with the current guidance for the carrying values of indefinite-lived intangible assets or long-lived assets held and used.

NOTE 13—COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, HSNi is a party to various lawsuits. HSNi establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of HSNi; these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 9 for discussion related to income tax contingencies.

NOTE 14—RELATED PARTY TRANSACTIONS

HSNi’s expenses prior to the spin-off include allocations from IAC of costs associated with IAC’s accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated based on the ratio of HSNi’s revenue as a percentage of IAC’s total revenue. Allocated costs were $0 and $3.3 million for the three and nine months ended September 30, 2008 and are included in “General and administrative expense” in the accompanying unaudited consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had HSNi operated as an unaffiliated entity. In the opinion of management, the allocation method is reasonable.

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

Actual results could differ materially from those contained in the forward-looking statements included in this quarterly report for a variety of reasons, including, among others: the depth and duration of the current recession, which may persist throughout and beyond 2009, and the impact of these conditions on consumer confidence and spending levels; whether national economic stimulus initiatives and measures to stabilize the economy will be successful in achieving their objectives within the expected timeframes; other changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or e-commerce growth; changes in the interest rate environment and developments in the overall credit markets, and particularly the impact of the current constrained credit environment, if it persists; HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; technological or regulatory changes; changes in senior management; our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services; and changes in product delivery costs. Certain of these and other risks and uncertainties are discussed in HSNi’s filings with the SEC, including the “Risk Factors” section in our Annual Report on Form 10-K filed with the SEC on March 31, 2009. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of HSNi management as of the date of this report. Such statements speak only to the date such statements are made and HSNi does not undertake to update these forward-looking statements.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$466,973	(1)%	$471,040	$1,396,128	(1)%	$1,410,925
Cornerstone	174,271	(13)%	201,308	514,819	(19)%	634,135

Total net sales	$641,244	(5)%	$672,348	$1,910,947	(7)%	$2,045,060

HSNi net sales for the three months ended September 30, 2009 decreased 5%, or $31.1 million, as compared to the prior year due to a 1% decline at HSN and a 13% decline at Cornerstone. The number of units shipped in the third quarter of 2009 increased 1.3% to 12.4 million as compared to 12.3 million in the prior year and the average price point decreased 5.6% to $58.05 as compared to $61.48 in the prior year. Internet sales as a percentage of total net sales for the quarter represented 37.2% of HSNi net sales compared to 35.2% in the prior year.

HSNi net sales for the nine months ended September 30, 2009 decreased 7%, or $134.1 million, as compared to the same period in 2008 due to a 1% decline at HSN and a 19% decline at Cornerstone. The number of units shipped in the first nine months of 2009 decreased 2.5% from 37.3 million to 36.3 million and the average price point decreased 4.8% from $61.59 to $58.61. Internet sales as a percentage of total net sales continued to grow in the first nine months of 2009 representing 36.6% of HSNi net sales as compared to 35.4% in the prior year.

HSN

HSN’s net sales decreased less than 1% to $467.0 million, following a comparable sales growth of 4% in the prior year. Shipped units increased by 5.5% while the average price point decreased by 5.7% as a result of our continued focus on key items and price/value. Return rates improved by 80 basis points due to improved product quality, apparel fit initiatives, and lower price points. HSN.com net sales grew 7% over the prior year following the 17% growth in the prior year. Sales from e-commerce represented 29.8% of HSN’s total net sales, up from 27.6% in the prior year.

HSN’s net sales for the nine months ended September 30, 2009 decreased 1% to $1.4 billion. Sales increases in the home division were offset by sales declines in the other product divisions. Shipped units increased by 3.4% but the average price point decreased 5.2% to $56.50 compared to the same period in the prior year. Returns decreased to 18.8% from 19.9%. As discussed previously, these results were due to product mix shifts, and sales of key items at lower price points as well as select promotional pricing. HSN.com net sales grew 4% over the prior year with sales from e-commerce representing 29.4% of HSN’s total net sales, up from 28.0% in the prior year.

Divisional product mix at HSN is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Jewelry	16.6%	16.3%	16.3%	16.4%
Fashion (apparel & accessories)	13.1%	14.5%	11.7%	13.2%
Health & beauty	18.5%	18.9%	19.2%	19.3%
Home & other	51.8%	50.3%	52.8%	51.1%

Total	100.0%	100.0%	100.0%	100.0%

Cornerstone

Net sales for Cornerstone for the third quarter of 2009 decreased 13% to $174.3 million as compared to $201.3 million in the prior year due to strategic reductions in catalog circulation and the continued softness in consumer demand for luxury home furnishings, outdoor products and apparel. As a result, the number of units shipped decreased 10.5% to 2.9 million and the average price point decreased 3.9% to $64.03. The return rate decreased to 14.2% from 15.4%. The decrease in the return rate is attributable to product mix shifts and a new parts replacement program, both of which had a favorable impact on returns.

For the nine months ended September 30, 2009, net sales for Cornerstone decreased 19% to $514.8 million as compared to $634.1 million in the prior year. These results were due to the continued softness in consumer demand for luxury home furnishings, outdoor products and apparel as well as a strategic reduction in catalog circulation.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
Gross profit:
HSN	$168,622	8%	$155,506	$473,364	3%	$459,651
HSN gross profit margin	36.1%	310 bp	33.0%	33.9%	133 bp	32.6%
Cornerstone	$68,446	(15)%	$80,320	$206,799	(21)%	$260,224
Cornerstone gross profit margin	39.3%	(62 bp)	39.9%	40.2%	(87 bp)	41.0%
HSNi	$237,068	1%	$235,826	$680,163	(6)%	$719,875
HSNi gross profit margin	37.0%	190 bp	35.1%	35.6%	39 bp	35.2%

bp = basis points

HSN

Gross profit increased 8% to $168.6 million and the gross profit margin improved 310 basis points to 36.1% in the third quarter of 2009 compared to 33.0% in the prior year. The significant improvement in gross profit was due to a reduction in inventory reserves, improved product margin and net shipping and handling costs. The improvement in net shipping and handling was due to lower fuel costs and warehouse productivity improvements. Gross profit margins also benefited from a reduction in inventory reserves related to HSN’s reduced inventory levels. Continued efforts on aligning inventory purchases with sales demand and reducing aged inventory resulted in a decrease in inventory by $39.6 million, or 15%, compared to the same period last year.

For the nine months ended September 30, 2009, HSN’s gross profit margin increased to 33.9% from 32.6% in the same period in the prior year. This increase is largely attributed to the decrease in the return rate from 19.9% to 18.8% and lower shipping and handling costs offset by the increased promotional activity to reduce inventory levels, particularly in jewelry and fashion in the first quarter of 2009.

Cornerstone

Gross profit margin declined 62 basis points to 39.3% in the third quarter of 2009 compared to 39.9% in the prior year, primarily from promotional activity which offset lower shipping costs and improved return rates. Continued focus on cash flow resulted in a 25% decrease in inventories compared to the third quarter of 2008.

For the nine months ended September 30, 2009, Cornerstone’s gross profit margin decreased to 40.2% from 41.0% in the prior year. This decrease is primarily due to the selective promotional and clearance pricing intended to generate additional sales demand and reduce inventory levels partially offset by the improvement in the return rate to 15.1% from 16.0% in the prior year.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$69,758	0%	$69,635	$201,798	0%	$202,393
As a percentage of HSN net sales	15%	16 bp	15%	14%	11 bp	14%
Cornerstone	$51,239	(21)%	$64,471	$166,111	(22)%	$212,709
As a percentage of Cornerstone net sales	9%	(262 bp)	32%	32%	(128 bp)	34%
HSNi	$120,997	(10)%	$134,106	$367,909	(11)%	$415,102
As a percentage of HSNi net sales	19%	(108 bp)	20%	19%	(105 bp)	20%

HSNi’s selling and marketing expense in the third quarter of 2009 decreased $13.1 million to $121.0 million and now represents 19% of net sales as compared to 20% in the prior year. This decrease is primarily due to the 23.4%, or $9.9 million, reduction in Cornerstone’s catalog costs due to the 24.5% strategic reduction in catalog circulation. The decrease is also attributed to a reduction in compensation costs in 2009 primarily due to headcount reductions.

HSNi’s selling and marketing expense for the first nine months of 2009 decreased $47.2 million to $367.9 million as compared to $415.1 million in the prior year period. This decrease is primarily due to the $37.8 million decrease in Cornerstone’s catalog costs due to the 25.4% reduction in catalog circulation. The decrease is also attributed to a reduction in compensation costs in 2009 primarily due to headcount reductions.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$39,405	(6)%	$41,804	$115,330	(4)%	$119,611
As a percentage of HSN net sales	8%	(44 bp)	9%	8%	(22 bp)	8%
Cornerstone	$16,096	(4)%	$16,724	$44,890	(9)%	$49,077
As a percentage of Cornerstone net sales	9%	93 bp	8%	9%	98 bp	8%
HSNi	$55,501	(5)%	$58,528	$160,220	(5)%	$168,688
As a percentage of HSNi net sales	9%	(5 bp)	9%	8%	14 bp	8%

HSNi’s general and administrative expense in the third quarter of 2009 decreased 5% to $55.5 million compared to $58.5 million in the prior year. This decrease is primarily due to a $6.2 million reduction in stock-based compensation expense and lower bad debt expense offset by an increase in bonus expense as compared to the prior year. Stock-based compensation expense in the prior year included the impact from the modification of existing stock-based compensation awards in connection with the spin-off. Bad debt expense declined as a result of lower average outstanding Flexpay balances during the quarter. Flexpay, which is offered exclusively through HSN, allows customers to pay for merchandise in interest free monthly payments over a two to six month period.

HSNi’s general and administrative expense in the first nine months of 2009 decreased 5%, or $8.5 million, to $160.2 million compared to $168.7 million in the prior year period. This decrease is primarily due to the $8.8 million decrease in stock-based compensation expense and lower bad debt expense partially offset by an increase in bonus expense compared to the prior year.

Production and Programming Expense

Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN. Expenses associated with on-air distribution of HSN, including expenses relating to pay television operators, are included in selling and marketing expense.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
Production and programming expense	$14,922	(7)%	$15,980	$42,383	(5)%	$44,791
As a percentage of HSN net sales	3%	(20 bp)	3%	3%	(14 bp)	3%

Production and programming expense for the third quarter of 2009 decreased 7% to $14.9 million compared to $16.0 million in the prior year. For the first nine months of 2009, production and programming expense decreased $2.4 million to $42.4 million as compared to the same period in the prior year. The decreases in both the three and nine month ended periods in 2009 as compared to 2008 are primarily due to the decrease in labor costs due to lower headcount.

Depreciation

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$7,253	5%	$6,890	$21,387	6%	$20,210
Cornerstone	2,177	(13)%	2,490	7,123	(6)%	7,591

HSNi	$9,430	1%	$9,380	$28,510	3%	$27,801

As a percentage of HSNi net sales	1%	8 bp	1%	1%	13 bp	1%

HSNi’s depreciation for the three and nine month periods ended September 30, 2009 increased 1% and 3%, respectively, as compared to the same prior year periods, primarily due to the incremental depreciation associated with capital expenditures made during 2008 and 2009, partially offset by certain fixed assets becoming fully depreciated during the period.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$47,061	32%	$35,680	$120,675	14%	$105,793
As a percentage of HSN net sales	10%	250 bp	8%	9%	115 bp	7%
Cornerstone	$1,737	(12)%	$1,975	$(2,542)	(167)%	$3,797
As a percentage of Cornerstone net sales	1%	2 bp	1%	0%	(109 bp)	1%
HSNi	$48,798	30%	$37,655	$118,133	8%	$109,590
As a percentage of HSNi net sales	8%	201 bp	6%	6%	82 bp	5%

HSNi’s Adjusted EBITDA in the third quarter of 2009 increased $11.1 million from 2008 and represents 8% of net sales as compared to 6% in the prior year. The increase in Adjusted EBITDA is primarily due to a reduction in operating costs, particularly the reduced costs associated with a 24.5% planned reduction in catalog circulation.

HSNi’s Adjusted EBITDA in the first nine months of 2009 increased 8%, or $8.5 million, as compared to the prior year. This increase from 2008 was primarily due to the reduction in catalog costs associated with the 25.4% planned reduction in circulation and other operating cost savings, offset by the decrease in gross profit.

Operating Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
HSN	$37,144	115%	$17,298	$92,045	43%	$64,205
As a percentage of HSN net sales	8%	428 bp	4%	7%	204 bp	5%
Cornerstone	$(1,066)	79%	$(4,982)	$(11,325)	96%	$(314,443)
As a percentage of Cornerstone net sales	(1)%	186 bp	(2)%	(2)%	NM	(50)%
HSNi	$36,078	193%	$12,316	$80,720	132%	$(250,238)
As a percentage of HSNi net sales	6%	379 bp	2%	4%	NM	(12)%

NM = not meaningful

HSNi’s operating income for the third quarter of 2009 increased $23.8 million to $36.1 million as compared to $12.3 million in the prior year. The operating margin in 2009 improved to 6% compared to 2% in 2008. The increase is primarily due to the $9.9 million reduction in catalog costs, the $7.2 million decrease in stock-based compensation expense and the $5.4 million decrease in the amortization of non-cash marketing and intangible assets.

HSNi’s operating income for the nine months ended September 30, 2009 was $80.7 million representing a 4% operating margin. For the same period in the prior year, HSNi had an operating loss of ($250.2) million which included $300.0 million in goodwill and intangible asset impairment charges incurred by the Cornerstone segment. As compared to the current year, the prior year included an additional $37.8 million in catalog costs, $13.3 million in amortization of non-cash marketing and intangible assets and $9.9 million of stock-based compensation expense, offset by the decrease in gross profit.

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

Other (Expense) Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	% Change	2008	2009	% Change	2008
	(Dollars in thousands)
Interest income	$124	(66)%	$365	$212	(48)%	$404
Interest expense	(8,768)	(36)%	(6,461)	(26,517)	NM	(6,461)

Other (expense) income, net	$(8,644)	(42)%	$(6,096)	$(26,305)	NM	$(6,057)

As a percentage of HSNi net sales	(1)%	44 bp	(1)%	(1)%	167 bp	0%

NM = not meaningful

Interest expense for all periods presented primarily relates to the $150 million five-year term loan and the $240 million of 11.25% senior notes which were issued in the third quarter of 2008 in connection with the spin-off from IAC. Additionally, interest expense for the nine months ended September 30, 2009 includes the cost of the $20 million draw on the credit facility. HSNi repaid the outstanding balance on the revolving credit facility during the first quarter of 2009. The increase in interest expense for the three and nine month periods in 2009 compared to 2008 is attributable to the longer period in which the debt was outstanding, offset slightly by the lower interest rate on the term loan in 2009.

Income Tax Provision

For the three and nine months ended September 30, 2009, HSNi recorded a tax provision from continuing operations of $10.9 million and $21.2 million, respectively, which represents effective tax rates of 39.5% and 39.0%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to state taxes. For the three and nine months ended September 30, 2008, HSNi recorded a tax provision from continuing operations of $1.2 million and a tax benefit for continuing operations of $21.3 million, respectively, which represents effective tax rates of 19.3% and 8.0%, respectively. The effective tax rates for 2008 are less than the federal statutory rate of 35.0% due principally to the settlement of certain income tax related liabilities and the nondeductible portion of goodwill and intangible asset impairment charges.

Liquidity and Capital Resources

As of September 30, 2009, HSNi had $238.7 million of cash and cash equivalents.

Net cash provided by operating activities attributable to continuing operations was $117.0 million in 2009 and $24.0 million in 2008, an improvement of $93.0 million. This increase was primarily due to our concerted effort to reduce inventory levels and manage the related accounts payable balances. Gross inventory balances have decreased 5% from December 31, 2008 and 18% from September 30, 2008. Net cash provided by operating activities has also been impacted by our continuing efforts to manage our Flexpay program, and the timing of payments relating to accrued cable distribution obligations.

Net cash used in investing activities attributable to continuing operations in 2009 of $25.5 million resulted from capital expenditures. The capital expenditures were primarily at HSN and were for investments in equipment relating to high-definition television programming, campus renovations and other information technology and broadcast related investments. Net cash used in investing activities attributable to continuing operations in 2008 of $9.7 million resulted primarily from capital expenditures of $26.7 million, partially offset by cash transfers of $17.0 million from IAC. The cash transfers from IAC related to IAC’s centrally managed U.S. treasury function.

Net cash used in financing activities attributable to continuing operations in 2009 of $31.3 million resulted from repayments of $11.3 million of long-term debt and $20.0 million for the revolving credit facility. In connection with the spin-off, HSNi raised $390 million of long-term debt through a combination of $240 million of Senior Notes and a $300 million secured credit agreement, consisting of a $150 million term loan and a $150 million revolving credit facility. As of September 30, 2009, $138.8 million was outstanding under the term loan and no amounts were outstanding under the revolving credit facility, except for letters of credit.

The credit agreement contains financial covenants consisting of a leverage ratio and an interest coverage ratio, among other covenants. HSNi was in compliance with all such covenants as of September 30, 2009. The amount available to HSNi under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of September 30, 2009, there were $26.6 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of September 30, 2009, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $94.7 million. Total debt at September 30, 2009 was approximately $377.4 million resulting in a ratio of total debt to EBITDA, as defined in our credit agreement, of approximately 2.21x as of September 30, 2009, as compared to a maximum allowable leverage ratio of 2.75x.

Net cash provided by (used in) discontinued operations in 2009 and 2008 of $1.0 and ($6.3) million, respectively, relates primarily to the operations of HSN International and HSE. HSNi does not expect future cash flows associated with existing discontinued operations to be material.

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

Date: November 12, 2009

HSN, INC.

By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling Executive Vice President and Chief Financial Officer