Form 10-K
period 2009-12-31
HSN, Inc.
filed 2010-03-04
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registration was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates as of June 30, 2009 (the registrant’s most recently completed second fiscal quarter), was $594,104,269 (based on a closing price of $10.57 per share for the registrant’s common stock on the NASDAQ Global Select Market).

As of March 1, 2010, the registrant had 56,912,318 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. These forward-looking statements include, among other things, statements relating to the following: HSNi’s future financial performance, HSNi’s business prospects and strategy, anticipated trends and prospects in the various markets in which HSNi’s businesses operate and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” and the following: the depth and duration of the current recession, and the continued impact of these conditions on consumer confidence and spending levels; whether national economic stimulus initiatives and measures to stabilize the financial system will be successful in achieving their objectives within the expected timeframes; other changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or internet growth; changes in the interest rate environment and developments in the overall credit markets; HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; technological or regulatory changes; changes in senior management; our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services; and changes in product delivery costs. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time.

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

Business Overview

HSNi is an interactive multi-channel retailer offering retail experiences on TV, online, in catalogs and in retail and outlet stores through its two operating segments, HSN and Cornerstone. HSN is a retailer and interactive lifestyle network offering a broad assortment of products through television home shopping programming on the HSN television network and through its business-to-consumer internet commerce site HSN.com. HSN strives to transform the shopping experience by incorporating experts, entertainment, inspiration, solutions, tips and ideas in connection with the sale of products. Cornerstone comprises home and lifestyle brands, including Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements. Cornerstone distributes over 200 million catalogs annually, operates seven separate internet sites and operates 23 retail and outlet stores.

HSNi was incorporated in Delaware in May 2008. Our principal offices are located at 1 HSN Drive, St. Petersburg, Florida 33729 and our main telephone number is 727-872-1000.

History

HSNi’s predecessor company began broadcasting television home shopping programming from its studios in St. Petersburg, Florida in 1981 and, by 1985, was broadcasting this programming through a national network of cable and local television stations 24 hours a day, seven days a week. The company continued to broaden its national distribution network through a combination of cable, satellite and broadcast systems and, as of December 31, 2009, the HSN television network reached approximately 94.4 million homes in the United States.

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

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. HSNi was formed to hold HSN and Cornerstone, the businesses that previously comprised most of IAC’s Retailing segment and are referred to herein as the “HSNi Businesses.” The spin-off from IAC occurred after the close of The NASDAQ Stock Market on August 20, 2008 and occurred concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc., and Tree.com, Inc. In this Annual Report, we refer to the separation transaction as the “spin-off” and each of these companies as “Spincos.” Effective August 21, 2008, HSNi’s shares began trading on The NASDAQ Global Select Market under the symbol “HSNI.”

What We Do

HSNi markets and sells a wide range of third party and private label merchandise directly to consumers through HSN, which includes the HSN television network and its related website, HSN.com, as well as through Cornerstone’s portfolio of catalogs and related websites.

HSNi is committed to providing an evolving variety and mix of quality products at reasonable prices and brands that resonate with its customers. Products offered through HSN include electronics and housewares, jewelry, beauty, apparel, health, home fashions, accessories, vitamins/supplements and other products. Featured products include HSN-branded (or private label) products and third party-branded products, some of which are produced exclusively for HSN, as well as merchandise generally available through other retailers. Cornerstone primarily offers home and outdoor furnishings and casual and leisure apparel with the majority produced exclusively for Cornerstone.

HSN

Overview

HSN includes the HSN television network and its related website, HSN.com. The HSN television network broadcasts live, customer interactive television home shopping programming 24 hours a day, seven days a week. This programming is intended to promote sales and customer loyalty through a combination of product quality, value and selection, coupled with product information and entertainment. Programming is divided into separately televised segments, each of which has a host who presents and conveys information regarding featured products, sometimes with the assistance of a representative from the product vendor or someone that we retain to aid in the sale of the goods. HSN.com is a business-to-consumer internet commerce site that sells all of the merchandise offered on the HSN television network, together with complementary products and select merchandise sold exclusively on HSN.com. The HSN strategy continues to focus on defining a clear and differentiated brand and creating an identity for itself as a lifestyle, editorial, programmed commerce network that provides great products with innovative and engaging presentation.

Reach

HSN produces live programming for the HSN television network from its studios in St. Petersburg, Florida, and distributes this programming by means of satellite uplink facilities, which it owns and operates, to two transponders (one for the high definition feed and the other for the standard definition feed) on the same satellite. The satellite transponders are leased on a full-time basis; one satellite transponder is leased through June 2011 and the other is leased through May 2019. Each satellite transponder lease provides for continued carriage of the HSN television network on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite currently carrying the HSN television network. HSN has also designed business continuity and disaster recovery plans to ensure its continued satellite transmission capability on a temporary basis in the event of inclement weather or a natural or other disaster.

As of December 31, 2009 and 2008, the HSN television network reached approximately 94.4 million and 91.9 million, respectively, of the approximately 114.9 million and 114.5 million homes, respectively, in the United States with a television set. Television households reached by the HSN television network as of December 31, 2009 and 2008 primarily include approximately 64.6 million and 63.3 million households capable of receiving cable and/or broadcast transmissions and approximately 29.8 million and 28.6 million direct broadcast satellite system, or DBS, households, respectively.

Pay Television Distribution

HSN has entered into multi-year distribution and affiliation agreements with cable television and DBS operators, collectively referred to in this document as pay television operators, in the United States to carry the HSN television network, as well as to promote the network by carrying related commercials and distributing related marketing materials to their respective subscriber bases. HSN currently has contracts with many local and national pay television operators to distribute HSN television programming. Some of HSN’s larger pay television operators include Comcast, DirecTV, Echostar/DISH and Time Warner. HSN television network sales from customers residing in households that subscribed to these larger pay television operators accounted for approximately 30% of HSNi’s annual revenue in 2009.

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

HSN typically negotiates multi-year agreements that require HSN to pay monthly or annual fees. The weighted average overall length of the terms of the multi-year distribution and affiliation agreements in effect as of December 31, 2009 is 4.6 years. All such agreements with major pay television operators are scheduled to expire between 2010 and 2011. Distribution and affiliation agreements with major and other pay television operators expire from time to time and renewal and negotiation processes with major pay television operators are typically lengthy. At any given time in the ordinary course of business HSN is likely to be engaged in renewal and/or negotiation processes with one or more pay television operators. In some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television network continues to be carried by the relevant pay television operator without an effective affiliation agreement in place. This is currently the situation with a major cable pay television operator with which an agreement expired in 2005. The ongoing extension of this agreement is on economic terms that are substantially similar to the agreement that expired in 2005. HSN expects that, as in the past, any long-term extension of the agreement will be on terms that, when taken as a whole, are commercially reasonable to HSN and competitive with the economics of other major cable pay television operators.

Broadcast Television Distribution

As of December 31, 2009, HSN also had affiliation agreements with 47 low power broadcast television stations for leased carriage of the HSN television network with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates. HSNi’s subsidiary, Ventana Television, Inc. (“Ventana”) owns 27 of the 47 low power broadcast television stations that carry the HSN network on a full-time basis.

HSN.com

HSN also includes HSN.com, a transactional internet site that sells merchandise offered on the HSN television network, as well as select merchandise sold exclusively on HSN.com. HSN.com provides customers with additional content to support and enhance HSN television programming. For example, HSN.com provides users with an online program guide, value-added video of product demonstrations, live streaming video of the HSN television network, customer-generated product reviews and additional information about HSN show hosts and guest personalities.

Cornerstone

Cornerstone consists of a number of branded catalogs and related websites, the primary of which are Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements, and 23 retail and outlet stores.

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

The various brands within Cornerstone generally incorporate on-site photography and real-life settings, coupled with related editorial content describing the merchandise and depicting situations in which it may be used. Branded catalogs are designed and produced in-house, which enables each individual brand to control the production process and reduces the amount of lead time required to produce a given catalog.

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2009 of more than 200 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.

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

Supply

HSN and Cornerstone purchase products by way of short- and long-term contracts and purchase orders, including products made to their respective specifications, as well as name brand merchandise and lines from third party partners, typically under certain exclusive rights. The terms of these contracts and purchase orders vary depending upon the underlying products, the retail channel in which the products will ultimately be sold and the method of sale. In some cases, these contracts provide for the payment of additional amounts to partners in the form of commissions, the amount of which is based upon the achievement of agreed upon sales targets, among other milestones. In addition, in the case of some purchases, HSNi Businesses may have certain return, extended payment and/or termination rights. The mix and source of products generally depends upon a variety of factors, including price and availability, and HSNi manages inventory levels through periodic, ongoing analyses of anticipated and current sales. No single vendor accounted for more than 10% of HSNi’s consolidated net sales in 2009, 2008 or 2007.

Marketing and Merchandising

HSN continuously works to bring customers a broad assortment of new and existing products in a compelling, informative and entertaining format. For example, HSN frequently collaborates with experts in a variety of fields to present special events on the HSN television network featuring HSN products and relevant expert content. In most cases, these events are staged at HSN’s television studios, and to a lesser extent, staged at venues associated with featured products. Online versions of certain special events are also featured on HSN.com for a limited time period following their broadcast on the HSN television network. Also featured on HSN.com are over 12,000 video demonstrations of products available for sale.

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

The Cornerstone brands differentiate themselves by offering customers an assortment of innovative proprietary and branded apparel and home products. In many cases, Cornerstone, seeks to secure exclusive distribution rights for certain products. Cornerstone also employs in-house designers or partners with leading manufacturers to develop exclusive new technology, such as wrinkle free fabrics. The various Cornerstone brands use their respective websites to promote special sales events and e-mail marketing to promote special offers, including cross-promotions for other Cornerstone brands. In addition, Cornerstone partners with third parties to offer promotional events such as sweepstakes and/or other advertising agreements. HSNi believes that these affiliations enhance the awareness of the Cornerstone brands among consumers as well as strengthen its various brands overall.

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

In addition to traditional payment options, such as credit and debit cards, payment options include private label credit cards and, in the case of HSN, Flexpay; pursuant to which customers may pay for select merchandise in two to six interest-free, monthly credit or debit card payments. HSN also offers its customers the convenience of ordering products under the Autoship program, pursuant to which customers may arrange to have products automatically shipped and billed at scheduled intervals. Standard and express shipping options are available and customers may generally return most merchandise for a full refund or exchange in accordance with applicable return policies (which vary by brand and business), subject to restocking fees for custom merchandise in the case of products sold through Cornerstone. Returns generally must be received within specified time periods after purchase, ranging from a minimum of thirty days to a maximum of one year, depending upon the applicable policy.

HSNi seeks to fulfill customer orders and process returns quickly and accurately from a network of fulfillment centers located, for HSN, in Tennessee, California and Virginia, and for Cornerstone, in Ohio. HSNi contracts with several third party carriers and other fulfillment partners to ensure the reliable and timely delivery of products to its customers and processing of returns.

Customers can also generally track the status of their orders through HSN.com and the various websites operated by Cornerstone or through HSNi’s common carriers, confirm information regarding shipping and, in some cases, confirm the availability of inventory and establish and manage personal accounts. Customers may communicate directly with customer service via e-mail or by telephone or with call center representatives available seven days a week.

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

•

The Environmental Protection Agency, or EPA, which requires products that make certain types of claims, such as “anti-bacterial,” be registered with the EPA prior to making such claims, which products are also sold through HSN; and

•

Each of the Federal Trade Commission’s Telemarketing Sales Rule and the Federal Communication Commission’s Telephone Consumer Protection Act and similar state rules, which outline procedures that must be followed when telemarketing to customers.

Since October 1996, HSN has been subject to a consent order issued by the Federal Trade Commission, or FTC, which terminates on the later of April 15, 2019, or 20 years from the most recent date that the United States or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this consent order, we are prohibited from making claims for specified categories of products, including claims that a given product can cure, treat or prevent any disease or have an effect on the structure or function of the human body, unless we have competent and reliable scientific evidence to substantiate such claims. Violation of this consent order may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities. The FTC periodically investigates our business and operation on an ongoing basis for purposes of determining its compliance with the consent order.

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

Online sales must comply with a variety of existing and new federal and state laws dealing with privacy, intellectual property, taxation, the provision of online payment services and electronic contracts. While U.S. Supreme Court decisions currently restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the internet, a number of states have adopted or are considering initiatives that would impose sales and use tax collection obligations arising from internet-based transactions. The imposition by the federal or state and local governments of various taxes and related obligations upon internet commerce could create administrative burdens for our businesses, could put our businesses at a competitive disadvantage to the extent that similar obligations are not imposed upon our competitors and could decrease future sales.

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

Some of our businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions. We consider applying for patents or for other appropriate statutory protection when we develop valuable new or identify improved proprietary technologies or inventions, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The issuance or assessment of the validity of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own. Likewise, the issuance of a patent to us does not mean that our processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties.

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

Employees

As of March 1, 2010, HSNi employed 4,907 full-time employees and 900 part-time employees. No HSNi employees are represented by unions or other similar organizations and HSNi considers its relations with its employees to be good.

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

The risks and uncertainties described below are not the only risks that may have a material adverse effect on HSNi. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the actual results of HSNi to differ materially from those expressed in any forward-looking statements made by or on behalf of HSNi.

Risks Related to Our Business

We depend on relationships with pay television operators and adverse changes in these relationships could result in an interruption, material decrease or even the cessation of carriage of the HSN television network.

We are dependent upon the pay television operators with whom we enter into distribution and affiliation agreements to carry the HSN television network. We currently have contracts with many local and national pay television operators to distribute HSN television programming. Some of HSN’s larger pay television operators include Comcast, DirecTV, Echostar/DISH and Time Warner. The cessation of carriage of the HSN television network by a major pay television operator or a significant number of smaller pay television operators for a prolonged period of time could adversely affect our business, financial condition and results of operations. While we believe that we will be able to continue to successfully manage the distribution process in the future, certain changes in distribution levels, as well as increases in commission rates and/or other fees payable for carriage, could occur notwithstanding these efforts.

We typically seek to enter into long-term distribution and affiliation agreements with these major pay television operators; however, in some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television network continues to be carried by the relevant pay television operator without an effective agreement in place. We currently provide service to approximately 19% of our total subscribers pursuant to month-to-month contracts or contracts that have expired. In addition, another 77% of our subscribers are represented by contracts that expire within one year. Renewal and negotiation processes with pay television operators are typically lengthy. No assurance can be given that we will be successful in negotiating renewals with all these operators, or the financial and other terms of renewal will be on acceptable terms. The failure to successfully renew, or negotiate new distribution and affiliation agreements covering a material portion of these existing cable and satellite households on acceptable terms could adversely affect our growth, sales revenue and earnings.

Macroeconomic conditions have negatively impacted our business and may continue to have additional negative impacts in the future.

Retailers generally are particularly sensitive to adverse economic and business conditions, in particular to the extent they result in a loss of consumer confidence, rising unemployment and decreases in consumer spending, particularly discretionary spending. Beginning in 2008 and through 2009, we experienced weakness across business segments in connection with the deteriorating macroeconomic conditions. We are not able to predict the timing of any recovery. The current recessionary environment may continue through 2010. If macroeconomic conditions do not improve or continue to worsen, our business could be adversely affected. When macroeconomic conditions do improve, there can be no assurance that we will be able to regain the levels of revenue that we achieved prior to the recession.

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

Limitations imposed as a part of the debt, such as the availability of credit and the existence of restrictive covenants may, among other things, make it difficult for HSNi to satisfy its financial obligations; and/or limit HSNi’s ability to respond to business opportunities. The credit agreement relating to HSNi’s credit facility and indenture with respect to the senior notes do include restrictive covenants, financial and non-financial.

We depend on relationships with vendors, manufacturers and other third parties; and any adverse changes in these relationships could result in a failure to meet customer expectations which could result in lost sales.

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

The failure to secure suitable channel placement for the HSN television network programming would adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue.

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

In addition, the internet industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements, as well as changing customer demands. If our businesses are not able to adapt quickly enough and/or in a cost-effective manner to these changes it could result in lost sales.

Failure to effectively manage our Flexpay program could result in unplanned losses.

HSN offers Flexpay, pursuant to which customers may pay for certain merchandise in two to six interest-free, monthly credit or debit card payments. We maintain allowances for estimated losses resulting from the inability of customers to make required payments. While actual losses due to the inability of customers to make required payments have historically been within estimates, we may not continue to experience these losses at the same rate as we have historically or our actual losses in any given period may exceed related estimates. As Flexpay usage grows, we may experience these losses at greater rates, which will require us to maintain greater allowances for doubtful accounts of estimated losses than we have historically.

Increased delivery costs could adversely impact our profits, particularly if we are unable to pass these increased costs on to customers or offset them by increasing prices without a detrimental effect on customer demand.

Our businesses are impacted by increases in shipping rates charged by various shipping vendors relating to the procurement of merchandise from vendors and manufacturers, the shipment of merchandise to customers and the mailing of catalogs, which over the past few years have experienced volatility in comparison to historical levels. We currently expect that shipping and postal rates will continue to increase. In the case of deliveries to customers, we have negotiated favorable shipping rates, which increase at agreed upon levels over time, with one independent, third party shipping company pursuant to a long-term contract. If this relationship were to terminate or if the shipping company was unable to fulfill its obligations under the contract for any reason, we would have to work with other shipping companies to deliver merchandise to customers, which would most likely be at less favorable rates. Any increase in shipping rates and related fuel and other surcharges passed on to us by this or any other shipping company may adversely impact profits, given that we may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

The continued or permanent inability to broadcast the HSN television network would result in lost sales and could result in lost customers.

Our success is dependent upon the continued ability of HSN to transmit the HSN television network to broadcast and pay television operators from its satellite uplink facilities, which transmission is subject to Federal Communication Commission, or FCC, compliance. HSN has entered into a long-term satellite transponder lease to provide for continued carriage of the HSN television network on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite currently carrying the HSN television network. Although we believe that every reasonable measure is being taken to ensure continued satellite transmission capability, termination or interruption of satellite transmissions may occur.

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

We could be subject to additional sales tax liability, including liability for past sales.

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

In addition, certain states and local jurisdictions have attempted to collect sales and use tax from businesses without an obvious physical presence in that state but with customers located in that state. The successful assertion by one or more states that we should collect sales, use or other taxes on sales in states for which we do not currently collect taxes could raise substantial tax liabilities, decrease our ability to compete and otherwise harm our business.

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

Risks Related to Our Spin-Off from IAC

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

HSNi owns its corporate headquarters in St. Petersburg, Florida, which consist of approximately 600,000 square feet of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for HSN. HSN leases the HSN fulfillment centers in Piney Flats, Tennessee, Fontana, California and Roanoke, Virginia, as well as three retail stores and other properties in various locations in the United States for administrative offices and data centers pursuant to leases that expire in 2010 through 2015. Cornerstone owns an office and storage facility in Franconia, New Hampshire. Otherwise, Cornerstone leases its properties, consisting of administrative offices, retail outlets and fulfillment centers in West Chester, Ohio, as well as 23 retail stores and outlets in various locations throughout the United States, all pursuant to leases with expiration dates ranging from 2010 to 2020.

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

From time to time, we are involved in various legal matters arising out of our operations. These matters may relate to claims involving property, personal injury, contract, intellectual property, sales tax and other claims. At March 4, 2010, we are not a party to any legal proceedings that are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Effective August 12, 2008, our shares of common stock began trading on The NASDAQ Global Select Market under the symbol HSNI. Prior to August 12, 2008, our common stock was not publicly traded. The table below sets forth the high and low per share sales prices of HSNi’s common stock on The NASDAQ Global Select Market beginning August 12, 2008 and through December 31, 2009.

	Sales Price
Fiscal 2009	High	Low
Fourth Quarter	$20.90	$13.99
Third Quarter	$16.60	$8.25
Second Quarter	$12.09	$4.83
First Quarter	$7.55	$3.33

Fiscal 2008
Fourth Quarter	$12.49	$1.40
Third Quarter (beginning August 12, 2008)	$16.54	$9.55

Holders

As of March 1, 2010, there were 2,049 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are not able to estimate the total number of beneficial stockholders represented by these record holders.

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

Performance Graph

The graph depicted below compares the performance of our common stock with the cumulative total return on the S&P 500 Retailing Index and the Russell 2000 Index from August 12, 2008, the first day of trading of the Company’s common stock after the spin-off through December 31, 2009, the last day of our fiscal year.

	8/12/2008	9/30/2009	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
HSN, Inc.	100.00	101.01	66.70	47.16	96.97	149.36	185.23
S&P 500 Retailing Index	100.00	103.36	80.07	84.66	93.38	109.73	119.94
Russell 2000 Index	100.00	95.36	70.45	59.92	72.31	86.25	89.60

Issuer Purchases of Equity Security

No purchases of our equity securities were made by or on behalf of us in fiscal 2009.

ITEM 6.	SELECTED FINANCIAL DATA

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

For information about the shares used in computing earnings per share, see Note 10 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2009	2008	2007	2006	2005 (1)
					(unaudited)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,749,609	$2,823,593	$2,908,242	$2,877,954	$2,670,951
Asset impairments (2)	—	3,186,650	—	—	—
Operating income (loss)	155,654	(3,102,311)	169,791	213,196	195,152
Income (loss) from continuing operations	72,578	(2,387,478)	105,233	133,532	127,077
Net income (loss) (3)	72,488	(2,390,888)	164,804	122,817	223,221

Income (loss) from continuing operations per share:
Basic	$1.29	$(42.48)	$1.87	$2.38	$2.26
Diluted	$1.27	$(42.48)	$1.86	$2.36	$2.24
Net income (loss) per share:
Basic	$1.29	$(42.54)	$2.93	$2.19	$3.97
Diluted	$1.26	$(42.54)	$2.91	$2.17	$3.94
Shares used in computing earnings per share:
Basic	56,383	56,208	56,206	56,206	56,206
Diluted	57,330	56,208	56,649	56,649	56,649
Dividends per common share	—	—	—	—	—

Balance Sheet Data (end of period):
Working capital	$332,964	$306,354	$147,185	$340,592	$320,991
Total assets	1,218,650	1,152,457	4,220,631	4,458,167	4,527,376
Total debt, including current maturities	338,722	408,528	—	—	—
Other long-term liabilities, including deferred income taxes	90,372	96,392	828,902	846,280	845,840

(1)	Includes the results of Cornerstone Brands, Inc. since its acquisition on April 1, 2005.
(2)	See Note 3 of Notes to Consolidated Financial Statements for discussion of the goodwill and intangible assets impairment charges.
(3)	See Note 7 of Notes to Consolidated Financial Statements for discussion of the sale of HSE which is included in discontinued operations and net income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Spin-Off

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. The spin-off from IAC occurred after the close of The NASDAQ Stock Market on August 20, 2008 and occurred concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc., and Tree.com, Inc. In this Annual Report, we refer to the separation transaction as the “spin-off” and each of these companies as “Spincos.” Effective August 21, 2008, HSNi’s shares began trading on The NASDAQ Global Select Market under the symbol “HSNI.”

HSNi was formed to hold HSN and Cornerstone, the businesses that previously comprised most of IAC’s retailing segment. Prior to the spin-off, HSNi was a wholly owned subsidiary of IAC and did not have any material assets or liabilities, nor did HSNi engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities. HSN primarily consists of the HSN television network and HSN.com, and Cornerstone includes the Cornerstone Brands portfolio of leading print catalogs, related websites and a limited number of retail and outlet stores. The businesses operated by HSNi following the spin-off are referred to herein as the “HSNi Businesses.” HSNi also includes the entity classified as discontinued operations in the Management Overview under the heading “Discontinued Operations.”

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

Management Overview

HSNi markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Garnet Hill, Ballard Designs, Improvements, Smith+Noble, The Territory Ahead and TravelSmith; (iii) websites, which consist primarily of HSN.com and the seven branded websites operated by Cornerstone; (iv) retail stores; and (v) mobile handheld devices. HSNi’s television home shopping business and related internet commerce is referred to herein as “HSN” and all catalog operations, including related internet commerce and retail stores, are collectively referred to herein as “Cornerstone.”

Sources of Revenue

HSN revenue includes merchandise sales originating from the live television broadcast of its programming 24 hours per day, seven days a week, the HSN.com website and through mobile handheld devices. HSN also sells merchandise through its “Autoship” program under which customers receive scheduled merchandise shipments according to a pre-determined calendar.

Cornerstone sells private label and third party merchandise through its assortment of catalogs, internet sites and retail stores. Cornerstone brands consist of Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements.

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

HSNi management believes that merchandise diversification, combined with an interactive multi-channel distribution strategy, appeals to a broader segment of potential customers and is an important part of its overall business strategy. HSNi is continually developing new merchandise offerings from existing, potential and future suppliers, to supplement its existing product lines.

Shut-Down of America’s Store

In April 2007, largely as a result of increasing cable and satellite distribution costs, HSN ceased operating America’s Store, a home shopping network that reached an average of 14.3 million households during 2006. America’s Store sales were $15.9 million in 2007.

Discontinued Operations

On June 19, 2007, HSNi sold Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 (“HSE”). Accordingly, HSE and HSNi’s other international subsidiaries are presented as a discontinued operation in the statement of operations. HSNi sold HSE for approximately $216.5 million, which resulted in a pre-tax gain of $45.7 million and an after-tax gain of $30.6 million. The pre-tax gain included $22.8 million of foreign currency translation gains that were recognized into earnings at the time of the sale.

Economic and Other Trends

During 2009, HSNi’s business was impacted by the recession. Cornerstone’s business was particularly challenged, reporting a year-over-year net sales decline of 14%; although top line sales improved during the fourth quarter with a sales decline of 2%. HSN’s net sales grew 3% during the year, supported by fourth quarter sales growth of 12%.

Throughout the recession, HSNi has taken steps to reduce the impact of the U.S. economic environment on its results in the form of cost cutting initiatives, working capital improvements and organizational changes. The benefits of several of these initiatives have been realized during 2009 and are evident in the form of lower operating costs and improved gross margins and cash flow.

Going forward, we believe that the recessionary environment will continue to impact HSNi. We believe that consumers will continue to approach discretionary spending cautiously; in particular, we believe that the unemployment rate in the U.S. will need to improve before consumers’ discretionary spending increases in any significant fashion. Throughout the duration of the recession, we believe that HSNi’s opportunities for sales growth will be realized through market share gains rather than an expansion of consumers’ spending habits.

Therefore, we continue to rely upon our business strategies of product assortment, innovation and brand development to grow market share. Concurrently, we will continue to manage our expenses and working capital judiciously.

Results of Operations

Net Sales

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
HSN	$2,007,897	3%	$1,956,871	3%	$1,892,582
Cornerstone	741,712	(14)%	866,722	(15)%	1,015,660

Total net sales	$2,749,609	(3)%	$2,823,593	(3)%	$2,908,242

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

HSNi net sales in 2009 decreased 3% or $74.0 million as compared to the same period in 2008 due to a 14% decline at Cornerstone, partially offset by growth of 3% at HSN. Internet sales continued to grow in 2009 representing 37.4% of HSNi net sales as compared to 35.9% in the prior year. The number of units shipped in 2009 decreased less than 1% to 50.7 million from 50.9 million, and the average price point decreased to $60.49 from $61.99 in the prior year.

HSNi net sales in 2008 decreased 3% or $84.6 million as compared to the same period in 2007 due to a 15% decline at Cornerstone, partially offset by growth of 3% at HSN. Internet sales grew in 2008 representing 35.9% of HSNi net sales as compared to 33.3% in the prior year. The number of units shipped in 2008 decreased 5% to 50.9 million from 53.3 million; however, this was offset by the 2% increase in the average price point to $61.99 as compared to the prior year.

HSN

HSN net sales increased 3% to $2.0 billion in 2009 as compared to the prior year. HSN.com net sales grew 9% and represented 30% of HSN’s net sales. The growth in net sales is attributable to the 5% increase in units shipped to 38.8 million from 36.9 million, offset by the 2% decrease in average price point to $58.63 from $60.13. The decrease in the average price point is primarily a result of changes in merchandise offerings, sales of key items at lower price points and product mix. HSN manages its product mix to provide a balance between satisfying existing customer demand, generating interest from potential viewers and customers, providing new merchandise or values to its viewership and maximizing airtime and internet efficiency.

HSN net sales increased 3% to $2.0 billion in 2008 as compared to the prior year, highlighted by HSN.com net sales which increased 16% and represented 28% of HSN’s net sales. HSN’s 12-month active customer file increased 3% from the prior year. The increase in net sales was attributable to the increase in the average price point to $60.13 from $57.29, offset by the 2% decrease in units shipped to 36.9 million from 37.6 million. The increase in the average price point was primarily a result of a shift in product mix to the home & other division, particularly electronics, housewares, health and fitness. These merchandise categories generally carry a higher average price point than fashion and beauty merchandise offerings.

Divisional product mix at HSN is provided in the table below:

	Year Ended December 31,
	2009	2008	2007
Jewelry	15.2%	16.2%	17.9%
Fashion (apparel & accessories)	11.5%	12.7%	13.4%
Health & beauty	18.5%	19.0%	19.2%
Home & other	54.8%	52.1%	49.5%

Total	100.0%	100.0%	100.0%

Cornerstone

Cornerstone’s net sales for 2009 decreased 14% or $125.0 million from the prior year. The decrease was primarily the result of continued softness in consumer demand, particularly in the first half of the year, for luxury home furnishings, outdoor products and apparel. The decrease is also attributable to the 24% strategic reduction in catalog circulation. The average price point and the number of units shipped decreased less than 1% and 15%, respectively.

Net sales for 2008 decreased 15% or $148.9 million from the prior year. The decrease was primarily the result of slowing demand for Cornerstone’s merchandise caused by the significant deterioration of the U.S. economy, particularly its effect on the housing and apparel markets. As a result, average price points and the number of units shipped decreased 3% and 11%, respectively.

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

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Gross profit:
HSN	$678,717	7%	$633,186	(1)%	$640,915
HSN gross profit margin	33.8%	145 bp	32.4%	(151 bp)	33.9%
Cornerstone	$302,597	(14)%	$352,244	(21)%	$447,279
Cornerstone gross profit margin	40.8%	16 bp	40.6%	(340 bp)	44.0%
HSNi	$981,314	(0)%	$985,430	(9)%	$1,088,194
HSNi gross profit margin	35.7%	79 bp	34.9%	(252 bp)	37.4%

bp = basis points

HSN

HSN gross profit margin was 33.8% in 2009, a 145 bp increase from the prior year. The improvement in the gross profit margin was primarily attributable to improved product margins due to less promotional activity, lower procurement costs and warehouse productivity improvements. Gross profit margin also benefited from a reduction in inventory reserves due to lower aged inventory levels. Continued efforts on aligning inventory purchases with sales demand and reducing aged inventory resulted in an 11% decrease in inventory, or $24.9 million.

HSN gross profit margin was 32.4% in 2008, a 151 bp decrease from 2007. The decline in the gross profit margin was primarily the result of the product mix shift (principally from a product mix shift from jewelry and fashion to electronics, housewares, health and fitness), increased promotional activity in fashion and, to a lesser extent, jewelry and increased shipping and handling costs. The increase in shipping and handling costs was due to the product mix shift, fuel and other surcharges and annual rate increases. In a conscious effort to grow and maintain customer share in an increasingly competitive marketplace, HSN did not pass along all of these cost increases to its customers. In August 2008, HSN selectively implemented price increases in shipping and handling charges to help offset a portion of the cost increases.

Cornerstone

Gross profit margin for Cornerstone was 40.8% in 2009 as compared to 40.6% in the previous year. The increase in the gross profit margin was principally due to lower shipping and fulfillment costs and improved return rates, offset slightly by promotional pricing in the first half of the year. Continued focus on cash flow resulted in a 22% or $25.1 million reduction in inventories compared to the prior year.

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

Selling and Marketing Expense

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
HSN	$275,296	2%	$270,016	(1)%	$272,896
As a percentage of HSN net sales	14%	(9 bp)	14%	(62 bp)	14%
Cornerstone	$232,273	(22)%	$297,289	(8)%	$323,015
As a percentage of Cornerstone net sales	31%	(298 bp)	34%	250 bp	32%
HSNi	$507,569	(11)%	$567,305	(5)%	$595,911
As a percentage of HSNi net sales	18%	(163 bp)	20%	(40 bp)	20%

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

HSNi’s selling and marketing expense in 2009 decreased 11% or $59.7 million from 2008. This decrease is primarily due to a $54.9 million decline in catalog costs associated with a 24% planned reduction in catalog circulation. The decrease is also attributable to a $4.9 million decline in compensation and other employee-related costs in 2009 primarily due to headcount reductions at Cornerstone. These decreases within selling and marketing expense were partially offset by an increase in on-air distribution costs. The increase in on-air distribution costs was due to a $5.0 million reduction of a liability in 2008 resulting from settlement of certain key contract conditions with a vendor.

HSNi’s selling and marketing expense in 2008 decreased 5% or $28.6 million from 2007. This decrease was primarily due to a $29.8 million reduction in catalog costs at Cornerstone and an $11.1 million decrease in on-air distribution costs at HSN, partially offset by an increase of $12.5 million in compensation and other employee-related costs. Catalog costs decreased primarily due to a 19% planned reduction in catalog circulation. The decrease in on-air distribution costs was primarily due to the $5.0 million adjustment to a previously recorded accrued liability discussed above, elimination of distribution costs associated with America’s Store and other miscellaneous items. The increase in compensation and other employee-related costs in 2008 was primarily due to headcount additions and a $0.9 million increase in stock-based compensation expense due to the modification of existing stock-based compensation awards in connection with the spin-off.

General and Administrative Expense

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
HSN	$159,869	1%	$158,218	12%	$141,379
As a percentage of HSN net sales	8%	(12 bp)	8%	62 bp	7%
Cornerstone	$62,595	0%	$62,426	(12)%	$70,576
As a percentage of Cornerstone net sales	8%	124 bp	7%	25 bp	7%
HSNi	$222,464	1%	$220,644	4%	$211,955
As a percentage of HSNi net sales	8%	28 bp	8%	53 bp	7%

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

HSNi’s general and administrative expense in 2009 increased less than 1% or $1.8 million compared to the prior year. The increase was driven by an increase in compensation and other employee-related costs primarily due to performance driven incentives, offset by an $8.2 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense is primarily due to the charge recognized in 2008 related to the modification of existing stock-based compensation awards in connection with the spin-off.

HSNi’s general and administrative expense in 2008 increased 4% or $8.7 million compared to the prior year. This increase was primarily due to a $6.6 million increase in stock-based compensation expense associated with the modification of existing stock-based compensation awards in connection with the spin-off, an increase in personnel related expenses at HSN and a $5.2 million increase in bad debt expense, partially offset by other cost reductions. HSN increased its bad debt provision in anticipation of write-offs associated with its Flexpay extended payment program. Flexpay, which is offered exclusively through HSN, allows customers to pay for merchandise in interest free monthly payments over a two to six month period.

Production and Programming Expense

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Production and programming expense	$57,090	(5)%	$60,217	2%	$59,051
As a percentage of HSN net sales	3%	(23 bp)	3%	(4 bp)	3%

Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN. Expenses associated with on-air distribution of HSN, including expenses relating to pay television operators, are included in selling and marketing expense.

Production and programming expense for 2009 decreased 5% to $57.1 million compared to $60.2 million in the prior year. The $3.1 million decline in production and programming costs is primarily due to a decrease in labor costs due to lower headcount.

Production and programming expense for 2008 increased 2% to $60.2 million compared to $59.1 million in the prior year. The increase in production and programming costs was the result of a $5.3 million increase in labor costs due to higher rates, offset by a $4.2 million decrease in satellite costs. The decrease in satellite costs compared to 2007 was due to a termination fee assessed in 2007 for a satellite contract cancellation as a result of the shutdown of America’s Store in April 2007. In addition, monthly satellite fees assessed in 2008 were less than 2007 as a result of this termination.

Depreciation

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
HSN	$28,666	5%	$27,348	8%	$25,404
Cornerstone	9,309	(8)%	10,090	13%	8,959

HSNi	$37,975	1%	$37,438	9%	$34,363

As a percentage of HSNi net sales	1%	6 bp	1%	14 bp	1%

Depreciation for 2009 and 2008 increased $0.5 million and $3.1 million, respectively, as compared to the respective prior year, primarily due to the incremental depreciation associated with recent capital expenditures, partially offset by certain fixed assets becoming fully depreciated during the periods. The capital expenditures were primarily at HSN in 2009 and were for investments in equipment relating to high-definition television programming, campus renovations and other information technology and broadcast-related investments. The capital expenditures in 2008 were also primarily at HSN and were for campus renovations, information technology and broadcast-related expenditures.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure and is defined in Note 6 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
HSN	$196,139	22%	$160,279	(8)%	$174,397
As a percentage of HSN net sales	10%	158 bp	8%	(102 bp)	9%
Cornerstone	$9,998	NM	$(1,375)	NM	$59,316
As a percentage of Cornerstone net sales	1%	151 bp	0%	(600 bp)	6%
HSNi	$206,137	30%	$158,904	(32)%	$233,713
As a percentage of HSNi net sales	7%	187 bp	6%	(241 bp)	8%

HSNi’s Adjusted EBITDA in 2009 increased 30% or $47.2 million from 2008 primarily driven by an increase in productivity at Cornerstone from the reduced catalog circulation, resulting in a $54.9 million reduction in catalog costs. These cost reductions were offset by an $8.9 million increase in HSNi’s compensation and other employee-related costs. Adjusted EBITDA margins for HSNi increased 187 basis points to 7.5% from 5.6% in the prior year. HSN’s Adjusted EBITDA increased 22% or $35.9 million primarily due to the $45.5 million increase in gross profit, offset by a $10.5 million increase in compensation and other employee-related costs. Cornerstone’s Adjusted EBITDA increased $11.4 million primarily as a result of productivity improvements from the 24% planned reduction in catalog circulation, offset by a $49.6 million decrease in gross profit.

HSNi’s Adjusted EBITDA in 2008 decreased 32% or $74.8 million from 2007 primarily due to a decrease in gross profit margins. Gross profit margins at HSN were adversely impacted by the product mix shift to lower gross margin products, primarily electronics and housewares, promotional activity and shipping and handling costs. Adjusted EBITDA at Cornerstone decreased $60.7 million to a loss of $1.4 million, primarily as a result of a decrease in sales and gross margins in a highly promotional retail environment, partially offset by reduced costs associated with a 19% planned reduction in catalog circulation.

Operating Income (Loss)

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
HSN	$157,233	NM	$(2,332,789)	NM	$135,298
As a percentage of HSN net sales	8%	NM	(119)%	NM	7%
Cornerstone	$(1,579)	NM	$(769,522)	NM	$34,493
As a percentage of Cornerstone net sales	0%	NM	(89)%	NM	3%
HSNi	$155,654	NM	$(3,102,311)	NM	$169,791
As a percentage of HSNi net sales	6%	NM	(110)%	NM	6%

NM = not meaningful

HSNi’s operating income for 2009 was $155.7 million as compared to $3.1 billion of operating loss in 2008. The increase in operating income is primarily attributable to the $3.2 billion in asset impairment charges at HSN and Cornerstone during 2008, a decrease in catalog costs at Cornerstone related to the 24% reduction in circulation, a $14.9 million decrease in amortization of non-cash marketing and intangible assets, a $9.0 million reduction in stock-based compensation expense, offset by an $8.9 million increase in HSNi’s compensation and other employee-related costs.

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

The decrease in amortization of intangible assets is due to the impairment of customer lists recognized in the fourth quarter of 2008 and certain intangibles becoming fully amortized during 2008. The amortization of non-cash marketing referred to in this report consists of non-cash marketing and advertising secured by IAC from Universal Television as part of a transaction with Vivendi Universal Entertainment, LLLP (“VUE”). The decrease in stock-based compensation expense as compared to the previous year is primarily due to the charge recognized in 2008 related to the modification of stock-based compensation awards in connection with the spin-off.

HSNi’s operating loss for 2008 was $3.1 billion as compared to $169.8 million of operating income in 2007. The decrease in operating income is primarily attributable to the $3.2 billion in asset impairment charges at HSN and Cornerstone during 2008, the decline in gross profit for the reasons discussed previously under the heading “Adjusted EBITDA,” and the $8.1 million increase in stock-based compensation expense. Stock-based compensation expense increased $8.1 million compared to the previous year due to the modification of stock-based compensation awards in connection with the spin-off.

Other Income (Expense)

	Year Ended December 31,
	2009	% Change	2008	% Change	2007
	(Dollars in thousands)
Interest income	$343	(29)%	$480	90%	$252
Interest expense	(35,283)	115%	(16,420)	NM	—
Other income (expense)	—	NM	—	NM	(256)

Other (expense) income, net	$(34,940)	119%	$(15,940)	NM	$(4)

As a percentage of HSNi net sales	(1)%	(71 bp)	(1)%	(56 bp)	0%

Interest expense for the years ended December 31, 2009 and 2008 primarily relate to the $150 million five-year term loan and the $240 million of 11.25% senior notes which were issued in the third quarter of 2008 in connection with the spin-off from IAC. The increase in the interest expense in 2009 compared to 2008 is due to the longer period in which the debt was outstanding, offset slightly by the lower interest rate on the term loan in 2009.

Income Tax Provision

For the year ended December 31, 2009, HSNi recorded a tax provision from continuing operations of $48.1 million, which represents an effective tax rate of 39.9%. The 2009 tax rate is higher than the federal statutory rate of 35% due principally to state income taxes.

For the year ended December 31, 2008, HSNi recorded a tax benefit from continuing operations of $730.8 million, which represents an effective tax rate of 23.4%. The 2008 tax rate is lower than the federal statutory rate of 35% due principally to the non-deductible impairment charges of goodwill and intangible assets. This rate is also lower than the 35% federal statutory rate due to the reversal of an interest accrual on a tax liability and adjustments related to state income tax rates.

Included in the 2008 income tax benefit is the reversal of $753.3 million of deferred tax liabilities related to the goodwill and intangible asset impairments. These deferred tax liabilities for both HSN and Cornerstone were recorded upon the acquisition of certain business operations and interests in prior years in accordance with the prescribed accounting rules. The remaining deferred tax liability represents future taxes that could be owed upon a sale of the HSN and/or Cornerstone business operations.

In 2007, HSNi recorded an income tax provision for continuing operations of $64.6 million which represents an effective tax rate of 38%. This tax rate is higher than the federal statutory rate of 35% due principally to state and local income taxes.

Discontinued Operations

Discontinued operations in the accompanying consolidated statements of operations include Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 (“HSE”) which was sold June 19, 2007 and HSNi’s other international subsidiaries. (Losses) income from discontinued operations, net of tax, in 2009, 2008 and 2007 were losses of $0.1 million and $3.4 million and income of $29.0 million, respectively. Loss from discontinued operations, net of tax, in 2008 primarily relates to 2007 income tax returns filed in 2008. Income from discontinued operations, net of tax, in 2007 primarily includes the income of HSE. Additionally, in 2007 HSNi recognized an after-tax gain on the sale of HSE of $30.6 million.

Liquidity and Capital Resources

As of December 31, 2009, HSNi had $269.9 million of cash and cash equivalents, up from $177.5 million as of December 31, 2008.

Net cash provided by operating activities attributable to continuing operations was $202.6 million in 2009 and $137.1 million in 2008, an increase of $65.5 million. This increase was primarily due to improved operating performance and our concerted effort to increase inventory turns and days payable outstanding. As a result, gross inventory balances have decreased 14% from December 31, 2008. Net cash provided by operating activities was also impacted by an increase in accounts receivable related to HSN’s Flexpay program which supported sales growth in the fourth quarter of 2009.

Net cash used in investing activities attributable to continuing operations in 2009 of $41.4 million resulted from capital expenditures. The capital expenditures were primarily at HSN and were for investments in equipment relating to high-definition television programming, campus renovations and other information technology and broadcast-related investments. Net cash used in investing activities attributable to continuing operations in 2008 of $22.9 million resulted primarily from capital expenditures of $39.7 million, partially offset by cash transfers of $16.7 million from IAC. The cash transfers from IAC primarily relate to IAC’s centrally managed U.S. treasury function. The capital expenditures were primarily at HSN and were for campus renovations, information technology and broadcast-related expenditures.

Net cash used in financing activities attributable to continuing operations in 2009 was $69.7 million related to the $50.0 million repayment of long-term debt under the term loan which included a voluntary prepayment of $35 million in December 2009, of which approximately $30 million would have been required to be paid in March 2010 through an “excess cash flow” payment as required by the terms of the Credit Agreement. Since HSNi’s leverage ratio was below 1.75x as of December 31, 2009, an “excess cash flow” payment is not required in March 2010. In addition, HSNi made a $20.0 million repayment of the revolving credit facility in the first quarter of 2009. In connection with the spin-off, HSNi raised $390 million of long-term debt through a combination of $240 million of privately issued debt securities (the “Senior Notes”) and a $300 million secured credit agreement, consisting of a funded $150 million term loan and an undrawn $150 million revolving credit facility. As of December 31, 2009, $100 million was outstanding under the term loan and $0 was outstanding under the revolving credit facility. Debt issuance costs, including the $1.6 million original issue discount on the issuance of the Senior Notes, totaled $16.1 million resulting in net proceeds of $373.8 million. In connection with the spin-off, HSNi made a $333.8 million cash distribution to IAC in August 2008.

The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of December 31, 2009, with a leverage ratio of 1.64x and an interest coverage ratio of 6.41x. The amount available to us under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of December 31, 2009, there were $19.2 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2009, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $130.8 million.

Net cash provided by (used in) discontinued operations in 2009 and 2008 of $1.1 million and ($0.5) million, respectively, relates primarily to the operations of HSE and HSNi’s other international subsidiaries. HSNi does not expect future cash flows associated with existing discontinued operations to be material.

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

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Short- and long-term debt obligations	$340,000	$4,762	$50,794	$44,444	$240,000
Operating leases	116,641	28,150	41,025	23,402	24,064
Purchase obligations (a)	111,218	101,192	10,026	—	—

Total contractual obligations	$567,859	$134,104	$101,845	$67,846	$264,064

(a)	The purchase obligations primarily relate to contracts with pay television operators and include obligations for future cable distribution and commission guarantees.

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Letters of credit and surety bonds (b)	$22,120	$22,070	$50	$—	$—

(b)	The letters of credit (“LOCs”) primarily consist of trade LOCs which are used for inventory purchases. Trade LOCs are guarantees of payment based upon the delivery of goods. The surety bonds primarily consist of custom bonds which relate to the import of merchandise into the United States.

At December 31, 2009, we had $0.5 million recorded for uncertain tax positions under current accounting guidance. We are not able to reasonably estimate the timing of payments, or the amount by which our liability will increase or decrease over time; therefore, the liability of $0.5 million has not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements

Other than the items described above, HSNi does not have any off-balance sheet arrangements as of December 31, 2009.

Seasonality

HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter. Reported revenues in the fourth quarter were 31%, 28% and 30% of total reported annual revenues in 2009, 2008 and 2007, respectively.

Non-GAAP Measure

HSNi reports Adjusted EBITDA as a supplemental measure to generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which HSNi evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. HSNi believes that investors should have access to the same set of tools that it uses in analyzing its results.

Adjusted EBITDA is defined as operating income excluding, if applicable: (1) non-cash compensation expense and amortization of non-cash marketing, (2) amortization of intangible assets, (3) depreciation and gains and losses on asset dispositions, (4) goodwill, long-lived asset and intangible asset impairments, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail industry. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s statement of operations of certain expenses, including stock-based compensation, amortization of non-cash marketing, amortization of intangible assets, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and one-time items.

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

Non-Cash Expenses That Are Excluded From HSNi’s Non-GAAP Measure

Stock-based compensation expense consists principally of expense associated with the grants of restricted stock, restricted stock units, stock options and stock appreciation rights, including expense associated with the modification and acceleration of such awards in connection with the spin-off. These expenses are not paid in cash, and HSNi includes the related shares in its calculations of diluted shares outstanding. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options and stock appreciation rights, the awards can be settled, at HSNi’s discretion, on a net basis, with HSNi remitting the required tax withholding amount from its current funds.

Amortization of non-cash marketing consists of non-cash advertising provided to HSNi by IAC. The non-cash marketing was secured by IAC from Universal Television as part of the IAC transaction pursuant to which VUE was created, and the subsequent transaction by which IAC sold its partnership interests in VUE (collectively referred to as the “NBC Universal Advertising”). The NBC Universal Advertising is available for television advertising on various NBC Universal network and cable channels without any cash cost.

The NBC Universal Advertising is excluded from Adjusted EBITDA because it is non-cash and is incremental to the marketing and advertising that HSNi would otherwise undertake as a result of its ordinary cost/benefit marketing planning process. Accordingly, HSNi’s aggregate level of advertising, and the increased concentration of that advertising on NBC Universal network and cable channels, does not reflect what HSNi’s advertising effort would otherwise be without these credits. As a result, management believes that treating the NBC Universal Advertising as an expense does not appropriately reflect its true cost/benefit relationship, nor does it best reflect HSNi’s long-term level of advertising expenditures. Nonetheless, while the benefits directly attributable to television advertising are always difficult to determine, and especially so with respect to the NBC Universal Advertising due to its incrementality and heavy concentration, it is likely that HSNi does derive benefits from it, though management believes such benefits are generally less than those received through its regular marketing and advertising for the reasons stated above. Adjusted EBITDA therefore has the limitation of including those benefits while excluding the associated expense.

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

Reconciliation of Adjusted EBITDA

See Note 6 of Notes to Consolidated Financial Statements for the reconciliation between operating income (loss) and Adjusted EBITDA for the years ended December 31, 2009, 2008 and 2007.

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

Recoverability of Long-Lived Assets

HSNi reviews the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever triggering events or changes in circumstances indicate that the carrying value of an asset may be impaired. In accordance with accounting guidance pertaining to the accounting for the impairment or disposal of long-lived assets, impairment is considered to have occurred whenever the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows that is expected to result from the use and eventual disposition of the asset. The impairment is measured by comparing the fair value of the asset to its carrying value. Our valuation methodologies include, but are not limited to, discounting the future cash flows from the asset being tested. Significant judgments include determining if a triggering even has occurred, determining the future cash flows from the assets and applying the appropriate discount rate when measuring the fair value. The determination of cash flows is based upon assumptions that may not occur.

Impairment of Goodwill and Indefinite-Lived Intangible Assets

HSNi assesses the impairment of goodwill and identifiable indefinite-lived intangible assets at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. In performing this review, HSNi is required to make an assessment of the implied fair value of its goodwill and intangible assets. If it is determined that the implied fair value of goodwill and/or intangible assets is less than the carrying amount, an impairment charge, equal to the excess, is recorded. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including the unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The fair value of the reporting unit is determined by using a combination of a discounted cash flow analysis and an equity analysis based on the trading value of its common stock. The discounted cash flow analysis indicates the fair value of the reporting units based on the present value of the cash flows expected to be generated in the future. The equity analysis is based on the trading value of its common stock as of the valuation date or the average stock price over a range of dates prior to the valuation date, plus an estimated control premium.

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

Returns Reserves

Net sales from HSNi primarily consist of merchandise sales and are reduced by incentive discounts and sales returns. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions and, in some cases, restocking fees. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual levels of product returns may vary from these estimates. HSNi’s estimated return rates were 17.8%, 18.4% and 18.4% in 2009, 2008 and 2007, respectively.

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

Income Taxes

Estimates of deferred income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 13 of Notes to Consolidated Financial Statements, and reflect management’s assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment, as well as actual operating results of HSNi that vary significantly from anticipated results. Valuation allowances are related to items for which it is more likely than not that the tax benefit will not be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative information and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income and feasible tax planning strategies. Effective January 1, 2007, HSNi recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on its technical merits. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. HSNi considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Stock-Based Compensation

We measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. The fair value of restricted stock units is determined based on the number of shares granted and the closing price of our common stock at the grant date. The fair value of stock options and stock appreciation rights are estimated on the grant date using the Black-Scholes option pricing model. This model incorporates various assumptions, including expected volatility and expected term. Expected stock price volatilities are estimated based on the historical and implied volatilities of comparable publicly-traded companies. The expected term of awards granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. Actual results and future estimates may differ substantially from our current estimates.

New Accounting Pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2009, approximately 29.4% of our $338.7 million of outstanding long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings as a result of interest rates charged on certain underlying obligations that are variable. A hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $1.0 million and $1.7 million in annual pre-tax interest expense for the years ended December 31, 2009 and 2008, respectively.

Foreign Currency Exchange Risk

During the second quarter of 2003, one of our foreign subsidiaries entered into a foreign exchange forward contract with a notional amount of $38.6 million which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary’s functional currency. In connection with the sale of HSE, we unwound the foreign exchange forward contract during June 2007. Prior to unwinding this contract, all foreign exchange remeasurement gains and losses related to the contract and liability were recognized each period in the statements of operations and were offsetting. Subsequent to the sale of HSE, we do not have significant exposure to foreign currency risk and do not hold any foreign currency derivative instruments at December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of HSN, Inc.

We have audited the accompanying consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HSN, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 4, 2010

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Net sales	$2,749,609	$2,823,593	$2,908,242
Cost of sales	1,768,295	1,838,163	1,820,048

Gross profit	981,314	985,430	1,088,194

Operating expenses:
Selling and marketing	507,569	567,305	595,911
General and administrative	222,464	220,644	211,955
Production and programming	57,090	60,217	59,051
Amortization of non-cash marketing	—	8,022	4,442
Amortization of intangible assets	562	7,465	12,681
Depreciation	37,975	37,438	34,363
Asset impairments	—	3,186,650	—

Total operating expenses	825,660	4,087,741	918,403

Operating income (loss)	155,654	(3,102,311)	169,791

Other income (expense):
Interest income	343	480	252
Interest expense	(35,283)	(16,420)	—
Other expense	—	—	(256)

Total other expense, net	(34,940)	(15,940)	(4)

Income (loss) from continuing operations before income taxes	120,714	(3,118,251)	169,787
Income tax (provision) benefit	(48,136)	730,773	(64,554)

Income (loss) from continuing operations	72,578	(2,387,478)	105,233
Gain on sale of discontinued operations, net of tax	—	—	30,572
(Loss) income from discontinued operations, net of tax	(90)	(3,410)	28,999

Net income (loss)	$72,488	$(2,390,888)	$164,804

Income (loss) from continuing operations per share:
Basic	$1.29	$(42.48)	$1.87
Diluted	$1.27	$(42.48)	$1.86
Net income (loss) per share:
Basic	$1.29	$(42.54)	$2.93
Diluted	$1.26	$(42.54)	$2.91
Shares used in computing income (loss) per share:
Basic	56,383	56,208	56,206
Diluted	57,330	56,208	56,649

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$269,921	$177,463
Accounts receivable, net of allowance of $11,608 and $10,026, respectively	182,746	165,114
Inventories	261,473	304,172
Deferred income taxes	21,960	21,777
Prepaid expenses and other current assets	47,152	42,080

Total current assets	783,252	710,606
Property and equipment, net	157,051	157,832
Intangible assets, net	261,185	261,747
Other non-current assets	17,162	22,272

TOTAL ASSETS	$1,218,650	$1,152,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$222,787	$198,464
Current maturities of long-term debt	4,762	15,000
Accrued expenses and other current liabilities	222,739	190,788

Total current liabilities	450,288	404,252
Long-term debt, less current maturities	333,960	393,528
Deferred income taxes	76,413	83,276
Other long-term liabilities	13,959	13,116

Total liabilities	874,620	894,172

Commitments and contingencies (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 56,503,163 and 56,222,631 issued shares as of December 31, 2009 and 2008, respectively	565	562
Additional paid-in capital	2,419,765	2,406,503
Retained deficit	(2,076,046)	(2,148,534)
Accumulated other comprehensive loss	(254)	(246)

Total shareholders’ equity	344,030	258,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,218,650	$1,152,457

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Invested Capital	Receivables From IAC and Subsidiaries	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2006	—	$—	—	$—	$4,569,019	$(1,483,873)	$—	$—	$38,570	$3,123,716
Comprehensive income:
Net income	—	—	—	—	164,804	—	—	—	—	164,804
Net losses of derivative contracts	—	—	—	—	—	—	—	—	(2,355)	(2,355)
Foreign currency translation	—	—	—	—	—	—	—	—	(35,045)	(35,045)

Comprehensive income:										127,404
Cumulative effect of adoption of FIN 48	—	—	—	—	(225)	—	—	—	—	(225)
Net transfers to IAC	—	—	—	—	(210,725)	—	—	—	—	(210,725)
Net change in receivables from IAC and subsidiaries	—	—	—	—	—	(97,284)	—	—	—	(97,284)

Balance as of December 31, 2007	—	$—	—	$—	$4,522,873	$(1,581,157)	$—	$—	$1,170	$2,942,886
Comprehensive loss:
Net loss prior to spin-off	—	—	—	—	(242,354)	—	—	—	—	(242,354)
Net loss after spin-off	—	—	—	—	—	—	—	(2,148,534)	—	(2,148,534)
Foreign currency translation	—	—	—	—	—	—	—	—	(1,416)	(1,416)

Comprehensive loss:										(2,392,304)
Net change in transfers to and receivables from IAC	—	—	—	—	—	22,531	—	—	—	22,531
Distribution to IAC	—	—	—	—	(333,799)	—	—	—	—	(333,799)
Stock-based compensation expense forequity awards	—	—	—	—	—	16,314	3,972	—	—	20,286
Stock-based awards accounted for as a liability	—	—	—	—	—	(2,136)	718	—	—	(1,418)
Capitalization as a result of the spin-off, net of extinguishment of IAC receivables	—	—	—	—	(3,946,720)	1,544,448	2,402,272	—	—	—
Issuance of common stock at spin-off	—	—	56,206	562	—	—	(562)	—	—	—
Board of Directors deferred compensation	—	—	—	—	—	—	29	—	—	29
Issuance of common stock upon exercise of stock options	—	—	16	—	—	—	74	—	—	74

Balance as of December 31, 2008	—	$—	56,222	$562	$—	$—	$2,406,503	$(2,148,534)	$(246)	$258,285
Comprehensive income:
Net income	—	—	—	—	—	—	—	72,488	—	72,488
Foreign currency translation	—	—	—	—	—	—	—	—	(8)	(8)

Comprehensive income:										72,480
Stock-based compensation expense for equity awards	—	—	—	—	—	—	11,264	—	—	11,264
Adjustment to capitalization as a result of the spin-off	—	—	—	—	—	—	406	—	—	406
Board of Directors deferred compensation	—	—	—	—	—	—	127	—	—	127
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	281	3	—	—	1,465	—	—	1,468

Balance as of December 31, 2009	—	$—	56,503	$565	$—	$—	$2,419,765	$(2,076,046)	$(254)	$344,030

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss)	$72,488	$(2,390,888)	$164,804
Less: (Loss) income from discontinued operations, net of tax	(90)	(3,410)	59,571

Income (loss) from continuing operations	72,578	(2,387,478)	105,233
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	37,975	37,438	34,363
Amortization of intangible assets	562	7,465	12,681
Asset impairments	—	3,186,650	—
Stock-based compensation expense	11,264	20,286	12,160
Amortization of cable and satellite distribution fees	3,360	4,028	4,866
Amortization of non-cash marketing	—	8,022	4,442
Amortization of debt issuance costs	2,556	1,124	—
Loss on disposition of fixed assets	682	1,354	276
Deferred income taxes	(6,794)	(742,053)	(11,803)
Bad debt expense	18,460	19,775	14,598
Excess tax benefits from stock-based awards	(301)	(135)	(2,401)
Changes in current assets and liabilities:
Accounts receivable	(36,994)	8,787	(53,130)
Inventories	42,699	13,239	(3,498)
Prepaid expenses and other current assets	(5,684)	12,816	(2,212)
Accounts payable, accrued expenses and other current liabilities	62,189	(54,230)	22,009

Net cash provided by operating activities attributable to continuing operations	202,552	137,088	137,584

Cash flows from investing activities attributable to continuing operations:
Transfers from (to) IAC	—	16,738	(91,560)
Capital expenditures	(41,420)	(39,662)	(48,714)
Other, net	42	—	113

Net cash used in investing activities attributable to continuing operations	(41,378)	(22,924)	(140,161)

Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt, net of issuance costs	—	373,833	—
Repayments of long-term debt	(50,000)	—	—
Borrowings under revolving credit facility	—	40,000	—
Repayments under revolving credit facility	(20,000)	(20,000)	—
Distribution to IAC in connection with the spin-off	—	(333,799)	—
Excess tax benefits from stock-based awards	301	135	2,401
Other, net	(26)	(117)	(10)

Net cash (used in) provided by financing activities attributable to continuing operations	(69,725)	60,052	2,391

Total cash provided by (used in) continuing operations	91,449	174,216	(186)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities attributable to discontinued operations	1,009	(501)	(8,956)
Net cash used in investing activities attributable to discontinued operations	—	—	(965)
Net cash used in financing activities attributable to discontinued operations	—	—	(38,571)

Total cash provided by (used in) discontinued operations	1,009	(501)	(48,492)

Effect of exchange rate changes on cash and cash equivalents	—	(2,472)	1,531

Net increase (decrease) in cash and cash equivalents	92,458	171,243	(47,147)
Cash and cash equivalents at beginning of period	177,463	6,220	53,367

Cash and cash equivalents at end of period	$269,921	$177,463	$6,220

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

HSNi markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Garnet Hill, Ballard Designs, Improvements, Smith+Noble, The Territory Ahead and TravelSmith; (iii) websites, which consist primarily of HSN.com and the seven branded websites operated by Cornerstone; (iv) retail stores; and (v) mobile handheld devices. HSNi’s television home shopping business and related internet commerce is referred to herein as “HSN” and all catalog operations, including related internet commerce and retail stores, are collectively referred to herein as “Cornerstone.”

HSN offerings primarily consist of jewelry, apparel & accessories, health & beauty and home & other. Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

Basis of Presentation

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. The spin-off from IAC occurred after the close of The NASDAQ Stock Market on August 20, 2008 and occurred concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc., and Tree.com, Inc. Throughout these financial statements, the separation transaction is referred to as the “spin-off” and each of these companies as “Spincos.” Effective August 21, 2008, HSNi’s shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.”

HSNi was formed to hold HSN and Cornerstone, the businesses that previously comprised most of IAC’s Retailing segment. Prior to the spin-off, HSNi was a wholly owned subsidiary of IAC and did not have any material assets or liabilities, nor did HSNi engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities. The businesses operated by HSNi following the spin-off are referred to herein as the “HSNi Businesses.” HSNi also includes the entity classified as discontinued operations in Note 7.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSNi’s sales policy allows customers to return merchandise for a full refund or exchange, subject to pre-established time restrictions and, in some cases, restocking fees. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. HSNi believes that actual returns of product sales have not materially varied from estimates in any of the periods presented. HSNi’s estimated return rates were 17.8%, 18.4% and 18.4% in 2009, 2008 and 2007, respectively. Sales taxes collected are not included in revenue.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market instruments with an original maturity of three months or less when purchased and are stated at cost.

Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. HSN provides extended payment terms to its customers known as Flexpay. Flexpay is offered on certain products

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sold by HSN. Revenue is recorded when delivery to the customer has occurred, at which time HSN collects the first payment, sales tax and all shipping and handling fees. Subsequent collections are due from customers in 30-day increments, payable automatically upon authorization of the customer’s method of payment. HSN accepts most credit, and select debit cards. HSN offers Flexpay programs ranging from two to six interest-free payments. Flexpay receivables consist of outstanding balances owed by customers, less a reserve for uncollectible balances. The balance of Flexpay receivables, net of allowance, at December 31, 2009 and 2008 was $154.7 million and $130.3 million, respectively.

Accounts receivable outstanding longer than the contractual payment terms are considered past due. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, HSNi’s previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they are deemed uncollectible.

Inventories

Inventories, which primarily consist of finished goods, are valued at the lower of cost or market, with the cost being determined based upon the first-in, first-out method. Cost includes inbound freight and duties and, in the case of HSN, certain allocable costs, including certain warehouse costs. Inventories include approximately $4.9 million and $5.4 million of these allocable general and administrative overhead costs at December 31, 2009 and 2008, respectively, and approximately $19.0 million, $19.7 million and $17.8 million of such costs were included in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, respectively. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors.

Property and Equipment

Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over the shorter of the estimated service life or lease period.

Asset Category	Depreciation Period
Computer equipment and capitalized software	3 to 6 Years
Buildings and leasehold improvements	3 to 39 Years
Furniture and other equipment	3 to 10 Years

HSNi capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed; management with the relevant authority authorizes and commits to the funding of the software project; and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software is depreciated on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized software costs, net of accumulated amortization, totaled $17.9 million and $23.6 million at December 31, 2009 and 2008, respectively, and are included in “Property and equipment, net” in the accompanying consolidated balance sheets. Amortization expense related to the capitalized software costs was $13.9 million, $14.0 million and $12.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, and included in depreciation expense in the consolidated statements of operations.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Indefinite-Lived Intangible Assets

Goodwill acquired in business combinations is assigned to the reporting units that are expected to benefit from the combination as of the acquisition date. Goodwill and indefinite-lived intangible assets, primarily trade names and trademarks, are tested annually for impairment as of October 1 or upon the occurrence of certain events or substantive changes in circumstances. See Note 3 for a further discussion on goodwill and indefinite-lived intangible assets.

Long-Lived Assets and Intangible Assets with Definite Lives

Long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is recorded on a straight-line basis over their estimated lives.

Cable and Satellite Distribution Fees

Cable and satellite distribution fees relate to fees paid in connection with annual or multi-year cable and satellite contracts for carriage of HSN’s programming. Fees that are paid upfront are amortized on a straight-line basis over the terms of the respective contracts. Unpaid fees are accrued.

Cable and satellite distribution fees and amortization totaled $89.7 million, $86.1 million and $91.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in “Selling and marketing expense” in the accompanying consolidated statements of operations. Prepaid cable and satellite distribution fees due within 12 months were $5.2 million and $1.6 million at December 31, 2009 and 2008, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. The long-term portions of upfront payments relating to multi-year cable and satellite contracts were $4.3 million and $7.6 million at December 31, 2009 and 2008, respectively, and are included in “Other non-current assets” in the accompanying consolidated balance sheets.

Advertising

Advertising costs principally represent offline costs, including catalog production and distribution costs, and online advertising costs. Advertising costs are expensed in the period incurred, except for Cornerstone’s direct costs of producing and distributing its catalogs, which are capitalized. These capitalized costs are amortized over the expected future revenue stream, which is generally three months from the date catalogs are mailed. Such capitalized costs totaled $17.2 million and $23.0 million at of December 31, 2009 and 2008, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

Of these amounts, $12.9 million and $13.6 million at December 31, 2009 and 2008, respectively, related to catalogs that had not yet been mailed. Advertising expense was $196.7 million, $256.4 million and $282.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Amortization of Non-Cash Marketing

Amortization of non-cash marketing consists of non-cash marketing and advertising provided to HSNi by IAC. The non-cash marketing was secured by IAC from Universal Television as part of the transaction pursuant

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to which Vivendi Universal Entertainment LLLP (“VUE”) was created, and the subsequent transaction by which IAC sold its partnership interests in VUE. HSNi used the non-cash advertising for television advertising on various NBC Universal network and cable channels through the third quarter of 2008 without any cash cost.

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

HSNi recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on its technical merits. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

Foreign Currency Translation and Transaction Gains and Losses

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange as of the balance sheet date, and local currency revenue and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included as a component of accumulated other comprehensive (loss) income, a component of equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity are included in the consolidated statements of operations.

Foreign currency transaction gains and losses arose from entities that are presented in these statements as discontinued operations and, accordingly, are included in “Loss from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

Stock-Based Compensation

HSNi recognizes compensation expense for stock-based awards, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statement of operations are reported as a component of financing cash flows. HSNi issues new shares to satisfy equity vestings and exercises. See Note 12 for a further description for our stock compensation plans.

Earnings (Loss) Per Share

We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings (loss) per share using the treasury stock or as if converted methods, as applicable.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the impairment of goodwill and intangible assets; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of stock-based compensation.

Fair Value of Financial Instruments

Fair value accounting, as prescribed by GAAP, defines fair value and establishes a framework for measuring fair value based on a three-level hierarchy:

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

The $240.0 million of Senior Notes and the $100.0 million term loan are carried at cost. As of December 31, 2009, the estimated fair values of the Senior Notes and term loan were approximately $264.0 million and $96.1 million, respectively. The fair value of the Senior Notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was based upon discounted future cash flows (level 3 criteria).

HSNi measures certain assets, such as intangible assets and property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the year ended December 31, 2009, there were no assets that were required to be recorded at fair value since no impairment indicators were present.

Certain Risks and Concentrations

HSNi’s business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security, consumer credit risk and credit card fraud. HSNi also depends on third-party service providers for processing certain fulfillment services.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance requiring a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The guidance is effective for annual reporting periods beginning after November 15, 2009, and therefore, will be applicable to HSNi in the first quarter of fiscal year 2010. HSNi does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued an update to the existing guidance for multiple-element revenue arrangements. This revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. This accounting update is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. HSNi is currently assessing the future impact of this new accounting update but does not expect it to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued an accounting standard addressing how entities account for revenue arrangements that contain both hardware and software elements. Due to the significant difference in the level of evidence required for separation of multiple deliverables within different accounting standards, this particular accounting standard will modify the scope of accounting guidance for software revenue recognition. Many tangible products containing software and non-software components that function together to deliver the tangible products’ essential functionality will be accounted for under the revised multiple-element arrangement revenue recognition guidance disclosed above. This accounting standard is effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. HSNi is currently assessing the future impact of this new accounting update but does not expect it to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued an update regarding improving disclosures about fair value measurements. The update provides amendments requiring entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for HSNi in the first quarter of 2010 and the disclosures related to Level 3 fair value measurements are effective for HSNi in the first quarter of 2011. HSNi is currently assessing the future impact of this new accounting update but does not expect it to have a material impact on its consolidated financial statements or disclosures.

NOTE 3—GOODWILL AND INTANGIBLE ASSETS

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HSNi conducted its annual test for impairment as of October 1, 2008 during the fourth quarter of 2008. During the fourth quarter of 2008, the recession deepened and consumers were spending less. As a result of the deepening recession, deteriorating consumer confidence and uncertainties with respect to the breadth, depth and duration of the economic downturn and its potential effects on HSNi’s business, HSNi revised its projections used to derive its future cash flows. Further, HSNi employed and considered the input of specialists to aid in valuing assets and liabilities of its reporting units (including identified definite and indefinite-lived intangible assets) and in determining appropriate discount rates and terminal growth rates to calculate HSNi’s discounted cash flows. The outcome of the annual impairment testing indicated the existence of impairment associated with both the HSN and Cornerstone reporting units.

Also, during the fourth quarter of 2008, HSNi determined that the downward trend of its stock price and the overall negative environment regarding the expected performance of the retail sector were triggering events as defined in current accounting guidance. Accordingly, HSNi updated its impairment assessment as of December 31, 2008. As a part of this assessment, HSNi updated its valuation as of December 31, 2008, and adjusted the rates used to discount its cash flows to support a valuation that was indicative of the 10-day average market value of HSNi’s stock plus an estimated control premium based upon observable transactions of comparable companies.

As a result of the analyses, the goodwill impairment charges recorded in the fourth quarter of 2008 at the HSN and Cornerstone reporting units were $2.4 billion and $271.1 million, respectively. The intangible asset impairment charges in the fourth quarter of 2008 at the HSN and Cornerstone reporting units were $50.0 million and $174.0 million, respectively.

Charges related to the impairment of goodwill and intangible assets are included in asset impairments in the accompanying consolidated statements of operations.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the impairment charges in 2008, HSNi no longer has goodwill recorded. Based on the annual impairment test performed in the fourth quarter, there was no impairment of its intangible assets as of December 31, 2009. An increase in the discount rates or declines in the future estimated cash flows or the trading value of HSNi’s common stock could result in material intangible asset impairment charges.

The balance of goodwill and intangible assets, net, is as follows (in thousands):

	December 31,
	2009	2008
Goodwill	$—	$—
Intangible assets with indefinite lives	260,248	260,248
Intangible assets with definite lives, net	937	1,499

Total goodwill and intangible assets, net	$261,185	$261,747

Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. When definite-lived intangible assets are sold or expire, the cost of the asset and the related accumulated amortization are eliminated and any gain or loss is recognized at such time.

At December 31, 2009 and 2008, the following is information on intangible assets with definite lives (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
As of December 31, 2009	$5,622	$(4,685)	$937	10.0
As of December 31, 2008	$5,666	$(4,167)	$1,499	10.0

Amortization of intangible assets with definite lives is computed on a straight-line basis and, based on December 31, 2009 balances, such amortization for the next two years is estimated to be as follows (in thousands):

Years Ending December 31,
2010	$562
2011	375

$937

The following tables present the balance of goodwill by reporting unit, including changes in the carrying amount of goodwill, for the years ended December 31, 2009 and 2008 (in thousands):

	Gross Balance as of January 1, 2009	Accumulated Impairment	Net Balance as of January 1, 2009	Additions	Deductions	Impairment	Net Balance as of December 31, 2009
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—	$—
Cornerstone	492,606	(492,606)	—	—	—	—	—

Total	$2,884,200	$(2,884,200)	$—	$—	$—	$—	$—

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gross Balance as of January 1, 2008	Accumulated Impairment	Net Balance as of January 1, 2008	Additions	Deductions	Impairment	Net Balance as of December 31, 2008
HSN	$2,390,197	$—	$2,390,197	$1,397	$—	$(2,391,594)	$—
Cornerstone	494,192	—	494,192	—	(1,586)	(492,606)	—

Total	$2,884,389	$—	$2,884,389	$1,397	$(1,586)	$(2,884,200)	$—

Deductions principally relate to a reduction in acquired tax liabilities and the income tax benefit realized pursuant to the exercise of stock options assumed in a business acquisition that were vested at the transaction date and are treated as a reduction in goodwill when the income tax deductions are realized.

NOTE 4—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	December 31,
	2009	2008
Capitalized software	$190,331	$185,107
Computer and broadcast equipment	89,001	87,757
Buildings and leasehold improvements	81,937	77,857
Furniture and other equipment	66,861	60,910
Projects in progress	13,207	16,370
Land and land improvements	11,847	11,740

	453,184	439,741
Less: accumulated depreciation and amortization	(296,133)	(281,909)

Total property and equipment, net	$157,051	$157,832

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Accrued sales returns	$39,424	$37,340
Accrued cable and satellite related fees	37,915	39,959
Accrued freight and fulfillment expenses	15,366	21,966
Accrued compensation and benefits	36,029	16,653
Income tax payable	26,982	1,606
Other accrued expenses and current liabilities	67,023	73,264

Total accrued expenses and other current liabilities	$222,739	$190,788

NOTE 6—SEGMENT INFORMATION

HSNi has determined to represent its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HSNi’s primary metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (1) stock-based compensation expense and amortization of non-cash marketing, (2) amortization of intangibles, (3) depreciation and gains and losses on asset dispositions, (4) goodwill, long-lived asset and intangible asset impairments, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail industry. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s consolidated statements of operations of certain expenses, including stock-based compensation, amortization of non-cash marketing, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and one-time items.

The following tables reconcile Adjusted EBITDA to operating income (loss) for HSNi’s operating segments (in thousands):

	Year Ended December 31, 2009
	HSN	Cornerstone	Total
Operating income (loss)	$157,233	$(1,579)	$155,654
Stock-based compensation expense	9,041	2,223	11,264
Amortization of non-cash marketing	—	—	—
Amortization of intangible assets	562	—	562
Asset impairments	—	—	—
Depreciation	28,666	9,309	37,975
Loss on disposition of fixed assets	637	45	682

Adjusted EBITDA	$196,139	$9,998	$206,137

	Year Ended December 31, 2008
	HSN	Cornerstone	Total
Operating loss	$(2,332,789)	$(769,522)	$(3,102,311)
Stock-based compensation expense	14,197	6,089	20,286
Amortization of non-cash marketing	8,022	—	8,022
Amortization of intangible assets	568	6,897	7,465
Asset impairments	2,441,594	745,056	3,186,650
Depreciation	27,348	10,090	37,438
Loss on disposition of fixed assets	1,339	15	1,354

Adjusted EBITDA	$160,279	$(1,375)	$158,904

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2007
	HSN	Cornerstone	Total
Operating income	$135,298	$34,493	$169,791
Stock-based compensation expense	6,411	5,749	12,160
Amortization of non-cash marketing	4,442	—	4,442
Amortization of intangible assets	2,584	10,097	12,681
Asset impairments	—	—	—
Depreciation	25,404	8,959	34,363
Loss on disposition of fixed assets	258	18	276

Adjusted EBITDA	$174,397	$59,316	$233,713

Financial information by segment is as follows (thousands):

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net sales:
HSN	$2,007,897	$1,956,871	$1,892,582
Cornerstone	741,712	866,722	1,015,660

Total	$2,749,609	$2,823,593	$2,908,242

Identifiable assets:
HSN	$1,035,233	$940,515	$3,205,428
Cornerstone	183,417	210,949	1,011,923
Discontinued operations	—	993	3,280

Total	$1,218,650	$1,152,457	$4,220,631

Capital expenditures:
HSN	$35,258	$33,367	$34,288
Cornerstone	6,162	6,295	14,426

Total	$41,420	$39,662	$48,714

HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so. HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

NOTE 7—DISCONTINUED OPERATIONS

On June 19, 2007, HSNi sold Home Shopping Europe GMbH & Co. KG, and its affiliated station HSE24 (“HSE”). Accordingly, (loss) income from discontinued operations includes the income and losses for HSE and HSNi’s other international subsidiaries for all periods presented. HSNi sold HSE for approximately $216.5 million, which resulted in a pre-tax gain of $45.7 million and an after-tax gain of $30.6 million. The pre-tax gain included $22.8 million of foreign currency translation gains that were recognized into earnings at the time of the sale.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net sales and net (loss) income for the aforementioned discontinued operations for the applicable periods are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net sales	$—	$—	$192,701

(Loss) income before income taxes	$(145)	$(749)	$28,786
Income tax benefit (expense)	55	(2,661)	213

(Loss) income from discontinued operations, net of tax	$(90)	$(3,410)	$28,999

NOTE 8—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$72,488	$(2,390,888)	$164,804

Foreign currency translation loss	(8)	(1,416)	(35,045)
Net loss on derivative contracts	—	—	(2,355)

Other comprehensive loss	(8)	(1,416)	(37,400)

Comprehensive income (loss)	$72,480	$(2,392,304)	$127,404

Accumulated other comprehensive income at December 31, 2009 and December 31, 2008 is solely related to foreign currency translation and is recorded net of tax.

NOTE 9—RETIREMENT AND SAVINGS PLAN

Through December 31, 2008, our employees continued to be eligible to participate in IAC’s retirement and savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code. Effective December 31, 2008, IAC transferred the assets of our participating employees into the HSN, Inc. Retirement Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, up to the statutory limits. Through December 31, 2009, we contributed ten cents for each dollar a participant contributed in this plan, with a maximum contribution of 6% of a participant’s contribution. Through December 31, 2008, we contributed fifty cents for each dollar a participant contributed in this plan, with a maximum contribution of 3% of a participant’s earnings. Our matching contribution was $0.8 million, $4.2 million and $4.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 10—EARNINGS PER SHARE

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic Earnings Per Share

For the year ended December 31, 2009, basic earnings per share was computed using the number of weighted average shares of common stock outstanding for the period.

For the year ended December 31, 2008, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off, plus the weighted average number of such shares outstanding following the spin-off date through December 31, 2008.

For the year ended December 31, 2007, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period.

Diluted Earnings Per Share

For the year ended December 31, 2009, diluted earnings per share was computed using the number of shares of common stock outstanding for the year, and if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock appreciation rights and the vesting of restricted stock units using the treasury stock method.

For the year ended December 31, 2008, diluted earnings per share was computed using (i) the number of shares of common stock outstanding immediately following the spin-off, (ii) the weighted average number of such shares outstanding following the spin-off date through December 31, 2008, and (iii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock appreciation rights and the vesting of restricted stock units using the treasury stock method.

For the year ended December 31, 2007, diluted earnings per share was computed using (i) the number of shares of common stock outstanding immediately following the spin-off, and (ii) if dilutive, the incremental common stock that we would issue upon exercise of stock options and stock appreciation rights and the vesting of restricted stock units using the treasury stock method.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Net income (loss):
Income (loss) from continuing operations	$72,578	$(2,387,478)	$105,233
(Loss) income from discontinued operations	(90)	(3,410)	59,571

Net income (loss)	$72,488	$(2,390,888)	$164,804

Weighted average number of shares outstanding:
Basic	56,383	56,208	56,206
Dilutive effect of stock-based compensation awards	947	—	443

Diluted	57,330	56,208	56,649

Net income (loss) per share—basic:
Continuing operations	$1.29	$(42.48)	$1.87
Discontinued operations	(0.00)	(0.06)	1.06

Net income (loss)	$1.29	$(42.54)	$2.93

Net income (loss) per share—diluted:
Continuing operations	$1.27	$(42.48)	$1.86
Discontinued operations	(0.01)	(0.06)	1.05

Net income (loss)	$1.26	$(42.54)	$2.91

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	4,372	6,318	5,242

NOTE 11—LONG-TERM DEBT

	December 31,
	2009	2008
Secured credit agreement expiring July 25, 2013:
Term loan	$100,000	$150,000
Revolving credit facility	—	20,000
11.25% Senior Notes due August 1, 2016; interest payable each February 1 and August 1 commencing February 1, 2009	240,000	240,000
Unamortized original issue discount on Senior Notes	(1,278)	(1,472)

Total long-term debt	338,722	408,528
Less: current maturities	(4,762)	(15,000)

Long-term debt, net of current maturities	$333,960	$393,528

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligation under the credit agreement, which is

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

secured by substantially all of HSNi’s assets. The credit agreement bears interest based on our financial leverage and, as of December 31, 2009, the term loan interest rate was equal to LIBOR plus 2.75% (2.99%). The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of December 31, 2009, with a leverage ratio of 1.64x and an interest coverage ratio of 6.41x. The amount available to us under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of December 31, 2009, there were $19.2 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2009, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $130.8 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement, and HSNi will amortize these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement. As of December 31, 2009, there was $0 outstanding on the revolving credit facility and $100 million outstanding related to the term loan.

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

Year	Percentage
2012	105.63%
2013	102.81%
2014 and thereafter	100.00%

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate contractual maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2010	4,762
2011	25,397
2012	25,397
2013	44,444
2014	—
Thereafter	240,000

$340,000

NOTE 12—STOCK-BASED AWARDS

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of sales	$—	$1,412	$937
Selling and marketing	1,946	1,968	1,025
General and administrative	8,618	16,774	10,189
Production and programming	700	132	9

Stock-based compensation expense before income taxes	11,264	20,286	12,160
Income tax benefit	(4,492)	(7,709)	(4,434)

Stock-based compensation expense after income taxes	$6,772	$12,577	$7,726

As of December 31, 2009, there was approximately $21.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.2 years.

Second Amended and Restated 2008 Stock and Annual Incentive Plan

The Second Amended and Restated 2008 Stock and Annual Incentive Plan (the “Plan”) authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. As of December 31, 2009, there were approximately 4.2 million shares of common stock available for grants under the Plan. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”) and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan are required to be priced at, or above, the fair market value of HSNi’s stock on the date of grant.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modification of Stock-Based Compensation Awards

In conjunction with the spin-off, IAC share-based awards were converted to equivalent share-based awards (“Adjusted Awards”) as follows:

•

All unexercised stock option awards granted on or prior to December 31, 2007 to purchase shares of IAC common stock, whether vested or unvested, converted into an option to purchase shares of common stock of each of the five publicly-traded companies resulting from the spin-off (the “Spincos”).

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

The adjustments to the number of shares subject to each award and the stock option exercise prices were based on the relative market capitalization of IAC and each of the Spincos following the spin-off. The conversion was accounted for as a modification under the provisions of accounting guidance related to share-based payments, and resulted in additional fair value that was recognized immediately for fully vested awards and is being amortized over the remaining service period for unvested awards. These modifications affected all current and former employees of HSNi, HSN and Cornerstone who were holding vested and unvested stock-based compensation awards on August 11, 2008.

These modifications resulted in additional compensation expense of $10.9 million which is being amortized ratably over the vesting period. For the years ended December 31, 2009 and 2008, $0.9 million and $8.3 million, respectively, of the additional compensation expense was recognized in the accompanying consolidated statements of operations.

Approximately 197,000 fully vested RSUs that were modified in connection with the spin-off were not released until January 2009. These deferred awards were settled in cash, stock or both as determined by the employee. HSNi accounted for these awards as liabilities, which were marked to market each reporting period through earnings. As of December 31, 2008, a liability equal to their intrinsic value of approximately $1.4 million was recorded for these awards.

Restricted Stock Units

RSUs are awards in the form of phantom shares or units that are denominated in a hypothetical equivalent number of shares of HSNi’s common stock. At the time of grant, HSNi determines if the RSUs will be settled in cash, stock or both. The value to the holder of the RSU is based upon the market value of HSNi’s stock when the RSUs vest. Compensation expense for RSUs granted under the Plan is measured at the grant date as the fair market value of HSNi’s common stock and expensed ratably over the vesting term. Compensation expense for RSUs granted prior to the spin-off was measured as the fair value of IAC common stock on the original grant

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date plus any additional fair value measured at the spin-off date as a result of the modifications discussed previously. The RSUs are generally subject to service-based vesting over a three to five year term. HSNi’s Board of Directors were granted approximately 118,000 and 136,000 RSUs during the years ended December 31, 2009 and 2008, respectively, which have graded vesting over a two year period.

A summary of the status of the nonvested RSUs, including the Adjusted Awards and awards granted under the Plan, as of December 31, 2009 and changes during the year ended December 31, 2009 is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at 1/1/09	1,435,052	$17.10
Granted	1,233,035	5.19
Vested	(315,213)	9.42
Forfeited	(189,185)	14.82

Nonvested at 12/31/09 (1)	2,163,689	10.25

(1)	Approximately 127,000 of the nonvested awards outstanding as of December 31, 2009 were held by employees of the other Spincos.

The weighted average fair value of RSUs granted during the years ended December 31, 2009 and 2008 based on market prices of HSNi’s common stock on the grant date was $5.19 and $5.53, respectively.

A portion of the RSUs granted by IAC prior to the spin-off accelerated at the date of the spin-off and were settled in HSNi common stock. In connection with these accelerated RSUs, approximately 240,000 shares of HSNi common stock were issued at the date of the spin-off to employees of all five Spincos which had a total intrinsic value of approximately $3.0 million. The total intrinsic value of RSUs held by employees of all five Spincos that vested during the year ended December 31, 2009 and settled in HSNi common stock was $3.0 million. HSNi realizes a tax benefit for RSUs held by its employees in the year in which the award vests. The tax benefit realized by HSNi related to RSUs was approximately $0.9 million for the year ended December 31, 2009.

As of December 31, 2009, there was approximately $11.3 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.1 years.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the outstanding stock options and SARs as of December 31, 2009 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	5,617,513	19.27
Granted	519,471	6.11
Exercised	(94,679)	9.45
Forfeited	(188,641)	10.88
Expired	(280,097)	21.35

Outstanding at December 31, 2009 (1)	5,573,567	18.39	7.1	$31,585,312

Vested and expected to vest at December 31, 2009	5,142,261	18.56	6.9	$28,307,424

Exercisable at December 31, 2009	1,575,507	19.39	4.6	$5,704,741

(1)	Approximately 1.7 million stock options outstanding as of December 31, 2009 were held by employees of the other Spincos.

The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of HSNi’s common stock on December 31, 2009 of $20.19 and the exercise price for all “in the money” awards at December 31, 2009. This amount changes based on the fair market value of HSNi’s common stock. The intrinsic value of the stock options and stock-settled SARs exercised during the years ended December 31, 2009 and 2008 was approximately $0.7 million and less than $0.1 million, respectively. Cash received from stock option exercises and the related actual tax benefit realized for the year ended December 31, 2009 was $0.9 million and $0.5 million, respectively, and was less than $0.1 million for the year ended December 31, 2008.

The fair value of each stock option and stock-settled SAR award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the historical and implied volatilities of comparable publicly-traded companies. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. The following are the weighted average assumptions used in the Black-Scholes option pricing model for the year ended December 31, 2009: volatility factor of 47.3%, risk-free interest rate of 2.31%, expected term of 5.5 years, and a dividend yield of zero.

The weighted average fair values of stock options and stock-settled SARs granted from the Plan during the years ended December 31, 2009 and 2008 at market prices equal to HSNi’s common stock on the grant date were $2.94 and $2.76, respectively.

At the date of the spin-off, HSNi granted approximately 719,000 stock options to its Chief Executive Officer at exercise prices greater than market value on the date of grant with a 10-year term and graded vesting over four years. The weighted average exercise price and the weighted average fair value related to these grants were $39.84 and $3.36, respectively. All other awards granted under the Plan have exercise prices based on the fair market value of HSNi’s common stock at the date of grant.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, there was approximately $10.4 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and SARs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.2 years.

The following table summarizes the information about stock options and stock-settled SARs outstanding and exercisable as of December 31, 2009:

	Outstanding			Exercisable
	Number Outstanding at December 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.00 to $9.99	1,477,517	$5.28	8.5	128,899	$5.14
$10.00 to $14.99	331,515	12.23	5.9	175,089	12.70
$15.00 to $19.99	2,059,159	16.83	6.7	865,290	17.36
$20.00 to $24.99	200,625	22.93	3.3	200,625	22.93
$25.00 to $29.99	490,053	25.53	5.4	10,090	27.13
$30.00 to $34.99	425,652	33.01	6.5	38,783	30.62
$35.00 to $70.01	589,046	42.12	8.5	156,731	41.99

	5,573,567			1,575,507

Restricted Common Equity in Cornerstone Brands

In connection with the acquisition of Cornerstone Brands by IAC in 2005 certain members of Cornerstone Brand’s management were granted restricted common equity in Cornerstone Brands. These awards were granted on April 1, 2005 and were initially measured at fair value, which was amortized to expense over the vesting period. These awards vested ratably over four years, or earlier based upon the occurrence of certain prescribed events. The awards vest in non-voting restricted common shares of Cornerstone Brands.

These shares are subject to a put right by the holders, which is not exercisable until the first quarter of 2010 and annually thereafter, and a call right by HSNi, which is not exercisable until the first quarter of 2012 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair market value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by IAC upon the purchase of Cornerstone Brands. The initial value of the preferred interest was equal to the acquisition price of Cornerstone Brands. The preferred interest accretes value at a 15% annual rate. Upon exercise of the put or call the consideration is payable in HSNi shares or cash or a combination thereof at HSNi’s option. As of December 31, 2009, these awards were significantly out of the money and are not expected to result in any value.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current income tax provision:
Federal	$(47,188)	$(10,727)	$(68,969)
State	(7,742)	(553)	(7,388)

Current income tax provision	(54,930)	(11,280)	(76,357)

Deferred income tax benefit:
Federal	5,813	674,789	10,683
State	981	67,264	1,120

Deferred income tax benefit	6,794	742,053	11,803

Income tax (provision) benefit	$(48,136)	$730,773	$(64,554)

Included in the 2008 income tax benefit is the reversal of $753.3 million of deferred tax liabilities related to the goodwill and intangible asset impairments recognized in 2008. These deferred tax liabilities for both HSN and Cornerstone were recorded upon the acquisition of certain business operations and interests in prior years in accordance with the prescribed accounting rules.

Current income taxes payable has been reduced by $1.5 million, $3.8 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to the income tax provision, additional paid in capital, invested capital or a reduction in goodwill.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2009	2008
Deferred tax assets:
Provision for accrued expenses	$39,305	$29,815
Inventories	11,055	11,885
Foreign investment	6,921	6,917
Stock-based compensation	7,882	6,312
Net operating losses	6,812	6,901
Other	2,580	197

Total deferred tax assets	74,555	62,027
Less valuation allowance	(17,288)	(17,229)

Net deferred tax assets	57,267	44,798

Deferred tax liabilities:
Intangible and other assets	(89,317)	(87,904)
Prepaid expenses	(13,138)	(9,561)
Property and equipment	(9,265)	(8,832)

Total deferred tax liabilities	(111,720)	(106,297)

Net deferred tax liability	$(54,453)	$(61,499)

At December 31, 2009, HSNi had $24.1 million of net operating loss carryforwards which begin expiring in 2011. As of December 31, 2009 and 2008, HSNi had a valuation allowance of approximately $17.3 million and $17.2 million, respectively, related to the net operating losses, as well as unrealized capital losses and deferred assets associated with uncertain tax positions for which it is more likely than not that the tax benefit will not be realized. During 2009, the valuation allowance was increased by $0.1 million primarily due to the increase in the deferred tax benefit of net operating losses.

A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income tax (provision) benefit at the federal statutory rate of 35%	$(42,250)	$1,091,388	$(59,425)
State income taxes, net of effect of federal tax benefit	(4,382)	41,846	(4,182)
Nondeductible portion of goodwill and intangible asset impairment charges	—	(404,034)	—
Other, net	(1,504)	1,573	(947)

Income tax (provision) benefit	$(48,136)	$730,773	$(64,554)

HSNi adopted the accounting standard guidance related to accounting for uncertainty in income taxes effective January 1, 2007. The guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The guidance provides clarification on derecognition, classification, interest and penalties, accounting in interim

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods, disclosure and transition. The cumulative effect of the adoption resulted in a decrease of $0.2 million to invested capital. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$414	$8,944	$4,316
Additions based on tax positions related to the current year	—	—	2,298
Additions for tax positions of prior years	312	289	2,330
Reductions for tax positions of prior years	(212)	(8,819)	—

Balance at end of year	$514	$414	$8,944

As of December 31, 2009 and 2008, the unrecognized tax benefits, including interest, were $0.6 million and $0.5 million, respectively. During 2008, unrecognized tax benefits decreased by $8.8 million for tax positions included in IAC’s consolidated tax return filings. Liabilities associated with these return filings are the responsibility of IAC pursuant to the terms of the spin-off. Included in unrecognized tax benefits at December 31, 2009 and 2008 is approximately $0.1 million and $0.3 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than the interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authorities to an earlier period.

HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Interest on unrecognized tax benefits from continuing operations for the year ended December 31, 2008 is a $0.7 million benefit, net of related deferred taxes of $0.4 million. There is no material interest on unrecognized tax benefits included in income tax expense from continuing operations for the year ended December 31, 2009. At December 31, 2009 and 2008, HSNi has no material accrual for the payment of interest or penalties.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Internal Revenue Service (“IRS”) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of HSNi. The statute of limitations for these years has been extended to December 31, 2010. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years after December 31, 2001. These examinations are expected to be completed by 2011. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal tax returns prepared and filed by IAC prior to the spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

NOTE 14—COMMITMENTS AND CONTINGENCIES

During January 2010, HSNi received a pre-assessment notification from a state alleging that one of HSNi’s subsidiaries was required to collect and remit sales tax into the state. HSNi does not believe that its subsidiary is obligated to collect and remit these taxes, and intends to vigorously defend its position if the state’s notification results in an assessment. At this time, no assurances can be given as to the outcome nor can a reasonable estimate of a liability, if any, be made.

In the ordinary course of business, HSNi is a party to various other lawsuits. This litigation may relate to claims involving property, personal injury, contract, intellectual property and other claims. HSNi establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of HSNi, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 13 for discussion related to income tax contingencies.

HSNi leases satellite transponders, computers, warehouse and office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2010	$28,150
2011	22,093
2012	18,932
2013	13,079
2014	10,323
Thereafter	24,064

Total	$116,641

Expenses charged to operations under these agreements were $25.1 million, $25.8 million and $29.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

HSNi also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Letters of credit and surety bonds	$22,120	$22,070	$50	$—	$—
Purchase obligations	111,218	101,192	10,026	—	—

Total commercial commitments	$133,338	$123,262	$10,076	$—	$—

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

NOTE 15—DERIVATIVE INSTRUMENTS

During the second quarter of 2003, one of HSNi’s foreign subsidiaries entered into a five-year foreign exchange forward contract with a notional amount of $38.6 million, which was used to hedge against the change in value of a liability denominated in a currency other than the subsidiary’s functional currency. This derivative contract was designated as a cash flow hedge for accounting purposes and foreign exchange remeasurement gains and losses related to the contract and liability were recognized each period in the statement of operations and were offsetting. In addition, the remaining effective portion of the derivative gain or loss was recorded in other comprehensive income until the derivative liability was extinguished in June 2007 in connection with the sale of HSE. Subsequent to the sale of HSE, HSNi does not have any significant exposure to foreign currency risk and did not hold any derivative instruments at December 31, 2009 or 2008.

NOTE 16—RELATED PARTY TRANSACTIONS

Relationship Between IAC and HSNi Prior to the Spin-off

HSNi’s expenses prior to the spin-off include allocations from IAC of costs associated with IAC’s accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were allocated in the pre-spin-off periods based on the ratio of HSNi’s revenue as a percentage of IAC’s total revenue. Allocated costs were $0, $3.3 million and $8.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in “General and administrative expense” in the accompanying consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had HSNi operated as an unaffiliated entity. In the opinion of management, the allocation method is reasonable.

The portion of the interest expense reflected in the consolidated statements of operations that is intercompany in nature was $1.7 million for the year ended December 31, 2007. There was no interest expense that is intercompany for the years ended December 31, 2009 and 2008. This intercompany interest expense, which is included in discontinued operations, arose from the transfer of cash from IAC to HSE that occurred in connection with IAC’s treasury operations.

During 2009, 2008 and 2007, IAC provided HSNi with non-cash advertising totaling $0, $8.0 million and $4.4 million, respectively. See the amortization of non-cash marketing discussion in Note 2 for a further description of this arrangement.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Registration Rights Agreement

Under the registration rights agreement, the Liberty Parties and their permitted transferees (the “Holders”) will be entitled to three demand registration rights (and unlimited piggyback registration rights) in respect of the shares of HSNi common stock received by the Liberty Parties as a result of the spin-off and other shares of HSNi common stock acquired by the Liberty Parties consistent with the Spinco Agreement (collectively, the “Registrable Shares”). The Holders will be permitted to exercise their registration rights in connection with certain hedging transactions that they may enter into in respect of the Registrable Shares.

HSNi will be obligated to indemnify the Holders, and each selling Holder will be obligated to indemnify HSNi, against specified liabilities in connection with misstatements or omissions in any registration statement.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Non-Cash Transactions for 2007

On June 19, 2007, in consideration for the sale of HSE to Arcandor AG (“ARO”), formerly known as KarstadtQuelle AG, HSNi received approximately 5.5 million shares of ARO stock valued at €141 million (the “ARO Shares”), plus additional consideration in the form of a contingent value right, that has a value of up to €54 million within three years. In accordance with the terms of the spin-off, the ARO Shares and the contingent value right were transferred to IAC in 2008. This transfer totaled approximately $217.2 million, of which $190.1 million related to the ARO Shares and $27.1 million related to the contingent value right, and is included in “Net transfers to IAC” in the accompanying consolidated statements of shareholders’ equity.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash paid during the period for:
Income tax payments including amounts paid to IAC for HSNi’s share of IAC’s consolidated tax liability in periods prior to the spin-off	$29,416	$15,671	$84,516
Income tax refunds	(234)	(643)	(761)
Interest payments	33,488	3,064	—

NOTE 18—SHAREHOLDERS’ EQUITY

In December 2008, HSNi’s Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a stockholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our stockholders of record as of the close of business on January 5, 2009. The rights attach to any additional shares of common stock issued after January 5, 2009. Initially, these rights, which will trade with the shares of HSNi’s common stock, will not be exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of HSNi’s common stock. If the rights become exercisable, each right will permit its holder, other than the “acquiring person,” to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an “acquiring person” on terms not approved by HSNi’s Board of Directors.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
		(a)		(b)
	(In thousands)
Year Ended December 31, 2009
Net sales	$629,620	$640,083	$641,244	$838,662
Gross profit	211,224	231,871	237,068	301,151
Operating income	13,902	30,740	36,078	74,934
Income from continuing operations	2,982	13,638	16,585	39,373
Loss from discontinued operations, net of tax	(28)	(28)	(13)	(21)
Net income	2,954	13,610	16,572	39,352
Income from continuing operations per share:
Basic	$0.05	$0.24	$0.29	$0.70
Diluted	$0.05	$0.24	$0.29	$0.68
Net income per share:
Basic	$0.05	$0.24	$0.29	$0.70
Diluted	$0.05	$0.24	$0.29	$0.68

Year Ended December 31, 2008
Net sales	$676,886	$695,826	$672,348	$778,533
Gross profit	235,484	248,565	235,826	265,555
Operating income (loss)	15,078	(277,632)	12,316	(2,852,073)
Income (loss) from continuing operations	9,406	(249,377)	5,018	(2,152,525)
Loss from discontinued operations, net of tax	(78)	(451)	(2,837)	(44)
Net income (loss)	9,328	(249,828)	2,181	(2,152,569)
Income (loss) from continuing operations per share:
Basic	$0.17	$(4.44)	$0.09	$(38.29)
Diluted	$0.17	$(4.44)	$0.09	$(38.29)
Net income (loss) per share:
Basic	$0.17	$(4.44)	$0.04	$(38.29)
Diluted	$0.16	$(4.44)	$0.04	$(38.29)

(a)	The second quarter of 2008 includes $300.0 million of asset impairment charges related to goodwill and intangible assets and a $36.6 million tax benefit from the release of the related deferred tax liabilities in the Cornerstone segment. These adjustments increased diluted loss per share by $4.65.

(b)	The fourth quarter of 2008 includes $2.9 billion of asset impairment charges related to goodwill and intangible assets and $716.7 million of tax benefits from the release of the related deferred tax liabilities in the HSN and Cornerstone segments. These adjustments increased diluted loss per share by $38.60.

The fourth quarter of 2008 also includes a $5.0 million accrual adjustment for liabilities associated with on-air distribution costs. This adjustment, after taxes, decreased loss per share by $0.06.

Subsequent to the reporting of the quarters ended March 31, 2008 and June 30, 2008, it was determined that two of the entities previously included within HSNi’s discontinued operations would not be spun-off from IAC and, therefore, not included within HSNi. Quiz TV Limited and iBuy are entities that ceased operations in 2006 and were reported within HSNi’s combined statements of operations as a discontinued operation through the Form 10-Q filed for the quarter ended June 30, 2008. Their results have been removed from HSNi’s 2008 results; however, balances prior to 2008 have not been restated due to their immaterial impact relative to the combined results.

Schedule II

HSN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions		Balance at End of Period
	(In thousands)
2009
Allowance for doubtful accounts	$10,026	$18,460	$(170)	$(16,708)	(1)	$11,608
Sales returns accrual	37,340	530,464	—	(528,380)		39,424
Deferred tax valuation allowance	17,229	—	59	—		17,288
Other reserves	726	576	—	(342)		960

2008
Allowance for doubtful accounts	$8,112	$19,775	$100	$(17,961)	(1)	$10,026
Sales returns accrual	37,596	580,306	—	(580,562)		37,340
Deferred tax valuation allowance	12,862	—	4,367	—		17,229
Other reserves	331	395	—	—		726

2007
Allowance for doubtful accounts	$5,994	$14,598	$(23)	$(12,457)	(1)	$8,112
Sales returns accrual	35,942	592,679	—	(591,025)		37,596
Deferred tax valuation allowance	12,859	—	3	—		12,862
Other reserves	971	(640)	—	—		331

(1)	Write-off of uncollectible accounts receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by HSNi in reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.

We monitor and evaluate on an ongoing basis our disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, we modify and refine our internal processes as conditions warrant.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2009. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(b) under the Exchange Act, our management evaluated the effectiveness of our internal controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, we concluded that as December 31, 2009, our internal control over financial reporting was effective.

Our independent registered certified public accounting firm, Ernst & Young, LLP, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

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

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has concluded that there were no such changes during this period.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of HSN, Inc.

We have audited HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HSN, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, HSN, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of HSN, Inc. and subsidiaries and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

March 4, 2010

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2009.

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

Exhibit No.	Description of Document	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of HSN, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

3.2	Amended and Restated By-laws of HSN, Inc.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 25, 2008

3.3	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibits 3.3 to the Company’s Annual Report on Form 10-K filed March 31, 2009

4.1	Rights Agreement, dated as of December 23, 2008, between HSN, Inc. and The Bank of New York Mellon, as Rights Agent.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 29, 2008

10.1	Separation and Distribution Agreement, dated August 20, 2008, by and among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.2	Tax Sharing Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Inc., Tree.com and IAC/InterActive Corp	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.3	Employee Matters Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.4	Transition Services Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.5	Registration Rights Agreement, dated as of August 20, 2008, among Liberty Media Corporation, the Liberty Parties (as defined in the Agreement) and HSN, Inc.	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 29, 2008

Exhibit No.	Description of Document	Method of Filing
10.6	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, by and among IAC/InterActive Corp, HSN, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.7	Spinco Agreement, dated as of May 13, 2008, between IAC/InterActiveCorp, Liberty Media Corp., LMC Silver King, Inc., Liberty HSN II, Inc., LMC USA VIII, Inc., LMC USA IX, Inc., LMC USA XI, Inc., LMC USA XII, Inc., LMC USA XIII, Inc., LMC USA XIV, Inc., LMC USA XV, Inc., Liberty Tweety, Inc., BDTV Inc., BDTV II Inc., BDTV III Inc., BDTV IV Inc. and Barry Diller	Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K (SEC File No. 0-20570) dated May 16, 2008 and incorporated herein by reference

10.8	Employment Agreement between Mindy Grossman and HSN, Inc., dated as of July 29, 2008*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.9	Employment Agreement between William Lynch, HSN General Partner LLC and IAC/InterActiveCorp, dated as of November 19, 2007*	Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.10	Employment Agreement between Lynne Ronon and HSN General Partner LLC, dated as of October 15, 2007*	Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.11	Employment Agreement between Judy A. Schmeling and HSN, Inc. dated as of October 27, 2008, as amended by the Amendment to Employment Agreement effective as of December 31, 2008*	Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.12	Employment Agreement between Jim Warner and HSN, Inc. dated as of October 27, 2008, as amended by the Amendment to Employment Agreement effective as of December 31, 2008*	Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.13	HSN, Inc. Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.14	Amended and Restated Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.15	Credit Agreement among HSN, Inc., as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, dated as of July 25, 2008	Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.16	Indenture, dated as of July 28, 2008, between HSN, Inc., as Issuer, and The Bank of New York Mellon, as Trustee	Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

*	Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
10.17	Employment Agreement between Mark Ethier and HSN General Partner LLC effective December 1, 2004, as amended by the First Amendment to Employment Agreement dated July 9, 2007 and Second Amendment to Employment Agreement dated June 23, 2008*	Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.18	Amendment to Employment Agreement between Mark Ethier and HSN, Inc. effective as of December 31, 2008*	Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.19	Form of Stock Appreciation Rights Agreement*	Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.20	Form of Stock Option Agreement*	Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.21	Form of Restricted Stock Units Agreement*	Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.22	Form of Restricted Stock Units Agreement (for Non-Employee Directors)*	Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.23	HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on May 22, 2009

10.24	Named Executive Officer and EVP Severance Plan*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009

10.25	Executive Severance Plan*	Filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics and Business Conduct	Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 31, 2009

21.1	Subsidiaries of HSN, Inc.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

*	Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSNI, INC.

Date: March 4, 2010	By:	/S/ MINDY GROSSMAN
Mindy Grossman, Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2010	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2010.

/S/ MINDY GROSSMAN	Chief Executive Officer and Director (Principal Executive Officer)
Mindy Grossman
/S/ JUDY A. SCHMELING	Chief Financial Officer (Principal Financial and Accounting Officer)
Judy A. Schmeling

/S/ GREG BLATT	Director
Greg Blatt

/S/ PATRICK BOUSQUET-CHAVANNE	Director
Patrick Bousquet-Chavanne

/S/ MICHAEL C. BOYD	Director
Michael C. Boyd

/S/ WILLIAM COSTELLO	Director
William Costello

/S/ JAMES FOLLO	Director
James Follo

/S/ STEPHANIE KUGELMAN	Director
Stephanie Kugelman

/S/ ARTHUR MARTINEZ	Chairman of the Board of Directors
Arthur Martinez

/S/ THOMAS MCINERNEY	Director
Thomas McInerney

/S/ JOHN B. MORSE, JR.	Director
John B. Morse, Jr.

EXHIBIT INDEX

Exhibit No.	Description of Document
10.25	Executive Severance Plan*

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of HSN, Inc.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contracts and management and director compensation plans.