Form 10-Q
period 2010-03-31
HSN, Inc.
filed 2010-05-05
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2010, the registrant had 57,359,767 shares of common stock outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Net sales	$683,213	$629,620
Cost of sales	446,729	418,396

Gross profit	236,484	211,224

Operating expenses:
Selling and marketing	120,499	122,517
General and administrative	54,439	51,710
Production and programming	14,100	13,503
Amortization of intangible assets	141	141
Depreciation	9,810	9,451

Total operating expenses	198,989	197,322

Operating income	37,495	13,902

Other (expense) income:
Interest income	82	34
Interest expense	(8,376)	(8,950)

Total other expense, net	(8,294)	(8,916)

Income from continuing operations before income taxes	29,201	4,986
Income tax provision	(11,533)	(2,004)

Income from continuing operations	17,668	2,982
Loss from discontinued operations, net of tax	(15)	(28)

Net income	$17,653	$2,954

Income from continuing operations per share:
Basic	$0.31	$0.05
Diluted	$0.30	$0.05
Net income per share:
Basic	$0.31	$0.05
Diluted	$0.30	$0.05
Shares used in computing earnings per share:
Basic	56,800	56,339
Diluted	59,045	56,781

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$261,080	$269,921
Accounts receivable, net of allowance of $13,074 and $11,608, respectively	143,449	182,746
Inventories	271,773	261,473
Deferred income taxes	22,059	21,960
Prepaid expenses and other current assets	42,231	47,152

Total current assets	740,592	783,252
Property and equipment, net	152,045	157,051
Intangible assets, net	261,045	261,185
Other non-current assets	16,686	17,162

TOTAL ASSETS	$1,170,368	$1,218,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$186,462	$222,787
Current maturities of long-term debt	6,349	4,762
Accrued expenses and other current liabilities	181,843	222,739

Total current liabilities	374,654	450,288
Long-term debt, net of current maturities	327,660	333,960
Deferred income taxes	77,934	76,413
Other long-term liabilities	14,912	13,959

Total liabilities	795,160	874,620

Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock, $0.01 par value; 300,000,000 authorized shares; 57,299,518 and 56,503,163 issued shares at March 31, 2010 and December 31, 2009, respectively	573	565
Additional paid-in capital	2,433,252	2,419,765
Retained deficit	(2,058,393)	(2,076,046)
Accumulated other comprehensive loss	(224)	(254)

Total shareholders’ equity	375,208	344,030

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,170,368	$1,218,650

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	—	$—	56,222	$562	$2,406,503	$(2,148,534)	$(246)	$258,285
Comprehensive income:
Net income	—	—	—	—	—	72,488	—	72,488
Foreign currency translation	—	—	—	—	—	—	(8)	(8)

Total comprehensive income								72,480
Stock-based compensation expense for equity awards	—	—	—	—	11,264	—	—	11,264
Adjustment to capitalization as a result of the spin-off	—	—	—	—	406	—	—	406
Board of Directors deferred compensation	—	—	—	—	127	—	—	127
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	281	3	1,465	—	—	1,468

Balance as of December 31, 2009	—	—	56,503	565	2,419,765	(2,076,046)	(254)	344,030
Comprehensive income:
Net income	—	—	—	—	—	17,653	—	17,653
Foreign currency translation	—	—	—	—	—	—	30	30

Total comprehensive income								17,683
Stock-based compensation expense for equity awards	—	—	—	—	3,843	—	—	3,843
Board of Directors deferred compensation	—	—	—	—	32	—	—	32
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	797	8	9,612	—	—	9,620

Balance as of March 31, 2010	—	$—	57,300	$573	$2,433,252	$(2,058,393)	$(224)	$375,208

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities attributable to continuing operations:
Net income	$17,653	$2,954
Less: Loss from discontinued operations, net of tax	(15)	(28)

Income from continuing operations	17,668	2,982
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities attributable to continuing operations:
Depreciation	9,810	9,451
Amortization of intangible assets	141	141
Stock-based compensation expense	4,343	2,547
Amortization of cable and satellite distribution fees	840	841
Amortization of debt issuance costs	643	643
Loss on disposition of fixed assets	3	39
Deferred income taxes	1,422	(435)
Bad debt expense	4,882	4,516
Excess tax benefits from stock-based awards	(468)	—
Changes in current assets and liabilities:
Accounts receivable	33,669	34,074
Inventories	(10,300)	29,831
Prepaid expenses and other current assets	3,963	(4,838)
Accounts payable, accrued expenses and other current liabilities	(76,618)	(40,155)

Net cash (used in) provided by operating activities attributable to continuing operations	(10,002)	39,637

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(4,907)	(7,517)

Net cash used in investing activities attributable to continuing operations	(4,907)	(7,517)

Cash flows from financing activities attributable to continuing operations:
Repayment under revolving credit facility	—	(20,000)
Repayment of long-term debt	(4,762)	(3,750)
Proceeds received from stock option exercises	10,369	—
Excess tax benefits from stock-based awards	468	—

Net cash provided by (used in) financing activities attributable to continuing operations	6,075	(23,750)

Total cash (used in) provided by continuing operations	(8,834)	8,370
Total cash (used in) provided by operating activities attributable to discontinued operations	(7)	1,066

Net (decrease) increase in cash and cash equivalents	(8,841)	9,436
Cash and cash equivalents at beginning of period	269,921	177,463

Cash and cash equivalents at end of period	$261,080	$186,899

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

Company Overview

HSN, Inc. (“HSNi”) markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Garnet Hill, Ballard Designs, Improvements, Smith+Noble, The Territory Ahead and TravelSmith; (iii) websites, which consist primarily of HSN.com and the seven branded websites operated by Cornerstone; and (iv) retail stores. HSNi’s television home shopping business and related internet commerce is referred to herein as “HSN” and all catalog operations, including related internet commerce and retail stores, are collectively referred to herein as “Cornerstone.”

HSN offerings primarily consist of jewelry, apparel & accessories, health & beauty and home & other. Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

Basis of Presentation

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. The spin-off from IAC occurred August 20, 2008 concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc., and Tree.com, Inc. Throughout these financial statements, the separation transaction is referred to as the “spin-off” and each of these companies as “Spincos.” Effective August 21, 2008, HSNi’s shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.”

HSNi has accounted for its international subsidiaries as a discontinued operation. The results of operations and cash flows of these subsidiaries have been presented as discontinued operations within the consolidated statements of operations and consolidated statements of cash flows for all periods presented.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009. The consolidated balance sheet as of December 31, 2009 and the consolidated statement of shareholders’ equity for the year ended December 31, 2009 were derived from the audited consolidated financial statements at that date but may not include all disclosures required by GAAP. Intercompany transactions and accounts have been eliminated in consolidation.

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

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	March 31, 2010	December 31, 2009
Capitalized software	$194,827	$190,331
Computer and broadcast equipment	88,053	89,001
Buildings and leasehold improvements	82,512	81,937
Furniture and other equipment	67,654	66,861
Projects in progress	12,835	13,207
Land and land improvements	11,861	11,847

	457,742	453,184
Less: accumulated depreciation and amortization	(305,697)	(296,133)

Total property and equipment, net	$152,045	$157,051

NOTE 4—SEGMENT INFORMATION

HSNi has determined to represent its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two operating segments, HSN and Cornerstone. Entities included in discontinued operations are excluded from the schedules below. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies included in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2009. Intercompany accounts and transactions have been eliminated in consolidation.

HSNi’s primary metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (1) stock-based compensation expense and amortization of non-cash marketing, (2) amortization of intangibles, (3) depreciation and gains and losses on asset dispositions, (4) goodwill, long-lived asset and intangible asset impairments, (5) pro forma adjustments for significant acquisitions, and (6) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail and media industries. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s consolidated statements of operations of certain expenses, including stock-based compensation, amortization of non-cash marketing, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and one-time items.

The following tables reconcile Adjusted EBITDA to operating income (loss) for HSNi’s operating segments (in thousands):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Operating income (loss)	$39,295	$(1,800)	$37,495	$26,151	$(12,249)	$13,902
Stock-based compensation expense	3,271	1,072	4,343	1,955	592	2,547
Amortization of intangible assets	141	—	141	141	—	141
Depreciation	7,605	2,205	9,810	6,974	2,477	9,451
Loss on disposition of fixed assets	2	1	3	38	1	39

Adjusted EBITDA	$50,314	$1,478	$51,792	$35,259	$(9,179)	$26,080

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net sales:
HSN	$518,919	$474,928
Cornerstone	164,294	154,692

Total	$683,213	$629,620

NOTE 5—COMPREHENSIVE INCOME

Comprehensive income is comprised of (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$17,653	$2,954
Other comprehensive income	30	30

Total comprehensive income	$17,683	$2,984

Accumulated other comprehensive loss included in the consolidated balance sheets at March 31, 2010 and December 31, 2009 is solely related to foreign currency translation and is recorded net of tax.

NOTE 6—STOCK-BASED AWARDS

The Second Amended and Restated 2008 Stock and Annual Incentive Plan (the “Plan”) authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. As of March 31, 2010, there were approximately 3.4 million shares of common stock available for grants under the Plan. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”) and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan are required to be priced at or above the fair market value of HSNi’s stock on the date of grant.

During the three months ended March 31, 2010, HSNi granted approximately 391,000 RSUs and 507,000 stock-settled SARs. The weighted average fair value of these RSUs was $20.14 and they primarily vest over three years. The stock-settled SARs have a weighted average exercise price of $20.30, have a fair value of $8.79 and primarily vest ratably over three years. The following are the assumptions used in the Black-Scholes option pricing model to value SARs for the three months ended March 31, 2010: volatility factor of 46.51%, risk-free interest rate of 2.39%, expected term of 5 years and a dividend yield of zero.

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2010	2009
Selling and marketing	$828	$454
General and administrative	3,258	1,943
Production and programming	257	150

Stock-based compensation expense before income taxes	4,343	2,547
Income tax benefit	(1,574)	(993)

Stock-based compensation expense after income taxes	$2,769	$1,554

Included in stock-based compensation expense are equity awards accounted for as liabilities which are marked to market each reporting period through earnings. As of March 31, 2010, a liability of approximately $0.5 million was recorded for these awards.

As of March 31, 2010, there was approximately $28.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.3 years.

NOTE 7—INCOME TAXES

HSNi calculates its interim income tax provision in accordance with the guidance pertaining to the accounting for income taxes in interim periods. At the end of each interim period, HSNi makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date income or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.

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

For the three months ended March 31, 2010 and 2009, HSNi recorded a tax provision from continuing operations of $11.5 million and $2.0 million, respectively, which represents effective tax rates of 39.5% and 40.2%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to state income taxes.

As a result of the spin-off, HSNi entered into a Tax Sharing Agreement with IAC in which, among other things, each of the Spincos has indemnified IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. Additionally, under the Tax Sharing Agreement, with respect to the consolidated federal income tax return of IAC and its subsidiaries for any taxable year that includes HSNi, IAC shall determine in its sole discretion whether to elect ratable allocation under applicable U.S. Treasury Regulations. HSNi shall, and shall cause each member of its group to, take all actions necessary to give effect to such election. In the event an adjustment with respect to a pre-spin-off period for which IAC is responsible results in a tax benefit to HSNi in a post-spin-off period, HSNi will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible. The provisions set forth in the Tax Sharing Agreement could subject HSNi to future tax contingencies.

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

The Internal Revenue Service (“IRS”) is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of HSNi. The statute of limitations for these years has been extended to December 31, 2010. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years after December 31, 2003. These examinations are expected to be completed by 2011. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal tax returns prepared and filed by IAC prior to the spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

NOTE 8—EARNINGS PER SHARE

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net income:
Continuing operations	$17,668	$2,982
Discontinued operations	(15)	(28)

Net income	$17,653	$2,954

Weighted average number of shares outstanding:
Basic	56,800	56,339
Dilutive effect of stock-based compensation awards	2,245	442

Diluted	59,045	56,781

Net income per share - basic:
Continuing operations	$0.31	$0.05
Discontinued operations	(0.00)	(0.00)

Net income	$0.31	$0.05

Net income per share - diluted:
Continuing operations	$0.30	$0.05
Discontinued operations	(0.00)	(0.00)

Net income	$0.30	$0.05

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	2,357	6,333

NOTE 9—LONG-TERM DEBT

	March 31, 2010	December 31, 2009
Secured credit agreement expiring July 25, 2013:
Term loan	$95,238	$100,000
Revolving credit facility	—	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1st and August 1st which commenced February 1, 2009	240,000	240,000
Unamortized original issue discount on Senior Notes	(1,229)	(1,278)

Total long-term debt	334,009	338,722
Less: current maturities	(6,349)	(4,762)

Long-term debt, net of current maturities	$327,660	$333,960

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five-year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement bears interest based on HSNi’s financial leverage and, as of March 31, 2010, the term loan interest rate was equal to LIBOR plus 2.50% (2.75%). The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of March 31, 2010, with a leverage ratio of 1.44x and an interest coverage ratio of 7.33x. The amount available to HSNi under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of March 31, 2010, there were $27.2 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2010, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $122.8 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement, and HSNi will amortize these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement.

On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes are unsecured and subordinated to all of HSNi’s secured debt. The Senior Notes were issued at a discount of $1.6 million which, along with other issuance expenses of $7.3 million, are being amortized to interest expense over the eight year term of the Senior Notes.

NOTE 10—FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of the Company’s financial assets and liabilities which are carried at cost (in millions):

	March 31, 2010
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Senior Notes	$240.0	$270.0	$270.0	$—	$—
Term Loan	95.2	91.7	—	—	91.7

	December 31, 2009
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Senior Notes	$240.0	$264.0	$264.0	$—	$—
Term Loan	100.0	96.1	—	—	96.1

The fair value of the Senior Notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was based upon discounted cash flows (level 3 criteria).

HSNi measures certain assets, such as intangible assets and property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the three months ended March 31, 2010 and 2009, there were no assets that were required to be recorded at fair value since no impairment indicators were present.

NOTE 11—COMMITMENTS AND CONTINGENCIES

HSNi received a preliminary assessment notification from a state alleging that one of HSNi’s subsidiaries was required to collect and remit sales tax to the state. HSNi does not believe that its subsidiary is obligated to collect and remit these taxes, and intends to vigorously defend its position if the state’s notification results in an assessment. At this time, no assurances can be given as to the outcome nor can a reasonable estimate of liability, if any, be made.

In the ordinary course of business, HSNi is a party to various audits and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property, sales tax and other claims. HSNi establishes reserves for specific legal or tax compliance matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of HSNi, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 7 for discussion related to income tax contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify any forward-looking statements. These forward-looking statements include, among other things, statements relating to the following: HSNi’s future financial performance, HSNi’s business prospects and strategy, anticipated trends and prospects in the various markets in which HSNi’s businesses operate and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to the following: the impact of the current macroeconomic environment on consumer confidence and spending levels; whether national economic stimulus initiatives and measures to stabilize the economy will be successful in achieving their objectives within the expected timeframes; other changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or internet growth; changes in the interest rate environment and developments in the overall credit markets; HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; technological or regulatory changes; changes in senior management; our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services; and changes in product delivery costs. Certain of these and other risks and uncertainties are discussed in HSNi’s filings with the SEC, including the “Risk Factors” section in our Annual Report on Form 10-K filed with the SEC on March 4, 2010. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time.

You should not place undue reliance on these forward-looking statements. We undertake no obligation, and do not intend, to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Historical results should not be considered an indication of future performance.

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

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
HSN	$518,919	9%	$474,928
Cornerstone	164,294	6%	154,692

Total net sales	$683,213	9%	$629,620

HSNi net sales for the three months ended March 31, 2010 increased 9% or $53.6 million as compared to the prior year due to a 9% increase at HSN and a 6% increase at Cornerstone. The number of units shipped in the first quarter of 2010 increased 6% to 12.7 million from 11.9 million and the average price point increased 2% to $59.79 compared to $58.48 in the prior year. Internet sales as a percentage of total net sales for the quarter represented 37.6% of HSNi net sales compared to 36.8% in the prior year.

HSN

Net sales for HSN increased 9% or $44.0 million to $518.9 million as compared to the prior year driven by strong sales increases in electronics, wellness and fashion. HSN.com sales increased 15% over the prior year and now represent 31.6% of HSN’s net sales, up from 30.0% in the prior year. Units shipped increased 6% to 9.9 million from 9.3 million and the average price point increased 4% to $59.36 due to less promotional activity in the current period and product mix.

HSN merchandise categories primarily consist of jewelry, fashion (including apparel & accessories), health & beauty and home & other (including housewares, home fashions, electronics, fitness and other). Divisional product mix at HSN is provided in the table below:

	Three Months Ended March 31,
	2010	2009
Jewelry	14.0%	15.0%
Fashion (apparel & accessories)	12.7%	11.4%
Health & beauty	19.0%	18.7%
Home & other	54.3%	54.9%

Total	100.0%	100.0%

Cornerstone

Net sales for Cornerstone for the first quarter of 2010 increased 6% to $164.3 million despite a 3% reduction in catalog circulation. The sales growth is attributable to an increase in demand in luxury and outdoor products, the execution of strategic merchandising and marketing initiatives and a reduction in return rates. Return rates declined by 150 basis points to 14.7% due to product mix and a continued focus on quality improvement programs.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost of products sold, shipping and handling costs, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in warehouse functions and, in the case of HSN, certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended March 31,
	2010	% Change		2009
	(Dollars in thousands)
Gross profit:
HSN	$171,609	13%		$151,969
HSN gross profit margin	33.1%	110	bp	32.0%
Cornerstone	$64,875	9%		$59,255
Cornerstone gross profit margin	39.5%	120	bp	38.3%
HSNi	$236,484	12%		$211,224
HSNi gross profit margin	34.6%	110	bp	33.5%

bp = basis points

HSN

Gross profit increased 13% to $171.6 million in the first quarter of 2010 compared to $152.0 million in the prior year. Gross profit margin improved 110 basis points to 33.1% compared to 32.0% in the prior year. The improvement in gross profit margin was driven mainly by improved product margins due to less promotional activity.

Cornerstone

Gross profit increased 9% to $64.9 million in the first quarter of 2010 compared to $59.3 million in the prior year. Gross profit margin improved 120 basis points to 39.5% from 38.3% in the prior year. The margin improvement was attributable to reduced promotional activity, a decrease in warehousing labor costs and lower shipping costs due to contract negotiations with certain common carriers completed in the first quarter of the prior year.

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

	Three Months Ended March 31,
	2010	% Change		2009
	(Dollars in thousands)
HSN	$70,796	5%		$67,561
As a percentage of HSN net sales	13.6%	(60 bp	)	14.2%
Cornerstone	$49,703	(10)%		$54,956
As a percentage of Cornerstone net sales	30.3%	(520 bp	)	35.5%
HSNi	$120,499	(2)%		$122,517
As a percentage of HSNi net sales	17.6%	(190 bp	)	19.5%

HSNi’s selling and marketing expense in the first quarter of 2010 decreased $2.0 million to $120.5 million and represents 17.6% of net sales as compared to 19.5% in the prior year. This decrease is primarily due to a $4.5 million reduction in catalog costs associated with a 3% planned reduction in circulation. The decrease was partially offset by an increase in on-air distribution costs associated with higher broadcast rates and additional subscribers in certain markets and an increase in compensation and other employee-related costs.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Three Months Ended March 31,
	2010	% Change		2009
	(Dollars in thousands)
HSN	$39,673	5%		$37,638
As a percentage of HSN net sales	7.6%	(30 bp	)	7.9%
Cornerstone	$14,766	5%		$14,072
As a percentage of Cornerstone net sales	9.0%	(10 bp	)	9.1%
HSNi	$54,439	5%		$51,710
As a percentage of HSNi net sales	8.0%	(20 bp	)	8.2%

HSNi’s general and administrative expense in the first quarter of 2010 increased 5% to $54.4 million compared to $51.7 million in the prior year. This increase is primarily due to compensation expense related to performance driven incentives and stock-based compensation.

Production and Programming Expense

Production and programming expense includes costs related to the production of HSN’s television network. These costs consist primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN. Expenses associated with on-air distribution of HSN, including expenses relating to pay television operators, are included in selling and marketing expense.

	Three Months Ended March 31,
	2010	% Change		2009
	(Dollars in thousands)
Production and programming expense	$14,100	4%		$13,503
As a percentage of HSN net sales	2.7%	(10 bp	)	2.8%

Production and programming expense for the first quarter of 2010 increased 4% to $14.1 million compared to $13.5 million in the prior year. As a percentage of HSN’s net sales, production and programming expense was 2.7% compared to 2.8% in the prior year period.

Depreciation

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
HSN	$7,605	9%	$6,974
Cornerstone	2,205	(11)%	2,477

HSNi	$9,810	4%	$9,451

As a percentage of HSNi net sales	1.4%	(10 bp )	1.5%

HSNi’s depreciation for the three months ended March 31, 2010 increased 4% compared to the same prior year period primarily due to incremental depreciation associated with recent capital expenditures, partially offset by certain fixed assets becoming fully depreciated.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended March 31,
	2010	% Change		2009
	(Dollars in thousands)
HSN	$50,314	43%		$35,259
As a percentage of HSN net sales	9.7%	230	bp	7.4%
Cornerstone	$1,478	116%		$(9,179)
As a percentage of Cornerstone net sales	0.9%	680	bp	(5.9)%
HSNi	$51,792	99%		$26,080
As a percentage of HSNi net sales	7.6%	350	bp	4.1%

HSNi’s Adjusted EBITDA in the first quarter of 2010 increased 99% or $25.7 million from 2009 and represents 7.6% of net sales as compared to 4.1% in the prior year. The increase in Adjusted EBITDA is primarily due to the increase in net sales, the 110 basis point improvement in gross profit margin and leverage over operating expenses.

Operating Income (Loss)

	Three Months Ended March 31,
	2010	% Change		2009
	(Dollars in thousands)
HSN	$39,295	50%		$26,151
As a percentage of HSN net sales	7.6%	210	bp	5.5%
Cornerstone	$(1,800)	85%		$(12,249)
As a percentage of Cornerstone net sales	(1.1)%	680	bp	(7.9)%
HSNi	$37,495	170%		$13,902
As a percentage of HSNi net sales	5.5%	330	bp	2.2%

HSNi’s operating income for the first quarter of 2010 increased 170% or $23.6 million to $37.5 million as compared to $13.9 million in the prior year. The operating margin in 2010 improved to 5.5% compared to 2.2% in 2009. The increase is primarily due to the increase in net sales and the 110 basis point increase in gross profit margin, offset slightly by an increase in non-cash operating expenses.

Other (Expense) Income

	Three Months Ended March 31,
	2010	% Change	2009
	(Dollars in thousands)
Interest income	$82	141%	$34
Interest expense	(8,376)	(6)%	(8,950)

Other (expense) income, net	$(8,294)	(7)%	$(8,916)

As a percentage of HSNi net sales	(1.2)%	(20 bp )	(1.4)%

Interest expense primarily relates to the $240 million of 11.25% senior notes and the five-year term loan. The decrease in interest expense in the first quarter of 2010 compared to 2009 is due to the repayments of the term loan and a decrease in the average interest rate of the term loan.

Income Tax Provision

For the three months ended March 31, 2010, HSNi recorded a tax provision from continuing operations of $11.5 million which represents an effective tax rate of 39.5%. For the three months ended March 31, 2009, HSNi recorded a tax provision from continuing operations of $2.0 million which represents an effective tax rate of 40.2%. The effective tax rates of 39.5% and 40.2% for the three months ended March 31, 2010 and 2009, respectively, are higher than the federal statutory rate of 35% due principally to state income taxes.

Liquidity and Capital Resources

As of March 31, 2010, HSNi had $261.1 million of cash and cash equivalents, down from $269.9 million as of December 31, 2009.

Net cash used in operating activities attributable to continuing operations for the three months ended March 31, 2010 was $10.0 million compared to $39.6 million generated in the same period last year, a decrease of $49.6 million. This variance is principally due to an increase in inventories to support sales growth and increased payments of trade payables and income taxes.

Net cash used in investing activities attributable to continuing operations for the three months ended March 31, 2010 of $4.9 million resulted from capital expenditures. The capital expenditures were for investments in information technology, campus renovations and broadcasting-related investments. Net cash used in investing activities attributable to continuing operations in 2009 of $7.5 million was primarily at HSN and was for investments in equipment relating to high-definition television programming, campus renovations and other information technology and broadcast-related investments.

Net cash provided by financing activities attributable to continuing operations for the three months ended March 31, 2010 was $6.1 million due to cash proceeds of $10.4 million received from the exercise of stock options, partially offset by the repayment of $4.8 million of long-term debt. As of March 31, 2010, $95.2 million was outstanding under the term loan and no amounts were outstanding under the revolving credit facility, except for letters of credit. Net cash used in financing activities attributable to continuing operations in 2009 was $23.8 million due to repayments of $3.8 million of long-term debt and $20.0 million for the revolving credit facility.

The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of March 31, 2010, with a leverage ratio of 1.44x and an interest coverage ratio of 7.33x. The amount available under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of March 31, 2010, there were $27.2 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2010, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $122.8 million.

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

For a description of HSNi’s market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2009. No material changes have occurred in HSNi’s market risks since December 31, 2009.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2010. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are involved in various legal matters arising out of our operations. These matters may relate to claims involving property, personal injury, contract, intellectual property, sales tax and other claims. At May 5, 2010, we are not a party to any legal proceedings that are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. The results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

See Part I, Item 1A., “Risk Factors,” of HSNi’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the risk factors affecting HSNi. There have been no material changes from the risk factors described in the annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description	Location
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2010

HSN, INC.

By:	/s/ JUDY A. SCHMELING
Judy A. Schmeling Executive Vice President and Chief Financial Officer