Form 10-Q
period 2010-06-30
HSN, Inc.
filed 2010-08-04
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 2, 2010, the registrant had 57,539,916 shares of common stock outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$689,992	$640,083	$1,373,205	$1,269,703
Cost of sales	431,331	408,212	878,060	826,608

Gross profit	258,661	231,871	495,145	443,095

Operating expenses:
Selling and marketing	129,997	124,396	250,496	246,912
General and administrative	56,131	53,009	110,570	104,719
Production and programming	14,432	13,957	28,532	27,461
Amortization of intangible assets	141	140	282	281
Depreciation	9,610	9,629	19,420	19,080

Total operating expenses	210,311	201,131	409,300	398,453

Operating income	48,350	30,740	85,845	44,642

Other (expense) income:
Interest income	165	54	247	88
Interest expense	(8,226)	(8,799)	(16,602)	(17,749)

Total other expense, net	(8,061)	(8,745)	(16,355)	(17,661)

Income from continuing operations before income taxes	40,289	21,995	69,490	26,981
Income tax provision	(15,583)	(8,357)	(27,116)	(10,361)

Income from continuing operations	24,706	13,638	42,374	16,620
Loss from discontinued operations, net of tax	—	(28)	(15)	(56)

Net income	$24,706	$13,610	$42,359	$16,564

Income from continuing operations per share:
Basic	$0.43	$0.24	$0.74	$0.29
Diluted	$0.42	$0.24	$0.72	$0.29
Net income per share:
Basic	$0.43	$0.24	$0.74	$0.29
Diluted	$0.42	$0.24	$0.72	$0.29
Shares used in computing earnings per share:
Basic	57,420	56,355	57,112	56,347
Diluted	59,430	57,171	59,239	56,976

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$279,934	$269,921
Accounts receivable, net of allowance of $11,499 and $11,608, respectively	118,929	182,746
Inventories	293,679	261,473
Deferred income taxes	21,055	21,960
Prepaid expenses and other current assets	57,650	47,152

Total current assets	771,247	783,252
Property and equipment, net	153,068	157,051
Intangible assets, net	260,904	261,185
Other non-current assets	15,483	17,162

TOTAL ASSETS	$1,200,702	$1,218,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$195,293	$222,787
Current maturities of long-term debt	12,698	4,762
Accrued expenses and other current liabilities	174,497	222,739

Total current liabilities	382,488	450,288
Long-term debt, net of current maturities	321,359	333,960
Deferred income taxes	75,077	76,413
Other long-term liabilities	17,127	13,959

Total liabilities	796,051	874,620

Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock, $0.01 par value; 300,000,000 authorized shares; 57,473,915 and 56,503,163 issued shares at June 30, 2010 and December 31, 2009, respectively	575	565
Additional paid-in capital	2,437,945	2,419,765
Retained deficit	(2,033,687)	(2,076,046)
Accumulated other comprehensive loss	(182)	(254)

Total shareholders’ equity	404,651	344,030

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,200,702	$1,218,650

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	—	$—	56,222	$562	$2,406,503	$(2,148,534)	$(246)	$258,285
Comprehensive income:
Net income	—	—	—	—	—	72,488	—	72,488
Foreign currency translation	—	—	—	—	—	—	(8)	(8)

Total comprehensive income								72,480
Stock-based compensation expense for equity awards	—	—	—	—	11,264	—	—	11,264
Adjustment to capitalization as a result of the spin-off	—	—	—	—	406	—	—	406
Board of Directors deferred compensation	—	—	—	—	127	—	—	127
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	281	3	1,465	—	—	1,468

Balance as of December 31, 2009	—	—	56,503	565	2,419,765	(2,076,046)	(254)	344,030
Comprehensive income:
Net income	—	—	—	—	—	42,359	—	42,359
Foreign currency translation	—	—	—	—	—	—	72	72

Total comprehensive income								42,431
Stock-based compensation expense for equity awards	—	—	—	—	7,370	—	—	7,370
Board of Directors deferred compensation	—	—	—	—	65	—	—	65
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	971	10	10,745	—	—	10,755

Balance as of June 30, 2010	—	$—	57,474	$575	$2,437,945	$(2,033,687)	$(182)	$404,651

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities attributable to continuing operations:
Net income	$42,359	$16,564
Less: Loss from discontinued operations, net of tax	(15)	(56)

Income from continuing operations	42,374	16,620
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	19,420	19,080
Amortization of intangible assets	282	281
Stock-based compensation expense	9,310	5,027
Amortization of cable and satellite distribution fees	1,679	1,680
Amortization of debt issuance costs	1,285	1,271
Loss on disposition of fixed assets	488	305
Deferred income taxes	(431)	(31)
Bad debt expense	8,265	8,540
Excess tax benefits from stock-based awards	(965)	—
Changes in current assets and liabilities:
Accounts receivable	55,587	36,700
Inventories	(32,206)	36,321
Prepaid expenses and other current assets	(11,686)	(14,591)
Accounts payable, accrued expenses and other current liabilities	(74,472)	(37,160)

Net cash provided by operating activities attributable to continuing operations	18,930	74,043

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(15,854)	(19,121)

Net cash used in investing activities attributable to continuing operations	(15,854)	(19,121)

Cash flows from financing activities attributable to continuing operations:
Repayment under revolving credit facility	—	(20,000)
Repayment of long-term debt	(4,762)	(7,500)
Proceeds from issuance of common stock, net of withholding taxes	10,719	—
Excess tax benefits from stock-based awards	965	—

Net cash provided by (used in) financing activities attributable to continuing operations	6,922	(27,500)

Total cash provided by continuing operations	9,998	27,422
Total cash provided by operating activities attributable to discontinued operations	15	1,034

Net increase in cash and cash equivalents	10,013	28,456
Cash and cash equivalents at beginning of period	269,921	177,463

Cash and cash equivalents at end of period	$279,934	$205,919

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

Company Overview

HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television network; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs including Frontgate, Garnet Hill, Ballard Designs, Improvements, Smith+Noble, The Territory Ahead and TravelSmith; (iii) websites, which consist primarily of HSN.com and the seven branded websites operated by Cornerstone; and (iv) retail stores. HSNi’s television home shopping business and related internet commerce is referred to herein as “HSN” and all catalog operations, including related internet commerce and retail stores, are collectively referred to herein as “Cornerstone.”

HSN offerings primarily consist of jewelry, fashion, beauty & wellness and home & other. Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

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

HSNi has accounted for its international subsidiaries as discontinued operations. The results of operations and cash flows of these subsidiaries have been presented as discontinued operations within the consolidated statements of operations and consolidated statements of cash flows for all periods presented.

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

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	June 30, 2010	December 31, 2009
Capitalized software	$199,744	$190,331
Computer and broadcast equipment	88,822	89,001
Buildings and leasehold improvements	85,318	81,937
Furniture and other equipment	68,853	66,861
Projects in progress	12,305	13,207
Land and land improvements	10,922	11,847

	465,964	453,184
Less: accumulated depreciation and amortization	(312,896)	(296,133)

Total property and equipment, net	$153,068	$157,051

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

HSNi’s primary metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (i) stock-based compensation expense and amortization of non-cash marketing, (ii) amortization of intangibles, (iii) depreciation and gains and losses on asset dispositions, (iv) goodwill, long-lived asset and intangible asset impairments, (v) pro forma adjustments for significant acquisitions, and (vi) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail and media industries. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s consolidated statements of operations of certain expenses, including stock-based compensation, amortization of non-cash marketing, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and one-time items.

The following tables reconcile Adjusted EBITDA to operating income (loss) for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$45,064	$18,489	$63,553	$38,355	$4,900	$43,255
Stock-based compensation expense	(2,771)	(2,196)	(4,967)	(2,044)	(436)	(2,480)
Amortization of intangible assets	(141)	—	(141)	(140)	—	(140)
Depreciation	(7,262)	(2,348)	(9,610)	(7,160)	(2,469)	(9,629)
Loss on disposition of fixed assets	(426)	(59)	(485)	(261)	(5)	(266)

Operating income	$34,464	$13,886	48,350	$28,750	$1,990	30,740

Other expense, net			(8,061)			(8,745)

Income from continuing operations before income taxes			40,289			21,995
Income tax provision			(15,583)			(8,357)

Income from continuing operations			24,706			13,638
Loss from discontinued operations, net of tax			—			(28)

Net income			$24,706			$13,610

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$95,378	$19,967	$115,345	$73,614	$(4,279)	$69,335
Stock-based compensation expense	(6,042)	(3,268)	(9,310)	(3,999)	(1,028)	(5,027)
Amortization of intangible assets	(282)	—	(282)	(281)	—	(281)
Depreciation	(14,867)	(4,553)	(19,420)	(14,134)	(4,946)	(19,080)
Loss on disposition of fixed assets	(428)	(60)	(488)	(299)	(6)	(305)

Operating income (loss)	$73,759	$12,086	85,845	$54,901	$(10,259)	44,642

Other expense, net			(16,355)			(17,661)

Income from continuing operations before income taxes			69,490			26,981
Income tax provision			(27,116)			(10,361)

Income from continuing operations			42,374			16,620
Loss from discontinued operations, net of tax			(15)			(56)

Net income			$42,359			$16,564

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
HSN	$466,411	$454,227	$985,330	$929,155
Cornerstone	223,581	185,856	387,875	340,548

Total	$689,992	$640,083	$1,373,205	$1,269,703

NOTE 5—COMPREHENSIVE INCOME

Comprehensive income is comprised of (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$24,706	$13,610	$42,359	$16,564
Other comprehensive income (loss)	42	(28)	72	2

Total comprehensive income	$24,748	$13,582	$42,431	$16,566

Accumulated other comprehensive loss included in the consolidated balance sheets at June 30, 2010 and December 31, 2009 is solely related to foreign currency translation and is recorded net of tax.

NOTE 6—STOCK-BASED AWARDS

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. As of June 30, 2010, there were approximately 3.5 million shares of common stock available for grants under the Plan. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”) and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan are required to be priced at or above the fair market value of HSNi’s stock on the date of grant.

During the six months ended June 30, 2010, HSNi granted approximately 441,000 RSUs and 507,000 stock-settled SARs. The RSUs have a weighted average fair value of $20.80 and they primarily vest over three years. The stock-settled SARs have a weighted average exercise price of $20.30, have a fair value of $8.79 and primarily vest ratably over three years. The following are the assumptions used in the Black-Scholes option pricing model to value SARs for the six months ended June 30, 2010: volatility factor of 46.51%, risk-free interest rate of 2.39%, expected term of 5 years and a dividend yield of zero.

Additionally, during the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable is based on the extent to which certain pre-established performance goals for Cornerstone are achieved during the three-year period ending December 31, 2012. The amount earned pursuant to the award will be measured at the end of the requisite service period and is expected to be settled in shares of HSNi common stock. These equity awards are accounted for as liabilities which are remeasured each reporting period based on the probability of achievement of the performance conditions. As of June 30, 2010, a liability of approximately $1.9 million was recorded for these awards.

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Selling and marketing	$650	$407	$1,478	$861
General and administrative	4,099	1,916	7,357	3,859
Production and programming	218	157	475	307

Stock-based compensation expense before income taxes	4,967	2,480	9,310	5,027
Income tax benefit	(1,823)	(937)	(3,397)	(1,930)

Stock-based compensation expense after income taxes	$3,144	$1,543	$5,913	$3,097

As of June 30, 2010, there was approximately $25.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.12 years.

NOTE 7—INCOME TAXES

HSNi calculates its interim income tax provision in accordance with the accounting guidance for income taxes in interim periods. At the end of each interim period, HSNi makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date income or loss. The tax or benefit related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.

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

For the three and six months ended June 30, 2010, HSNi recorded a tax provision from continuing operations of $15.6 million and $27.1 million, respectively, which represents effective tax rates of 38.7% and 39.0%, respectively. For the three and six months ended June 30, 2009, HSNi recorded a tax provision from continuing operations of $8.4 million and $10.4 million, respectively, which represents effective tax rates of 38.0% and 38.4%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to state income taxes.

As a result of the spin-off, HSNi entered into a Tax Sharing Agreement with IAC in which, among other things, each of the Spincos has indemnified IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the Internal Revenue Service (“IRS”) private letter ruling and/or tax opinions. Additionally, under the Tax Sharing Agreement, with respect to the consolidated federal income tax return of IAC and its subsidiaries for any taxable year that includes HSNi, IAC shall determine in its sole discretion whether to elect ratable allocation under applicable U.S. Treasury Regulations. HSNi shall, and shall cause each member of its group to, take all actions necessary to give effect to such election. In the event an adjustment with respect to a pre-spin-off period for which IAC is responsible results in a tax benefit to HSNi in a post-spin-off period, HSNi will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible. The provisions set forth in the Tax Sharing Agreement could subject HSNi to future tax contingencies.

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

The IRS is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of HSNi. The statute of limitations for these years has been extended to December 31, 2010. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years after December 31, 2003. These examinations are expected to be completed by 2011. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal tax returns prepared and filed by IAC prior to the spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income:
Continuing operations	$24,706	$13,638	$42,374	$16,620
Discontinued operations	—	(28)	(15)	(56)

Net income	$24,706	$13,610	$42,359	$16,564

Weighted average number of shares outstanding:
Basic	57,420	56,355	57,112	56,347
Dilutive effect of stock-based compensation awards	2,010	816	2,127	629

Diluted	59,430	57,171	59,239	56,976

Net income per share—basic:
Continuing operations	$0.43	$0.24	$0.74	$0.29
Discontinued operations	—	(0.00)	(0.00)	(0.00)

Net income	$0.43	$0.24	$0.74	$0.29

Net income per share—diluted:
Continuing operations	$0.42	$0.24	$0.72	$0.29
Discontinued operations	—	(0.00)	(0.00)	(0.00)

Net income	$0.42	$0.24	$0.72	$0.29

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	1,570	4,964	1,964	5,649

NOTE 9—LONG-TERM DEBT

	June 30, 2010	December 31, 2009
Secured credit agreement expiring July 25, 2013:
Term loan	$95,238	$100,000
Revolving credit facility	—	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1st and August 1st which commenced February 1, 2009	240,000	240,000
Unamortized original issue discount on Senior Notes	(1,181)	(1,278)

Total long-term debt	334,057	338,722
Less: current maturities	(12,698)	(4,762)

Long-term debt, net of current maturities	$321,359	$333,960

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five-year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement bears interest based on HSNi’s financial leverage and, as of June 30, 2010, the term loan interest rate was equal to LIBOR plus 2.00% (2.35%). The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of June 30, 2010, with a leverage ratio of 1.33x and an interest coverage ratio of 8.11x. The amount available to HSNi under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of June 30, 2010, there were $34.3 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of June 30, 2010, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $115.7 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement and will amortize these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement.

On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes are unsecured and subordinated to all of HSNi’s secured debt. The Senior Notes were issued at a discount of $1.6 million which, along with other issuance expenses of $7.3 million, are being amortized to interest expense over the eight-year term of the Senior Notes.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in millions):

	June 30, 2010
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240.0	$268.8	$268.8	$—	$—
Term Loan	95.2	91.0	—	—	91.0

	December 31, 2009
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240.0	$264.0	$264.0	$—	$—
Term Loan	100.0	96.1	—	—	96.1

The fair value of the Senior Notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was based upon discounted cash flows (level 3 criteria).

HSNi measures certain assets, such as intangible assets and property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the six months ended June 30, 2010 and 2009, there were no assets that were required to be recorded at fair value since no impairment indicators were present.

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

In the ordinary course of business, HSNi is a party to various audits and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property, sales tax, regulatory compliance and other claims. HSNi establishes reserves for specific legal or tax compliance matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of HSNi, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 7 for discussion related to income tax contingencies.

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

Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to the following: the impact of the continued macroeconomic environment on consumer confidence and spending levels; whether national economic stimulus initiatives and measures to stabilize financial institutions and the economy will be successful in achieving their objectives within the expected timeframes; other changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or internet growth; any technological or regulatory developments that could negatively impact the way we do business; changes in the interest rate environment and developments in the overall credit markets; HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; the loss of any key member of our senior management team; our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services; and changes in product delivery costs. Certain of these and other risks and uncertainties are discussed in HSNi’s filings with the SEC, including the “Risk Factors” section in our Annual Report on Form 10-K filed with the SEC on March 4, 2010. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$466,411	3%	$454,227	$985,330	6%	$929,155
Cornerstone	223,581	20%	185,856	387,875	14%	340,548

Total net sales	$689,992	8%	$640,083	$1,373,205	8%	$1,269,703

HSNi net sales for the three months ended June 30, 2010 increased 8%, or $49.9 million, as compared to the prior year due to a 3% increase at HSN and a 20% increase at Cornerstone. The number of units shipped in the second quarter of 2010 increased 8% to 12.7 million as compared 11.7 million in the prior year and the average price point was relatively flat at $60.53 as compared to $60.60 in the prior year. Internet sales as a percentage of total net sales for the quarter represented 38.5% of HSNi net sales compared to 35.8% in the prior year.

HSNi net sales for the six months ended June 30, 2010 increased 8%, or $103.5 million, as compared to the same period in 2009 due to a 6% increase at HSN and a 14% increase at Cornerstone. The number of units shipped in the first half of 2010 increased 7% to 25.3 million from 23.6 million and the average price point increased 1% to $60.16 from $59.53. Internet sales as a percentage of total net sales continued to grow in the first half of 2010 representing 38.1% of HSNi net sales as compared to 36.3% in the prior year.

HSN

HSN merchandise categories primarily consist of jewelry, fashion (including apparel & accessories), beauty & wellness and home & other (including housewares, home fashions, electronics, fitness and other). Divisional product mix at HSN is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Jewelry	16.1%	17.7%	15.0%	16.3%
Fashion (apparel & accessories)	14.0%	10.2%	13.2%	10.8%
Beauty & wellness	20.6%	20.6%	19.8%	19.6%
Home & other	49.3%	51.5%	52.0%	53.3%

Total	100.0%	100.0%	100.0%	100.0%

Net sales for HSN for the second quarter of 2010 increased 3% to $466.4 million compared to $454.2 million in the prior year. Due primarily to a strategic shift in product mix towards the fashion and wellness categories, units shipped increased 6% and the average price point decreased 2% compared to the prior year. HSN.com sales grew 10% over the prior year representing 30.4% of HSN’s net sales, up from 28.4% in the prior year.

Net sales for HSN for the six months ended June 30, 2010 increased 6% to $985.3 million from $929.2 million in the prior year. Shipped units increased by 6% and the average price point increased by 1% to $58.03 compared to the same period in the prior year. HSN.com net sales grew 13% over the prior year representing 31.0% of HSN’s total net sales, up from 29.2% in the prior year.

Cornerstone

Net sales for Cornerstone for the second quarter of 2010 increased 20% to $223.6 million compared to the prior year. The sales growth is attributable to an increase in demand for luxury and outdoor products, the execution of strategic merchandising and marketing initiatives and our investment in catalog circulation in Cornerstone’s three largest brands, Frontgate, Ballard Designs and Garnet Hill. The number of units shipped increased 16% and the average price point increased 2% to $71.81 compared to the prior year. Internet sales penetration increased 140 basis points and represents 55.4% of Cornerstone’s net sales.

Net sales for Cornerstone for the six months ended June 30, 2010 increased 14% to $387.9 million compared to $340.5 million in the prior year. As discussed previously, the increase is attributable to the increase in consumer demand for luxury and outdoor products, the execution of strategic merchandising and marketing initiatives and our investment in catalog circulation in Cornerstone’s three largest brands, Frontgate, Ballard Designs and Garnet Hill. The average price point and units shipped increased 1% and 11%, respectively, in the first half of 2010 as compared to the prior year. Internet sales represented 55.9% of net sales in 2010 as compared to 55.5% in 2009.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost of products sold, shipping and handling costs, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in warehouse functions and certain warehousing and fulfillment costs.

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$162,189	6%	$152,773	$333,798	10%	$304,742
HSN gross profit margin	34.8%	120 bp	33.6%	33.9%	110 bp	32.8%
Cornerstone	$96,472	22%	$79,098	$161,347	17%	$138,353
Cornerstone gross profit margin	43.1%	50 bp	42.6%	41.6%	100 bp	40.6%
HSNi	$258,661	12%	$231,871	$495,145	12%	$443,095
HSNi gross profit margin	37.5%	130 bp	36.2%	36.1%	120 bp	34.9%

bp = basis points

HSN

Gross profit for HSN for the second quarter of 2010 increased 6% to $162.2 million compared to $152.8 million in the prior year. Gross profit margin improved 120 basis points to 34.8% compared to 33.6% in the prior year. The improvement in gross profit margin was mainly driven by the product mix shift towards fashion and wellness which typically carry lower price points and higher margins.

Gross profit for HSN for the six months ended June 30, 2010 increased 10% to $333.8 million from $304.7 million in the prior year. Gross profit margin improved 110 basis points to 33.9% from 32.8% in the prior year. The improvement in gross profit margin was mainly driven by the product mix shift towards fashion and wellness and improved product margins due to less promotional activity.

Cornerstone

Gross profit for Cornerstone increased 22% to $96.5 million in the second quarter of 2010 compared to $79.1 million in the prior year. Gross profit margin improved 50 basis points to 43.1% from 42.6% and was attributable to reduced promotional activity and leverage over warehousing costs due to the revenue growth and warehouse efficiencies.

Gross profit for Cornerstone for the six months ended June 30, 2010 increased 17% to $161.3 million compared to $138.4 million in the prior year. Gross profit margin improved 100 basis points to 41.6% from 40.6%. The margin improvement was attributable to reduced promotional activity and leverage over warehousing costs due to the revenue growth and warehouse efficiencies.

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

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$66,872	4%	$64,478	$137,668	4%	$132,039
As a percentage of HSN net sales	14.3%	10 bp	14.2%	14.0%	(20 bp)	14.2%
Cornerstone	$63,125	5%	$59,918	$112,828	(2%)	$114,873
As a percentage of Cornerstone net sales	28.2%	(400 bp)	32.2%	29.1%	(460 bp)	33.7%
HSNi	$129,997	5%	$124,396	$250,496	1%	$246,912
As a percentage of HSNi net sales	18.8%	(60 bp)	19.4%	18.2%	(120 bp)	19.4%

HSNi’s selling and marketing expense for the second quarter of 2010 increased $5.6 million to $130.0 million and represents 18.8% of net sales as compared to 19.4% in the prior year. The increase in expense is primarily due to an increase in compensation and other employee-related costs due to increased headcount and an increase in Cornerstone’s catalog costs associated with a 16% increase in circulation.

HSNi’s selling and marketing expense for the six months ended June 30, 2010 increased $3.6 million to $250.5 million and represents 18.2% of net sales as compared to 19.4% in the prior year. The increase in the expense is primarily due to an increase in compensation and other employee-related costs due to increased headcount and an increase in HSN’s on-air distribution costs associated with additional subscribers in certain markets, partially offset by a decrease in Cornerstone’s catalog costs. The decrease in catalog costs was primarily attributable to the timing of the catalog mailings as catalog costs are amortized over the expected future revenue stream.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$39,019	2%	$38,287	$78,691	4%	$75,925
As a percentage of HSN net sales	8.4%	0 bp	8.4%	8.0%	(20 bp)	8.2%
Cornerstone	$17,112	16%	$14,722	$31,879	11%	$28,794
As a percentage of Cornerstone net sales	7.7%	(20 bp)	7.9%	8.2%	(30 bp)	8.5%
HSNi	$56,131	6%	$53,009	$110,570	6%	$104,719
As a percentage of HSNi net sales	8.1%	(20 bp)	8.3%	8.1%	(10 bp)	8.2%

HSNi’s general and administrative expense for the second quarter of 2010 increased 6% to $56.1 million compared to $53.0 million in the prior year. This increase is primarily attributable to compensation expense related to performance-driven incentives and stock-based compensation for performance-based awards.

HSNi’s general and administrative expense for the six months ended June 30, 2010 increased 6% to $110.6 million compared to $104.7 million in the prior year. This increase is primarily due to compensation expense related to performance-driven incentives and stock-based compensation for performance-based awards.

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

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
Production and programming expense	$14,432	3%	$13,957	$28,532	4%	$27,461
As a percentage of HSN net sales	3.1%	0 bp	3.1%	2.9%	(10 bp)	3.0%

Production and programming expense for the second quarter of 2010 increased 3% to $14.4 million compared to $14.0 million in the prior year. As a percentage of HSN’s net sales, production and programming expense was 3.1% for the three months ended June 30, 2010 and 2009, respectively.

Production and programming expense for the six months ended June 30, 2010 increased 4% to $28.5 million compared to $27.5 million in the prior year. As a percentage of HSN’s net sales, production and programming expense was 2.9% compared to 3.0% in the prior year period.

Depreciation

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,262	1%	$7,160	$14,867	5%	$14,134
Cornerstone	2,348	(5%)	2,469	4,553	(8%)	4,946

HSNi	$9,610	(0%)	$9,629	$19,420	2%	$19,080

As a percentage of HSNi net sales	1.4%	(10 bp)	1.5%	1.4%	(10 bp)	1.5%

HSNi’s depreciation for the second quarter of 2010 and 2009 was $9.6 million. Depreciation for the six months ended June 30, 2010 was $19.4 million compared to $19.1 million in the prior year and represents 1.4% of net sales compared to 1.5% in the prior year.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$45,064	17%	$38,355	$95,378	30%	$73,614
As a percentage of HSN net sales	9.7%	130 bp	8.4%	9.7%	180 bp	7.9%
Cornerstone	$18,489	277%	$4,900	$19,967	567%	$(4,279)
As a percentage of Cornerstone net sales	8.3%	570 bp	2.6%	5.1%	640 bp	(1.3%)
HSNi	$63,553	47%	$43,255	$115,345	66%	$69,335
As a percentage of HSNi net sales	9.2%	240 bp	6.8%	8.4%	290 bp	5.5%

HSNi’s Adjusted EBITDA for the second quarter of 2010 increased 47% or $20.3 million from 2009 and represents 9.2% of net sales compared to 6.8% in the prior year. The increase in Adjusted EBITDA is primarily due to the increase in net sales and the 130 basis point improvement in gross profit margin, offset slightly by increases in compensation and employee-related costs and investments in Cornertone’s catalog circulation.

HSNi’s Adjusted EBITDA for the six months ended June 30, 2010 increased 66% or $46.0 million from 2009 and represents 8.4% of net sales as compared to 5.5% in the prior year. The increase in Adjusted EBITDA is primarily due to the increase in net sales and the 120 basis point improvement in gross profit margin, offset slightly by increases in compensation and employee-related costs and HSN’s on-air distribution costs.

Operating Income (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$34,464	20%	$28,750	$73,759	34%	$54,901
As a percentage of HSN net sales	7.4%	110 bp	6.3%	7.5%	160 bp	5.9%
Cornerstone	$13,886	598%	$1,990	$12,086	218%	$(10,259)
As a percentage of Cornerstone net sales	6.2%	510 bp	1.1%	3.1%	610 bp	(3.0%)
HSNi	$48,350	57%	$30,740	$85,845	92%	$44,642
As a percentage of HSNi net sales	7.0%	220 bp	4.8%	6.3%	280 bp	3.5%

HSNi’s operating income for the second quarter of 2010 increased 57% or $17.6 million to $48.4 million compared to $30.7 million in the prior year. The operating margin in 2010 improved to 7.0% compared 4.8% in 2009. The improvement is due to the increase in net sales and the 130 basis point increase in gross profit margin, offset slightly by increases in compensation and employee-related costs, including stock-based compensation, and investments in Cornerstone’s catalog circulation.

HSNi’s operating income for the six months ended June 30, 2010 increased 92% or $41.2 million to $85.8 million as compared to $44.6 million in the prior year. The operating margin in 2010 improved to 6.3% compared to 3.5% in 2009. The increase is primarily due to the increase in net sales and the 120 basis point increase in gross profit margin, offset slightly by increases in compensation and employee-related costs, including stock-based compensation, and HSN’s on-air distribution costs.

Other (Expense) Income

	Three Months Ended June 30,			Six Months Ended June 30,

	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$165	206%	$54	$247	181%	$88
Interest expense	(8,226)	7%	(8,799)	(16,602)	6%	(17,749)

Other (expense) income, net	$(8,061)	8%	$(8,745)	$(16,355)	7%	$(17,661)

As a percentage of HSNi net sales	(1.2%)	(20 bp)	(1.4%)	(1.2%)	(20 bp)	(1.4%)

Interest expense primarily relates to the $240 million of Senior Notes and the five-year term loan. The decrease in interest expense for the three and six months ended June 30, 2010 compared to 2009 is due to the repayment of the term loan and a decrease in the average interest rate of the term loan.

Income Tax Provision

For the three and six months ended June 30, 2010, HSNi recorded a tax provision from continuing operations of $15.6 million and $27.1 million, respectively, which represents effective tax rates of 38.7% and 39.0%, respectively. For the three and six months ended June 30, 2009, HSNi recorded a tax provision from continuing operations of $8.4 million and $10.4 million, respectively, which represents effective tax rates of 38.0% and 38.4%, respectively. The effective tax rates for all periods presented are higher than the federal statutory rate of 35% due principally to state income taxes.

Liquidity and Capital Resources

As of June 30, 2010, HSNi had $279.9 million of cash and cash equivalents, up from $269.9 million as of December 31, 2009.

Net cash provided by operating activities attributable to continuing operations for the six months ended June 30, 2010 was $18.9 million compared to $74.0 million in the same period last year, a decrease of $55.1 million. This variance is principally due to an increase in inventories to support sales growth and increased payments of trade payables and income taxes, partially offset by the improved operating performance and collection of accounts receivables at HSN.

Net cash used in investing activities attributable to continuing operations for the six months ended June 30, 2010 of $15.9 million resulted from capital expenditures. The capital expenditures were for investments in information technology, campus renovations and broadcasting-related investments. Net cash used in investing activities attributable to continuing operations in 2009 of $19.1 million was primarily at HSN and was for investments in high-definition television programming, campus renovations and other information technology and broadcasting-related investments.

Net cash provided by financing activities attributable to continuing operations for the six months ended June 30, 2010 was $6.9 million due to cash proceeds of $10.7 million received from the issuance of common stock pursuant to stock-based awards, net of withholding taxes, partially offset by the repayment of $4.8 million of long-term debt. As of June 30, 2010, $95.2 million was outstanding under the term loan and no amounts were outstanding under the revolving credit facility, except for letters of credit. Net cash used in financing activities attributable to continuing operations in 2009 was $27.5 million due to repayments of $20.0 million for the revolving credit facility and $7.5 million of long-term debt.

The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of June 30, 2010, with a leverage ratio of 1.33x and an interest coverage ratio of 8.11x. The amount available under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of June 30, 2010, there were $34.3 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of June 30, 2010, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $115.7 million.

HSNi does not currently have any material commitments for capital expenditures; however, management does anticipate that HSNi will need to make capital and other expenditures in connection with the development and expansion of its operations. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

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

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2010. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are involved in various legal matters arising out of our operations. These matters may relate to claims involving property, personal injury, contract, intellectual property, sales tax, regulatory compliance and other claims. At August 4, 2010, we are not a party to any legal proceedings that are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. The results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description	Location

4.1	Second Supplemental Indenture dated as of January 1, 2010 between HSN, Inc., as Issuer, and The Bank of New York Mellon, as Trustee	Filed herewith

10.1	Form of Performance Cash Award Agreement *	Filed herewith

10.2	Amendment No. 1 to the Second Amended and Restated 2008 Stock and Annual Incentive Plan dated as of February 24, 2010 *	Filed herewith

10.3	Employee Stock Purchase Plan	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

* Reflects management contracts and management and director compensation plans.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2010

HSN, INC.

By:	/s/ JUDY A. SCHMELING
Judy A. Schmeling Executive Vice President and Chief Financial Officer