Form 10-Q
period 2010-09-30
HSN, Inc.
filed 2010-11-03
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 1, 2010, the registrant had 57,753,558 shares of common stock, $0.01 par value per share, outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$708,359	$641,244	$2,081,564	$1,910,947
Cost of sales	458,632	404,176	1,336,693	1,230,784

Gross profit	249,727	237,068	744,871	680,163

Operating expenses:
Selling and marketing	132,404	120,997	382,899	367,909
General and administrative	58,654	55,501	169,224	160,220
Production and programming	16,165	14,922	44,697	42,383
Amortization of intangible assets	141	140	422	421
Depreciation	9,566	9,430	28,986	28,510

Total operating expenses	216,930	200,990	626,228	599,443

Operating income	32,797	36,078	118,643	80,720

Other (expense) income:
Interest income	182	124	428	212
Interest expense	(8,271)	(8,768)	(24,873)	(26,517)

Total other expense, net	(8,089)	(8,644)	(24,445)	(26,305)

Income from continuing operations before income taxes	24,708	27,434	94,198	54,415
Income tax provision	(9,821)	(10,849)	(36,938)	(21,210)

Income from continuing operations	14,887	16,585	57,260	33,205
Loss from discontinued operations, net of tax	(9)	(13)	(24)	(69)

Net income	$14,878	$16,572	$57,236	$33,136

Income from continuing operations per share:
Basic	$0.26	$0.29	$1.00	$0.59
Diluted	$0.25	$0.29	$0.96	$0.58
Net income per share:
Basic	$0.26	$0.29	$1.00	$0.59
Diluted	$0.25	$0.29	$0.96	$0.58
Shares used in computing earnings per share:
Basic	57,607	56,391	57,279	56,362
Diluted	59,724	57,502	59,403	57,151

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$259,386	$269,921
Accounts receivable, net of allowance of $10,498 and $11,608, respectively	133,116	182,746
Inventories	338,378	261,473
Deferred income taxes	22,101	21,960
Prepaid expenses and other current assets	51,245	47,152

Total current assets	804,226	783,252
Property and equipment, net	153,071	157,051
Intangible assets, net	260,763	261,185
Other non-current assets	13,924	17,162

TOTAL ASSETS	$1,231,984	$1,218,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$209,359	$222,787
Current maturities of long-term debt	19,048	4,762
Accrued expenses and other current liabilities	171,021	222,739

Total current liabilities	399,428	450,288
Long-term debt, net of current maturities	315,059	333,960
Deferred income taxes	71,516	76,413
Other long-term liabilities	18,999	13,959

Total liabilities	805,002	874,620

Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock, $0.01 par value; 300,000,000 authorized shares; 57,712,773 and 56,503,163 issued shares at September 30, 2010 and December 31, 2009, respectively	577	565

Additional paid-in capital	2,445,215	2,419,765
Retained deficit	(2,018,810)	(2,076,046)
Accumulated other comprehensive loss	—	(254)

Total shareholders’ equity	426,982	344,030

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,231,984	$1,218,650

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2008	—	$—	56,222	$562	$2,406,503	$(2,148,534)	$(246)	$258,285
Comprehensive income:
Net income	—	—	—	—	—	72,488	—	72,488
Foreign currency translation	—	—	—	—	—	—	(8)	(8)

Total comprehensive income								72,480
Stock-based compensation expense for equity awards	—	—	—	—	11,391	—	—	11,391
Adjustment to capitalization as a result of the spin-off	—	—	—	—	406	—	—	406
Issuance of common stock from stock-based compensation awards	—	—	281	3	1,465	—	—	1,468

Balance as of December 31, 2009	—	—	56,503	565	2,419,765	(2,076,046)	(254)	344,030
Comprehensive income:
Net income	—	—	—	—	—	57,236	—	57,236
Foreign currency translation	—	—	—	—	—	—	254	254

Total comprehensive income								57,490
Stock-based compensation expense for equity awards	—	—	—	—	12,260	—	—	12,260
Issuance of common stock fromstock-based compensation awards	—	—	1,210	12	13,190	—	—	13,202

Balance as of September 30, 2010	—	$—	57,713	$577	$2,445,215	$(2,018,810)	$—	$426,982

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities attributable to continuing operations:
Net income	$57,236	$33,136
Less: Loss from discontinued operations, net of tax	(24)	(69)

Income from continuing operations	57,260	33,205
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	28,986	28,510
Amortization of intangible assets	422	421
Stock-based compensation expense	15,063	8,084
Amortization of cable and satellite distribution fees	2,519	2,520
Amortization of debt issuance costs	1,929	1,915
Loss on disposition of fixed assets	1,208	398
Deferred income taxes	(4,777)	(4,665)
Bad debt expense	12,981	11,757
Excess tax benefits from stock-based awards	(1,383)	—
Changes in current assets and liabilities:
Accounts receivable	36,763	29,079
Inventories	(76,905)	9,490
Prepaid expenses and other current assets	(5,156)	(4,740)
Accounts payable, accrued expenses and other current liabilities	(62,740)	1,037

Net cash provided by operating activities attributable to continuing operations	6,170	117,011

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(26,153)	(25,512)

Net cash used in investing activities attributable to continuing operations	(26,153)	(25,512)

Cash flows from financing activities attributable to continuing operations:
Repayment under revolving credit facility	—	(20,000)
Repayment of long-term debt	(4,762)	(11,250)
Proceeds from issuance of common stock, net of withholding taxes	12,823	—
Excess tax benefits from stock-based awards	1,383	—

Net cash provided by (used in) financing activities attributable to continuing operations	9,444	(31,250)

Total cash (used in) provided by continuing operations	(10,539)	60,249
Total cash provided by operating activities attributable to discontinued operations	4	1,028

Net (decrease) increase in cash and cash equivalents	(10,535)	61,277
Cash and cash equivalents at beginning of period	269,921	177,463

Cash and cash equivalents at end of period	$259,386	$238,740

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

Company Overview

HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and private label merchandise directly to consumers through (i) a television home shopping programming broadcast on the HSN television network; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs including Frontgate, Garnet Hill, Ballard Designs, Improvements, Smith+Noble, The Territory Ahead and TravelSmith; (iii) websites, which consist primarily of HSN.com and the seven branded websites operated by Cornerstone; and (iv) retail stores. HSNi’s television home shopping business and related internet commerce is referred to herein as “HSN” and all catalog operations, including related internet commerce and retail stores, are collectively referred to herein as “Cornerstone.”

HSN offerings primarily consist of jewelry, fashion, beauty & wellness and home & other. Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

Basis of Presentation

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. The spin-off from IAC occurred on August 20, 2008 concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc., and Tree.com, Inc. Throughout these financial statements, the separation transaction is referred to as the “spin-off” and each of these companies as “Spincos.” Effective August 21, 2008, HSNi’s shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.”

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

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	September 30, 2010	December 31, 2009
Capitalized software	$203,526	$190,331
Computer and broadcast equipment	94,171	89,001
Buildings and leasehold improvements	88,849	81,937
Furniture and other equipment	71,741	66,861
Projects in progress	6,216	13,207
Land and land improvements	10,922	11,847

	475,425	453,184
Less: accumulated depreciation and amortization	(322,354)	(296,133)

Total property and equipment, net	$153,071	$157,051

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

HSNi’s primary metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (1) non-cash charges including: (a) stock-based compensation expense, (b) amortization of non-cash marketing, (c) amortization of intangibles, (d) depreciation and gains and losses on asset dispositions, and (e) goodwill, long-lived asset and intangible asset impairments; (2) pro forma adjustments for significant acquisitions; and (3) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail and media industries. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s consolidated statements of operations of certain expenses, including stock-based compensation, amortization of non-cash marketing, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and one-time items.

The following tables reconcile Adjusted EBITDA to operating income (loss) for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$43,122	$5,855	$48,977	$47,061	$1,737	$48,798
Stock-based compensation expense	(4,057)	(1,696)	(5,753)	(2,463)	(594)	(3,057)
Amortization of intangible assets	(141)	—	(141)	(140)	—	(140)
Depreciation	(7,460)	(2,106)	(9,566)	(7,253)	(2,177)	(9,430)
Loss on disposition of fixed assets	(720)	—	(720)	(61)	(32)	(93)

Operating income (loss)	$30,744	$2,053	32,797	$37,144	$(1,066)	36,078

Other expense, net			(8,089)			(8,644)

Income from continuing operations before income taxes			24,708			27,434
Income tax provision			(9,821)			(10,849)

Income from continuing operations			14,887			16,585
Loss from discontinued operations, net of tax			(9)			(13)

Net income			$14,878			$16,572

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$138,498	$25,824	$164,322	$120,675	$(2,542)	$118,133
Stock-based compensation expense	(10,098)	(4,965)	(15,063)	(6,462)	(1,622)	(8,084)
Amortization of intangible assets	(422)	—	(422)	(421)	—	(421)
Depreciation	(22,327)	(6,659)	(28,986)	(21,387)	(7,123)	(28,510)
Loss on disposition of fixed assets	(1,148)	(60)	(1,208)	(360)	(38)	(398)

Operating income (loss)	$104,503	$14,140	118,643	$92,045	$(11,325)	80,720

Other expense, net			(24,445)			(26,305)

Income from continuing operations before income taxes			94,198			54,415
Income tax provision			(36,938)			(21,210)

Income from continuing operations			57,260			33,205
Loss from discontinued operations, net of tax			(24)			(69)

Net income			$57,236			$33,136

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales:
HSN	$493,743	$466,973	$1,479,073	$1,396,128
Cornerstone	214,616	174,271	602,491	514,819

Total	$708,359	$641,244	$2,081,564	$1,910,947

NOTE 5—COMPREHENSIVE INCOME

Comprehensive income is comprised of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$14,878	$16,572	$57,236	$33,136
Other comprehensive income (loss)	182	(18)	254	(16)

Total comprehensive income	$15,060	$16,554	$57,490	$33,120

Accumulated other comprehensive loss included in the consolidated balance sheets at December 31, 2009 is solely related to foreign currency translation and is recorded net of tax.

NOTE 6—STOCK-BASED AWARDS

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. As of September 30, 2010, there were approximately 3.3 million shares of common stock available for grants under the Plan. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”) and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan are required to be priced at or above the fair market value of HSNi’s stock on the date of grant.

During the nine months ended September 30, 2010, HSNi granted approximately 654,000 RSUs and 507,000 stock-settled SARs. The RSUs have a weighted average fair value of $23.27 and they primarily vest over three years. The stock-settled SARs have a weighted average exercise price of $20.30, have a fair value of $8.79 and primarily vest ratably over three years. The following are the assumptions used in the Black-Scholes option pricing model to value SARs for the nine months ended September 30, 2010: volatility factor of 46.51%, risk-free interest rate of 2.39%, expected term of 5 years and a dividend yield of zero.

Additionally, during the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable is based on the extent to which certain pre-established performance goals for Cornerstone are achieved during the three-year period ending December 31, 2012. The amount earned pursuant to the award will be measured at the end of the requisite service period and is expected to be settled in shares of HSNi common stock. These equity awards are accounted for as liabilities which are remeasured each reporting period based on the probability of achievement of the performance conditions. As of September 30, 2010, a liability of approximately $2.8 million was recorded for these awards.

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selling and marketing	$783	$513	$2,261	$1,374
General and administrative	4,694	2,354	12,050	6,213
Production and programming	276	190	752	497

Stock-based compensation expense before income taxes	5,753	3,057	15,063	8,084
Income tax benefit	(1,896)	(1,216)	(5,293)	(3,146)

Stock-based compensation expense after income taxes	$3,857	$1,841	$9,770	$4,938

As of September 30, 2010, there was approximately $25.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

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

For the three and nine months ended September 30, 2010, HSNi recorded a tax provision from continuing operations of $9.8 million and $36.9 million, respectively, which represents effective tax rates of 39.7% and 39.2%, respectively. For the three and nine months ended September 30, 2009, HSNi recorded a tax provision from continuing operations of $10.8 million and $21.2 million, respectively, which represents effective tax rates of 39.5% and 39.0%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to state income taxes.

In connection with the spin-off, HSNi entered into a Tax Sharing Agreement with IAC in which, among other things, each of the Spincos has indemnified IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the Internal Revenue Service (“IRS”) private letter ruling and/or tax opinions. Additionally, under the Tax Sharing Agreement, with respect to the consolidated federal income tax return of IAC and its subsidiaries for any taxable year that includes HSNi, IAC shall determine in its sole discretion whether to elect ratable allocation under applicable U.S. Treasury Regulations. HSNi shall, and shall cause each member of its group to, take all actions necessary to give effect to such election. In the event an adjustment with respect to a pre-spin-off period for which IAC is responsible results in a tax benefit to HSNi in a post-spin-off period, HSNi will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible. The provisions set forth in the Tax Sharing Agreement could subject HSNi to future tax contingencies.

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

The IRS is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of HSNi. The statute of limitations for these years has been extended to December 31, 2011. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years after December 31, 2003. These examinations are expected to be completed by 2011. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal tax returns prepared and filed by IAC prior to the spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income:
Continuing operations	$14,887	$16,585	$57,260	$33,205
Discontinued operations	(9)	(13)	(24)	(69)

Net income	$14,878	$16,572	$57,236	$33,136

Weighted average number of shares outstanding:
Basic	57,607	56,391	57,279	56,362
Dilutive effect of stock-based compensation awards	2,117	1,111	2,124	789

Diluted	59,724	57,502	59,403	57,151

Net income per share - basic:
Continuing operations	$0.26	$0.29	$1.00	$0.59
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net income	$0.26	$0.29	$1.00	$0.59

Net income per share - diluted:
Continuing operations	$0.25	$0.29	$0.96	$0.58
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net income	$0.25	$0.29	$0.96	$0.58

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	1,577	4,861	1,835	5,386

NOTE 9—LONG-TERM DEBT

The balance of long-term debt, including current maturities, is as follows (in thousands):

	September 30, 2010	December 31, 2009
Secured credit agreement expiring July 25, 2013:
Term loan	$95,238	$100,000
Revolving credit facility	—	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1st and August 1st which commenced February 1, 2009	240,000	240,000
Unamortized original issue discount on Senior Notes	(1,131)	(1,278)

Total long-term debt	334,107	338,722
Less: current maturities	(19,048)	(4,762)

Long-term debt, net of current maturities	$315,059	$333,960

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five-year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement bears interest based on HSNi’s financial leverage and, as of September 30, 2010, the term loan interest rate was equal to LIBOR plus 2.00% (2.26%). The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of September 30, 2010, with a leverage ratio of 1.33x and an interest coverage ratio of 8.25x. The amount available to HSNi under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of September 30, 2010, there were $39.0 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of September 30, 2010, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $111.0 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement and will amortize these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in millions):

	September 30, 2010
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Senior Notes	$240.0	$273.6	$273.6	$—	$—
Term Loan	95.2	95.2	—	—	95.2

	December 31, 2009
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Senior Notes	$240.0	$264.0	$264.0	$—	$—
Term Loan	100.0	96.1	—	—	96.1

The fair value of the Senior Notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was based upon discounted cash flows (level 3 criteria).

HSNi measures certain assets, such as intangible assets and property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the nine months ended September 30, 2010 and 2009, there were no assets that were required to be recorded at fair value as no impairment indicators were present.

NOTE 11—COMMITMENTS AND CONTINGENCIES

In January 2010, one of HSNi’s subsidiaries received a preliminary assessment notification from a state alleging that the subsidiary was required to collect and remit sales taxes for the period from September 2002 through August 2009. In October 2010, the state presented the subsidiary with a notice of determination relating to this matter. HSNi does not believe that its subsidiary was obligated to collect and remit these taxes, and intends to vigorously defend its position. At this time, no assurances can be given as to the outcome, nor can a reasonable estimate of a liability, if any, be made.

In the ordinary course of business, HSNi is a party to various audits and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, regulatory compliance and other claims. HSNi establishes reserves for specific legal or tax compliance matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have such a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 7 for discussion related to income tax contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and words of similar import, are intended to identify forward-looking statements. These forward-looking statements include, among other things, statements relating to the following: HSNi’s future financial performance, HSNi’s business prospects and strategy, anticipated trends and prospects in the various markets in which HSNi’s businesses operate and other similar matters. These forward-looking statements relate to expectations concerning matters that are not historical fact and are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance.

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

You should not place undue reliance on these forward-looking statements. Such forward-looking statements speak only to the date such statements are made and we do not undertake to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Historical results should not be considered an indication of future performance.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$493,743	6%	$466,973	$1,479,073	6%	$1,396,128
Cornerstone	214,616	23%	174,271	602,491	17%	514,819

Total net sales	$708,359	10%	$641,244	$2,081,564	9%	$1,910,947

HSNi net sales for the three months ended September 30, 2010 increased 10%, or $67.1 million, as compared to the prior year due to a 6% increase at HSN and a 23% increase at Cornerstone. The number of units shipped in the third quarter of

2010 increased 6% to 13.1 million as compared to 12.3 million in the prior year and the average price point increased to $60.25 as compared to $58.35 in the prior year. Internet sales as a percentage of total net sales for the quarter represented 38.8% of HSNi net sales compared to 37.2% in the prior year.

HSNi net sales for the nine months ended September 30, 2010 increased 9%, or $170.6 million, as compared to the same period in 2009 due to a 6% increase at HSN and a 17% increase at Cornerstone. The number of units shipped for the nine months ended September 30, 2010 increased 7% to 38.5 million from 36.0 million and the average price point increased 2% to $60.19 from $59.13. Internet sales as a percentage of total net sales grew in 2010 representing 38.3% of HSNi net sales as compared to 36.6% in the prior year.

HSN

HSN merchandise categories primarily consist of jewelry, fashion (including apparel & accessories), beauty & wellness and home & other (including housewares, home fashions, electronics, fitness and other). Divisional product mix at HSN is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Jewelry	16.3%	17.0%	15.4%	16.5%
Fashion (apparel & accessories)	15.2%	12.4%	13.9%	11.4%
Beauty & wellness	18.0%	19.0%	19.2%	19.4%
Home & other	50.5%	51.6%	51.5%	52.7%

Total	100.0%	100.0%	100.0%	100.0%

Net sales for HSN for the third quarter of 2010 increased 6% to $493.7 million compared to $467.0 million in the prior year. The sales growth was driven by strong performances in fashion and electronics. HSN.com sales increased 10% over the prior year and represented 30.9% of HSN’s net sales, up from 29.8% in the prior year. HSN’s units shipped and average price point increased 3% and 2%, respectively.

Net sales for HSN for the nine months ended September 30, 2010 increased 6% to $1,479.1 million from $1,396.1 million in the prior year. The sales growth was driven by strong performances in fashion, electronics and wellness. Shipped units increased by 5% and the average price point increased by 1% to $57.96 compared to the same period in the prior year. HSN.com net sales grew 12% over the prior year representing 31.0% of HSN’s total net sales, up from 29.4% in the prior year.

Cornerstone

Net sales for Cornerstone for the third quarter of 2010 increased 23% to $214.6 million compared to $174.3 million in the prior year. The sales growth is attributable to an increase in demand for luxury and outdoor products, the execution of strategic merchandising and marketing initiatives and our investment in catalog circulation in Cornerstone’s three largest brands, Frontgate, Ballard Designs and Garnet Hill. The number of units shipped increased 18% and the average price point increased 5% to $67.22 compared to the prior year. Internet sales penetration remained consistent compared to prior year and represents 56.9% of Cornerstone’s net sales. The return rate increased to 15.9% from 14.2% primarily due to a $2.5 million estimate recorded for an upcoming voluntary product recall.

Net sales for Cornerstone for the nine months ended September 30, 2010 increased 17% to $602.5 million compared to $514.8 million in the prior year. As discussed previously, the increase is attributable to the increase in consumer demand for luxury and outdoor products, the execution of strategic merchandising and marketing initiatives and our investment in catalog circulation in Cornerstone’s three largest brands, Frontgate, Ballard Designs and Garnet Hill. The average price point and units shipped increased 2% and 13%, respectively, in the first three quarters of 2010 as compared to the prior year. Internet sales represented 56.3% of net sales in 2010 as compared to 56.0% in 2009.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost of products sold, shipping and handling costs, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in warehouse functions and certain warehousing and fulfillment costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
Gross profit:	(Dollars in thousands)			(Dollars in thousands)
HSN	$169,935	1%	$168,622	$503,733	6%	$473,364
HSN gross profit margin	34.4%	(170 bp)	36.1%	34.1%	20 bp	33.9%
Cornerstone	$79,792	17%	$68,446	$241,138	17%	$206,799
Cornerstone gross profit margin	37.2%	(210 bp)	39.3%	40.0%	(20 bp)	40.2%
HSNi	$249,727	5%	$237,068	$744,871	10%	$680,163
HSNi gross profit margin	35.3%	(170 bp)	37.0%	35.8%	20 bp	35.6%

bp = basis points

HSN

Gross profit for HSN for the third quarter of 2010 increased 1% to $169.9 million compared to $168.6 million in the prior year. Gross profit margin declined 170 basis points to 34.4% compared to 36.1% in the prior year. The decline in gross profit margin was primarily driven by increased product costs, retail price reductions and an increase in our inventory reserve provisions. In addition, in the third quarter of 2009, HSN benefited from a reduction in inventories and the related reserves.

Gross profit for HSN for the nine months ended September 30, 2010 increased 6% to $503.7 million from $473.4 million in the prior year. Gross profit margin improved 20 basis points to 34.1% from 33.9% in the prior year. The slight improvement in gross profit margin was mainly driven by improved product margins due to less promotional activity, partially offset by an increase in shipping costs.

Cornerstone

Gross profit for Cornerstone increased 17% to $79.8 million in the third quarter of 2010 compared to $68.4 million in the prior year. Gross profit margin declined 210 basis points to 37.2% from 39.3% in the prior year. The margin decline was primarily attributable to increased product costs, shipping costs associated with rate increases on larger package deliveries and a $2.5 million sales provision for an upcoming voluntary product recall, partially offset by leverage over fixed warehousing costs.

Gross profit for Cornerstone for the nine months ended September 30, 2010 increased 17% to $241.1 million compared to $206.8 million in the prior year. Gross profit margin declined 20 basis points to 40.0% from 40.2%. The slight margin decline was primarily attributable to increased shipping costs associated with rate increases on larger package deliveries, partially offset by leverage over warehousing costs due to the revenue growth and warehouse efficiencies.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$72,849	4%	$69,758	$210,517	4%	$201,798
As a percentage of HSN net sales	14.8%	(10 bp)	14.9%	14.2%	(30 bp)	14.5%
Cornerstone	$59,555	16%	$51,239	$172,382	4%	$166,111
As a percentage of Cornerstone net sales	27.7%	(170 bp)	29.4%	28.6%	(370 bp)	32.3%
HSNi	$132,404	9%	$120,997	$382,899	4%	$367,909
As a percentage of HSNi net sales	18.7%	(20 bp)	18.9%	18.4%	(90 bp)	19.3%

HSNi’s selling and marketing expense for the third quarter of 2010 increased $11.4 million to $132.4 million and represents 18.7% of net sales as compared to 18.9% in the prior year. The increase in expense is primarily due to an increase in Cornerstone’s catalog costs associated with a 14% increase in circulation, the costs associated with HSN2, HSN’s second television shopping channel that debuted in August, an increase in compensation and other employee-related costs due to increased headcount and other costs for brand and event marketing at HSN.

HSNi’s selling and marketing expense for the nine months ended September 30, 2010 increased $15.0 million to $382.9 million and represents 18.4% of net sales as compared to 19.3% in the prior year. The increase in the expense is primarily due to an increase in compensation and other employee-related costs due to increased headcount, an increase in HSN’s on-air distribution costs, catalog costs associated with Cornerstone’s 9% increase in circulation and other costs for brand and event marketing at HSN. The increase in on-air distribution costs is primarily due to HSN2, HSN’s second television shopping channel that debuted in August, and additional subscribers in certain markets.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$42,576	8%	$39,405	$121,267	5%	$115,330
As a percentage of HSN net sales	8.6%	20 bp	8.4%	8.2%	(10 bp)	8.3%
Cornerstone	$16,078	(0%)	$16,096	$47,957	7%	$44,890
As a percentage of Cornerstone net sales	7.5%	(170 bp)	9.2%	8.0%	(70 bp)	8.7%
HSNi	$58,654	6%	$55,501	$169,224	6%	$160,220
As a percentage of HSNi net sales	8.3%	(40 bp)	8.7%	8.1%	(30 bp)	8.4%

HSNi’s general and administrative expense for the third quarter of 2010 increased 6% to $58.7 million compared to $55.5 million in the prior year. As a percentage of HSNi’s net sales, general and administrative expense was 8.3% for the three months ended September 30, 2010 compared to 8.7% in the prior year. The increase in expense is primarily attributable to costs related to a $2.5 million legal settlement and stock-based compensation, partially offset by a reduction in compensation expense related to performance-driven incentives.

HSNi’s general and administrative expense for the nine months ended September 30, 2010 increased 6% to $169.2 million compared to $160.2 million in the prior year. As a percentage of HSNi’s net sales, general and administrative expense was 8.1% for the nine months ended September 30, 2010 compared to 8.4% in the prior year. The increase in expense is primarily due to stock-based compensation and costs related to the $2.5 million legal settlement.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
Production and programming expense	$16,165	8%	$14,922	$44,697	5%	$42,383
As a percentage of HSN net sales	3.3%	10 bp	3.2%	3.0%	0 bp	3.0%

Production and programming expense for the third quarter of 2010 increased 8% to $16.2 million compared to $14.9 million in the prior year. As a percentage of HSN’s net sales, production and programming expense was 3.3% for the three months ended September 30, 2010 compared to 3.2% in the prior year.

Production and programming expense for the nine months ended September 30, 2010 increased 5% to $44.7 million compared to $42.4 million in the prior year. As a percentage of HSN’s net sales, production and programming expense was 3.0% for the nine months ended September 30, 2010 and 2009, respectively.

Depreciation

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,460	3%	$7,253	$22,327	4%	$21,387
Cornerstone	2,106	(3%)	2,177	6,659	(7%)	7,123

HSNi	$9,566	1%	$9,430	$28,986	2%	$28,510

As a percentage of HSNi net sales	1.4%	(10 bp)	1.5%	1.4%	(10 bp)	1.5%

HSNi’s depreciation for the third quarter of 2010 was $9.6 million compared to $9.4 in the prior year and represents 1.4% of net sales compared to 1.5% in the prior year. Depreciation for the nine months ended September 30, 2010 was $29.0 million compared to $28.5 million in the prior year and represents 1.4% of net sales compared to 1.5% in the prior year.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$43,122	(8%)	$47,061	$138,498	15%	$120,675
As a percentage of HSN net sales	8.7%	(140 bp)	10.1%	9.4%	80 bp	8.6%
Cornerstone	$5,855	237%	$1,737	$25,824	1116%	$(2,542)
As a percentage of Cornerstone net sales	2.7%	170 bp	1.0%	4.3%	480 bp	(0.5%)
HSNi	$48,977	0%	$48,798	$164,322	39%	$118,133
As a percentage of HSNi net sales	6.9%	(70 bp)	7.6%	7.9%	170 bp	6.2%

HSNi’s Adjusted EBITDA for the third quarter of 2010 was $49.0 million compared to $48.8 million in the prior year and represents 6.9% of net sales compared to 7.6% in the prior year. These results were primarily due to the growth in net sales, partially offset by the 170 basis point decline in gross profit margin, the $2.5 million sales provision for the product recall and the increase in operating expenses for investments in Cornerstone’s catalog circulation, the $2.5 million legal settlement, HSN2 and marketing at HSN.

HSNi’s Adjusted EBITDA for the nine months ended September 30, 2010 increased 39% or $46.2 million to $164.3 million and represents 7.9% of net sales as compared to 6.2% in the prior year. The increase in Adjusted EBITDA is primarily due to the 9% growth in net sales, partially offset by the increase in operating expenses for compensation and employee-related costs, on-air distribution costs at HSN and investments in Cornerstone’s catalog circulation.

Operating Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
HSN	$30,744	(17%)	$37,144	$104,503	14%	$92,045
As a percentage of HSN net sales	6.2%	(180 bp)	8.0%	7.1%	50 bp	6.6%
Cornerstone	$2,053	293%	$(1,066)	$14,140	225%	$(11,325)
As a percentage of Cornerstone net sales	1.0%	160 bp	(0.6%)	2.3%	450 bp	(2.2%)
HSNi	$32,797	(9%)	$36,078	$118,643	47%	$80,720
As a percentage of HSNi net sales	4.6%	(100 bp)	5.6%	5.7%	150 bp	4.2%

HSNi’s operating income for the third quarter of 2010 decreased 9% or $3.3 million to $32.8 million compared to $36.1 million in the prior year. The operating margin in 2010 decreased to 4.6% compared 5.6% in 2009. The decline in operating income is primarily due to an 8% increase in operating expenses, the 170 basis point decline in gross profit margin and the $2.5 million sales provision for the product recall, partially offset by the growth in net sales. The increase in operating expenses is primarily due to the investments in Cornerstone’s catalog circulation; compensation and employee-related costs, including stock-based compensation; the $2.5 million legal settlement; HSN2; and marketing at HSN.

HSNi’s operating income for the nine months ended September 30, 2010 increased 47% or $37.9 million to $118.6 million as compared to $80.7 million in the prior year. The operating margin in 2010 improved to 5.7% compared to 4.2% in 2009. The increase is primarily due to the 9% growth in net sales, partially offset by the increase in operating expenses for compensation and employee-related costs, including stock-based compensation; on-air distribution costs at HSN; and investments in Cornerstone’s catalog circulation.

Other (Expense) Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	% Change	2009	2010	% Change	2009
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$182	47%	$124	$428	102%	$212
Interest expense	(8,271)	(6%)	(8,768)	(24,873)	(6%)	(26,517)

Other (expense) income, net	$(8,089)	(6%)	$(8,644)	$(24,445)	(7%)	$(26,305)

As a percentage of HSNi net sales	(1.1%)	(20 bp)	(1.3%)	(1.2%)	(20 bp)	(1.4%)

Interest expense primarily relates to the $240 million of Senior Notes and the five-year term loan. The decrease in interest expense for the three and nine months ended September 30, 2010 compared to 2009 is due to the partial repayment of the term loan and a decrease in the average interest rate of the term loan.

Income Tax Provision

For the three and nine months ended September 30, 2010, HSNi recorded a tax provision from continuing operations of $9.8 million and $36.9 million, respectively, which represented effective tax rates of 39.7% and 39.2%, respectively. For the three and nine months ended September 30, 2009, HSNi recorded a tax provision from continuing operations of $10.8 million and $21.2 million, respectively, which represented effective tax rates of 39.5% and 39.0%, respectively. The effective tax rates for all periods presented are higher than the federal statutory rate of 35% due principally to state income taxes.

Liquidity and Capital Resources

As of September 30, 2010, HSNi had $259.4 million of cash and cash equivalents, down from $269.9 million as of December 31, 2009.

Net cash provided by operating activities attributable to continuing operations for the nine months ended September 30, 2010 was $6.2 million compared to $117.0 million in the same period last year. This variance is principally due to an increase in inventories to support sales growth and increased payments of trade payables and income taxes, partially offset by the improved operating performance.

Net cash used in investing activities attributable to continuing operations for the nine months ended September 30, 2010 of $26.2 million resulted from capital expenditures. The capital expenditures were for investments in information technology, campus renovations and broadcasting-related investments. Net cash used in investing activities attributable to continuing operations in 2009 of $25.5 million was primarily at HSN and was for investments in high-definition television programming, campus renovations and other information technology and broadcasting-related investments.

Net cash provided by financing activities attributable to continuing operations for the nine months ended September 30, 2010 was $9.4 million primarily due to cash proceeds of $12.8 million received from the issuance of common stock pursuant to stock-based awards, net of withholding taxes, partially offset by the repayment of $4.8 million of long-term debt. As of September 30, 2010, $95.2 million was outstanding under the term loan and no amounts were outstanding under the revolving credit facility, except for letters of credit. Net cash used in financing activities attributable to continuing operations in 2009 was $31.3 million due to repayments of $20.0 million for the revolving credit facility and $11.3 million of long-term debt.

The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of September 30, 2010, with a leverage ratio of 1.33x and an interest coverage ratio of 8.25x. The amount available under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of September 30, 2010, there were $39.0 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of September 30, 2010, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $111.0 million.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2010. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are involved in various legal matters arising out of our operations. These matters may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, regulatory compliance and other claims. At November 3, 2010, we are not a party to any legal proceedings that are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows. However, litigation matters are subject to inherent uncertainties and the results of these matters cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. Moreover, any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

See Part I. Item 1. Financial Statements – Note 11 – Commitments and Contingencies, for additional information regarding legal matters in which we are involved.

Item 1A.	Risk Factors

See Part I. Item 1A., “Risk Factors,” of HSNi’s Annual Report on Form 10-K for the year ended December 31, 2009, for a detailed discussion of the risk factors affecting HSNi. There have been no material changes from the risk factors described in the annual report.

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

Date: November 3, 2010

HSN, INC.

By:	/s/ JUDY A. SCHMELING
Judy A. Schmeling Executive Vice President and Chief Financial Officer