Form 10-K
period 2010-12-31
HSN, Inc.
filed 2011-02-23
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates as of June 30, 2010 (the registrant’s most recently completed second fiscal quarter), was $928,377,528 (based on a closing price of $24.00 per share for the registrant’s common stock on the NASDAQ Global Select Market).

As of February 1, 2011, the registrant had 58,024,353 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2010 fiscal year end are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. These forward-looking statements include, among other things, statements relating to the following: HSNi’s future financial performance, HSNi’s business prospects and strategy, anticipated trends and prospects in the various markets in which HSNi’s businesses operate and other similar matters. These forward-looking statements relate to expectations concerning matters that are not historical fact and are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance.

Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” and the following: the continued impact of the current macroeconomic environment on consumer confidence and spending levels; whether national economic stimulus initiatives and measures will be successful in achieving their objectives within the expected timeframes; other changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or internet growth; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; changes in product delivery costs particularly if we are unable to offset them; our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services; any technological or regulatory developments that could negatively impact the way we do business, including regulations regarding state and local sales and use taxes; HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective; and the loss of any key member of our senior management team. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time.

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

Business Overview

HSNi is an interactive multi-channel retailer offering retail experiences through various platforms including television, online, mobile, in catalogs and in retail and outlet stores through its two operating segments, HSN and Cornerstone. HSN is a retailer and interactive lifestyle network offering a broad assortment of products primarily through television home shopping programming on the HSN television networks and through its business-to-consumer internet commerce site HSN.com. HSN strives to transform the shopping experience by incorporating experts, entertainment, inspiration, solutions, tips and ideas in connection with the sale of products. Cornerstone comprises home and lifestyle brands, including Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements. Cornerstone distributes more than 275 million catalogs annually, operates seven separate internet sites and operates 20 retail and outlet stores.

Our principal offices are located at 1 HSN Drive, St. Petersburg, Florida 33729 and our main telephone number is 727-872-1000.

History

HSNi’s predecessor company began broadcasting television home shopping programming from its studios in St. Petersburg, Florida in 1981 and, by 1985, was broadcasting this programming through a national network of cable and local television stations 24 hours a day, seven days a week. The company continued to broaden its national distribution network through a combination of cable, satellite and broadcast systems and, as of December 31, 2010, the HSN television networks reached approximately 95.9 million residential homes in the United States.

The company began conducting business online in 1994 and formally launched HSN.com, the online shopping portal for the HSN television network, in 1999.

The company acquired Improvements, a catalog featuring thousands of innovative home, patio and outdoor products, in June 2001, and significantly grew its catalogs business through the acquisition of Cornerstone Brands, Inc., with its portfolio of leading print catalogs and related websites, in April 2005.

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. HSNi was generally formed to hold HSN and Cornerstone, the businesses that previously comprised most of IAC’s retailing segment and are referred to herein as the “HSNi Businesses.” The spin-off from IAC occurred on August 20, 2008 concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc., and Tree.com, Inc. In this Annual Report, we refer to the separation transaction as the “spin-off” and each of these companies as “Spincos.” In connection with the Spin-off, HSNi’s shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.”

What We Do

HSNi markets and sells a wide range of third party and private label merchandise directly to consumers through HSN, which includes the HSN television networks and its related website, HSN.com, as well as through Cornerstone’s portfolio of catalogs and related websites.

HSNi is committed to providing an evolving variety and mix of quality products at reasonable prices and from brands that resonate with its customers. Products offered through HSN include jewelry, fashion (apparel & accessories), beauty & wellness, and home & other (including housewares, home fashions, electronics, fitness and other). Featured products include proprietary label products and third party-branded products, some of which are produced exclusively for HSN, as well as merchandise generally available through other retailers. Cornerstone primarily offers home and outdoor furnishings and casual and leisure apparel with the majority produced exclusively for Cornerstone.

HSN

Overview

HSN includes the HSN television networks; its related website, HSN.com; and a limited number of outlet stores. The HSN television network broadcasts live, customer interactive television home shopping programming 24 hours a day, seven days a week. This programming is intended to promote sales and customer loyalty through a combination of product quality, value and selection, coupled with product information and entertainment. Programming is divided into separately televised segments, each of which has a host who presents and conveys information regarding featured products, sometimes with the assistance of a representative from the product vendor or someone that we retain to aid in the sale of the goods. HSN.com is a business-to-consumer internet commerce site that sells all of the merchandise offered on the HSN television networks, together with complementary products and select merchandise sold exclusively on HSN.com. The HSN strategy continues to focus on defining a clear and differentiated brand and creating an identity for itself as a lifestyle, editorial, programmed commerce network that provides great products with innovative and engaging presentations.

Reach

HSN produces live programming for the HSN television network from its studios in St. Petersburg, Florida, and distributes this programming by means of satellite uplink facilities, which it owns and operates, to two transponders (one for the high definition feed and the other for the standard definition feed) on the same satellite. HSN2, a network that primarily distributes taped programming on a limited distribution basis, debuted in August, 2010. The satellite transponders are leased on a full-time basis; one satellite transponder is leased through January 2012 and the other is leased through May 2019. Each satellite transponder lease provides for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite. HSN has also designed business continuity and disaster recovery plans to ensure its continued satellite transmission capability on a temporary basis in the event of inclement weather or a natural or other disaster.

As of December 31, 2010 and 2009, the HSN television networks reached approximately 95.9 million and 94.4 million homes, respectively, of the approximately 115.9 million and 114.9 million homes, respectively, in the United States with a television set. Television households reached by the HSN television networks as of December 31, 2010 and 2009 primarily include approximately 65.5 million and 64.6 million households capable of receiving cable and/or broadcast transmissions, respectively, and approximately 30.4 million and 29.8 million direct broadcast satellite system, or DBS, households, respectively.

Pay Television Distribution

HSN has entered into multi-year distribution and affiliation agreements with cable television and DBS operators, collectively referred to in this document as pay television operators, in the United States to carry the HSN television networks, as well as to promote the networks by carrying related commercials and distributing related marketing materials to their respective subscriber bases. HSN currently has contracts with many local and national pay television operators to distribute HSN television programming. Some of HSN’s larger pay television operators include Comcast, DirecTV, Echostar/DISH and Time Warner. HSN television network sales from customers residing in households that subscribed to these larger pay television operators accounted for approximately 27% of HSNi’s annual revenue in 2010.

In exchange for this carriage and related promotional and other efforts, HSN generally pays these pay television operators a fee consisting of a per subscriber fee and some of which also receive commissions based on a percentage of the net merchandise sales to their subscriber bases. In some cases, pay television operators receive additional compensation in the form of advertising insertion time on the HSN television network, commission guarantees in exchange for their commitments to deliver a specified number of subscribers and channel placement incentives.

HSN typically negotiates multi-year agreements that require HSN to pay monthly or annual fees. The weighted average overall length of the terms of all distribution and affiliation agreements in effect as of December 31, 2010 is 2.6 years. Distribution and affiliation agreements with pay television operators expire from time to time and renewal and negotiation processes may be lengthy. At any given time in the ordinary course of business HSN is likely to be engaged in renewal and/or negotiation processes with one or more pay television operators. In some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television network continues to be carried by the relevant pay television operator without an effective affiliation agreement in place. This is currently the situation with a major cable pay television operator with which an agreement expired in 2005. The ongoing extension of this agreement is on economic terms that are substantially similar to the agreement that expired in 2005. HSN expects that, as in the past, any extension of the agreement that expired in 2005 as well as the other agreements that have expired will be on terms that, when taken as a whole, are commercially reasonable to HSN and competitive with the economics of other pay television operators.

Broadcast Television Distribution

As of December 31, 2010, HSN also had affiliation agreements with 30 low power broadcast television stations for leased carriage of the HSN television network with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates. HSNi’s subsidiary, Ventana Television, Inc. (“Ventana”) also owns 27 low power broadcast television stations that carry the HSN network on a full-time basis.

Digital Distribution

In 2010, HSN expanded its digital reach by launching applications for the iPhone, Android and Windows 7 phones as well as an application for the iPad. These applications are highly video-centric, customized experiences that allow users to order merchandise, stream live video from HSN and watch previously-aired content from the network’s video library while simultaneously browsing related products. Among other things, these applications also allow customers to create their own personalized channels, select their favorite brands or categories of merchandise and compile videos focused on these preferences.

HSN.com

HSN also includes HSN.com, a transactional internet site that sells merchandise offered on the HSN television networks, as well as select merchandise sold exclusively on HSN.com. HSN.com provides customers with additional content to support and enhance HSN television programming. For example, HSN.com provides users with an online program guide, value-added video of product demonstrations, live streaming video of the HSN television network, customer-generated product reviews and additional information about HSN show hosts and guest personalities. According to Internet Retailer, HSN.com ranks in the top 25 of “The Top 500” business-to-consumer retailers in the U.S. and Canada. HSN.com features more than 16,000 product videos.

Cornerstone

Cornerstone consists of a number of branded catalogs and related websites, the primary of which are Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements, and 20 retail and outlet stores.

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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2010 of more than 275 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.

Cornerstone also operates Frontgate.com, BallardDesigns.com, GarnetHill.com, SmithandNoble.com, TerritoryAhead.com, TravelSmith.com and Improvementscatalog.com, among other branded websites. These websites serve as additional, alternative storefronts for products featured in related print catalogs, as well as provide customers with additional content to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring and installation information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online.

Supply

HSN and Cornerstone purchase products by way of short- and long-term contracts and purchase orders, including products made to their respective specifications, as well as name brand merchandise and lines from third party partners, typically under certain exclusive rights. The terms of these contracts and purchase orders vary depending upon the underlying products, the retail channel in which the products will ultimately be sold and the method of sale. In some cases, these contracts provide for the payment of additional amounts to partners in the form of commissions, the amount of which is based upon the achievement of agreed upon sales targets, among other milestones. In addition, in the case of some purchases, HSNi may have certain return, extended payment and/or termination rights. The mix and source of products generally depends upon a variety of factors, including price and availability, and HSNi manages inventory levels through periodic, ongoing analyses of anticipated and current sales. No single vendor accounted for more than 10% of HSNi’s consolidated net sales in 2010, 2009 or 2008.

Marketing and Merchandising

HSN continuously works to bring customers a broad assortment of new and existing products in a compelling, informative and entertaining format. For example, HSN frequently collaborates with experts in a variety of fields to present special events on the HSN television network featuring HSN products and relevant expert content. In most cases, these events are staged at HSN’s television studios and, to a lesser extent, staged at venues associated with featured products. Online versions of certain special events are also featured on HSN.com for a limited period of time following their broadcast on the HSN television network. Also featured on HSN.com are over 16,000 video demonstrations of products available for sale.

In an effort to promote its own differentiated brand, HSN seeks to provide its customers with unique products that can only be purchased through HSN. HSN frequently partners with leading personalities and brands to develop product lines exclusive to HSN and believes that these affiliations enhance the awareness of the HSN brand among consumers generally, as well as increase the extent to which HSN and/or products sold through HSN are featured in the media. In some cases, vendors have agreed to market their HSN affiliation to their existing customers (e.g., notifying customers when their products will be featured on the HSN television network).

HSN engages in co-promotional partnerships with major media companies to secure print advertising in national fashion, style and/or lifestyle publications to market HSN to prospective customers in its target demographic. HSN also engages in search engine marketing and targeted offline advertising around the holidays and other key promotional periods. In 2010, HSN initiated joint marketing and promotional partnerships with two major motion picture companies as well as with several well-known recording artists. These promotions are designed to not only generate additional revenue but to also provide unique experiences for our customers in our continued effort to drive customer engagement.

The Cornerstone brands differentiate themselves by offering customers an assortment of innovative proprietary and branded apparel and home products. In many cases, Cornerstone seeks to secure exclusive distribution rights for certain products. Cornerstone also employs in-house designers or partners with leading manufacturers to develop exclusive new technology, such as wrinkle free fabrics. The Cornerstone brands use their respective websites to promote special sales events and e-mail marketing to promote special offers, including cross-promotions for other Cornerstone brands. In addition, Cornerstone partners with third parties to offer promotional events such as sweepstakes and/or other advertising agreements. HSNi believes that these affiliations enhance the awareness of the Cornerstone brands among consumers as well as strengthen its various brands overall.

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

In addition to traditional payment options, such as credit and debit cards, payment options include private label credit cards, Paypal and, in the case of HSN, Flexpay. By utilizing Flexpay customers may pay for select merchandise in two to six interest-free, monthly credit or debit card payments. HSN also offers its customers the convenience of ordering products under its Autoship program, pursuant to which customers may arrange to have products automatically shipped and billed at scheduled intervals. Standard and express shipping options are available and customers may generally return most merchandise for a full refund or exchange in accordance with applicable return policies (which vary by brand and business). Returns generally must be received within specified time periods after purchase, ranging from a minimum of thirty days to a maximum of one year, depending upon the applicable policy.

HSNi seeks to fulfill customer orders and process returns quickly and accurately from a network of fulfillment centers. For HSN, these centers are located in Tennessee, California and Virginia, and for Cornerstone, the fulfillment centers are located in Ohio. HSNi contracts with several third party carriers and other fulfillment partners to ensure the reliable and timely delivery of products to its customers and processing of returns.

Through HSN.com and the various websites operated by Cornerstone or through HSNi’s common carriers, customers can also generally track the status of their orders, confirm information regarding shipping and, in some cases, confirm the availability of inventory and establish and manage personal accounts. Customers may communicate directly with customer service via e-mail or by telephone with call center representatives available seven days a week.

Government Regulation

We market and offer a broad range of merchandise through television, online, catalogs and other channels. The manner in which we promote and sell merchandise, including claims and representations made in connection with these efforts, is regulated by a wide variety of federal, state and local laws, regulations, rules, policies and procedures. Some examples of these that affect the manner in which we sell and promote merchandise or otherwise operate our businesses include, but are not limited to, the following:

•	The Federal Trade Commission’s regulations related to the sale of products and/or commercial contacts with our customers or potential customers, such as the Telemarketing Sales Rule and Do Not Call;

•

The Food and Drug Administration’s regulations regarding marketing claims that can be made about cosmetic beauty products and over-the-counter drugs, which include products for treating acne or medical products, and claims that can be made about food products; and

•

Regulations related to product safety issues and product recalls including, but not limited to, the Consumer Product Safety Act, the Consumer Product Safety Improvement Act of 2008, the Federal Hazardous Substance Act, the Flammable Fabrics Act and regulations promulgated pursuant to these acts.

These laws, regulations, rules, policies and procedures are subject to change at any time. Unfavorable changes applicable to us could decrease demand for merchandise offered by us, increase costs which we may not be able to offset, subject us to additional liabilities and/or otherwise adversely affect our businesses.

Since October 1996, HSN has been subject to a consent order issued by the Federal Trade Commission, or FTC, which terminates on the later of April 15, 2019, or 20 years from the most recent date that the United States or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this consent order, we are prohibited from making claims for specified categories of products, including claims that a given product can cure, treat or prevent any disease or have an effect on the structure or function of the human body, unless we have competent and reliable scientific evidence to substantiate such claims. Violation of this consent order may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities. The FTC periodically investigates our business and operations on an ongoing basis for purposes of determining our compliance with the consent order.

Online sales must comply with a variety of existing and new federal and state laws dealing with privacy, intellectual property, taxation, the provision of online payment services and electronic contracts. While U.S. Supreme Court decisions generally restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the internet in states in which internet retailers have no nexus, a number of states have adopted or are considering initiatives that would impose sales and use tax collection obligations arising from internet-based transactions. The imposition by the federal or state and local governments of various taxes and related obligations upon internet commerce could create administrative burdens for our businesses, could put our businesses at a competitive disadvantage to the extent that similar obligations are not imposed upon our competitors and could decrease future sales.

While we believe that the practices of our businesses have been structured in a manner to ensure compliance with these laws and regulations; federal, state or local regulatory authorities may take a contrary position. Our failure to comply with these laws and regulations could result in proceedings against us, fines and penalties and/or a diminution of our reputation, each of which could adversely affect our financial condition, results of operations and businesses.

Intellectual Property

We regard our intellectual property rights, including patents, service marks, trademarks, domain names, copyrights and trade secrets, as critical to our success. Our businesses also rely heavily upon software codes, informational databases and other systemic components that are necessary to manage and support our operations. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, licensees, affiliates and other third parties to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secrets or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.

We have generally registered and continue to apply to register, or secure by contract when appropriate, our trademarks and service marks as they are developed and used, and reserve and register domain names as we deem appropriate. We consider the protection of our trademarks to be important for purposes of brand maintenance and reputation. While we vigorously protect our trademarks, service marks and domain names, effective trademark protection may not be available or may not be sought in every country in which products and services are made available, and contractual disputes may affect the use of marks governed by private contract. Similarly, not every variation of a domain name may be available or be registered, even if available. Our failure to protect our intellectual property rights in a meaningful manner or challenges to related contractual rights could result in dilution of brand names and/or limit our ability to control marketing on or through the internet using our various domain names either of which could adversely affect our business, financial condition and results of operations.

Some of our businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or foreign patent authorities for various proprietary technologies and other inventions. We consider applying for patents or for other appropriate statutory protection when we develop valuable new or identify improved proprietary technologies or inventions, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The issuance or assessment of the validity of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own. Likewise, the issuance of a patent to us does not mean that our processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties.

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

Competition

HSNi brands and businesses operate in a highly competitive environment. These brands and businesses are in direct competition for consumers with traditional offline and online retailers (both television and internet retailers), ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, mail order and catalog companies, infomercial retailers, wholesale clubs and discount retailers. In addition, the HSN television networks compete for access to customers and audience share with other conventional forms of entertainment and content. The price and availability of programming for pay television systems affect the availability of distribution for HSN television programming. Both the compensation that must be paid to pay television operators for related carriage and competition for channel capacity and placement continues to increase. Principal competitive factors for HSNi brands and businesses include: (i) brand recognition, (ii) value, quality and selection of merchandise, (iii) customer experience, including customer service and reliability of fulfillment and delivery services and (iv) convenience and accessibility of sales channels.

Employees

As of February 1, 2011, HSNi employed approximately 5,000 full-time employees and 800 part-time employees. No HSNi employees are represented by unions or other similar organizations and HSNi considers its relations with its employees to be good.

Available Information

Our website is located at http://www.hsni.com. We make available free of charge, on or through the website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC.

Information relating to corporate governance, including our Code of Business Conduct and Ethics and our Corporate Governance Guidelines, is also available on our website at http://www.hsni.com/governance.cfm. The code of conduct complies with Item 406 of SEC Regulation S-K and the rules of the NASDAQ Global Select Market. Any changes to the code of conduct that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of conduct for our executive officers, directors or senior financial officers, will also be disclosed on our website.

The content of our website is not a part of this Annual Report or any other report filed with the SEC.

ITEM 1A.	RISK FACTORS

The risks and uncertainties described below are not the only risks that may have a material adverse effect on HSNi. There exist additional risks and uncertainties that could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the actual results of HSNi to differ materially from those expressed in any forward-looking statements made by or on behalf of HSNi.

Risks Related to Our Business

Macroeconomic conditions have negatively impacted our business and may continue to have additional negative impacts in the future.

Retailers generally are particularly sensitive to adverse economic and business conditions, in particular to the extent they result in a loss of consumer confidence, rising unemployment and decreases in consumer spending, particularly discretionary spending. Beginning in 2008 and through 2010, we experienced weakness across both business segments in connection with the deteriorating macroeconomic conditions. We are not able to predict the timing of any recovery. If macroeconomic conditions do not improve or worsen, our business could be adversely affected.

We depend on relationships with pay television operators and adverse changes in these relationships could result in an interruption, material decrease or even the cessation of carriage of the HSN television networks.

We are dependent upon the pay television operators with whom we enter into distribution and affiliation agreements to carry the HSN television networks. We currently have contracts with many local and national pay television operators to distribute HSN television programming. Some of HSN’s larger pay television operators include Comcast, DirecTV, Echostar/DISH and Time Warner. The two largest pay television operators each represent over 20% of our subscribers. The cessation of carriage of the HSN television networks by a major pay television operator or a significant number of smaller pay television operators for a prolonged period of time could adversely affect our business, financial condition and results of operations. While we believe that we will be able to continue to successfully manage the distribution process in the future, certain changes in distribution levels, as well as increases in commission rates and/or other fees payable for carriage, could occur notwithstanding these efforts.

We typically seek to enter into long-term distribution and affiliation agreements with these major pay television operators; however, in some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television networks continue to be carried by the relevant pay television operator without an effective agreement in place. We currently provide service to approximately 35.1% of our total subscribers pursuant to month-to-month contracts or contracts that have expired. In addition, another 21.3% of our subscribers are represented by contracts that expire within one year. Renewal and negotiation processes with pay television operators are typically lengthy. No assurance can be given that we will be successful in negotiating renewals with all these operators or that the financial and other terms of renewal will be on acceptable terms. The failure to successfully renew or negotiate new distribution and affiliation agreements covering a material portion of these existing cable and satellite households on acceptable terms could adversely affect our growth, sales revenue and earnings.

We depend on relationships with vendors, manufacturers and other third parties; any adverse changes in these relationships could result in a failure to meet customer expectations which could result in lost sales.

We purchase merchandise from a wide variety of third party vendors, manufacturers and other sources pursuant to short- and long-term contracts and purchase orders. Our ability to identify and establish relationships with these parties, as well as access quality merchandise in a timely and efficient manner on acceptable terms and at acceptable costs, can be challenging. In particular, we purchase a significant amount of merchandise from vendors and manufacturers abroad and have experienced (and expect to continue to experience) increased costs for goods sourced in these markets. We depend on the ability of vendors and manufacturers in the U.S. and abroad to produce and deliver goods that meet applicable quality standards, which is impacted by a number of factors not within the control of these parties, such as political or financial instability, trade restrictions, tariffs, currency exchange rates and transport capacity and costs, among others. In particular, Cornerstone is dependent, in significant part, upon independent, third party manufacturers to produce private label merchandise.

Our failure to identify new vendors and manufacturers, maintain relationships with a significant number of existing vendors and manufacturers and/or access quality merchandise in a timely and efficient manner could cause us to miss customer delivery dates or delay scheduled promotions, which would result in the failure to meet customer expectations and could cause customers to cancel orders or cause us to be unable to source merchandise in sufficient quantities, which could result in lost sales.

The unanticipated loss of certain larger vendors could negatively impact our sales and profitability on a short term basis.

It is possible that one or more of our larger vendors could experience financial difficulties, including bankruptcy, or otherwise could elect to cease doing business with us. While we have periodically experienced the loss of a major vendor, if a number of our current larger vendors ceased doing business with us, this could materially and adversely impact our sales and profitability on a short term basis.

The failure to secure suitable channel placement for the HSN television network programming would adversely affect our ability to attract and retain television viewers and could result in a decrease in revenue.

We are dependent upon the continued ability of HSN to compete for television viewers. Effectively competing for television viewers is dependent, in substantial part, on the ability of HSN to secure suitable placement of the HSN television networks within a suitable programming tier at a low channel position. The advent of digital compression technologies and the adoption of digital cable has resulted in increased channel capacity, which together with other changing laws, rules and regulations regarding cable television ownership, impacts the ability of HSN to secure suitable channel placement. While increased channel capacity could provide a means through which the HSN television networks could be more widely distributed, it could also adversely affect our ability to attract television viewers to the television networks and a reduction in our growth rate to the extent it results in:

•	higher channel position placement for the HSN television networks;

•	placement of the HSN television networks in digital programming tiers, which generally have lower levels of television viewer penetration than basic or expanded basic programming tiers;

•	more competitors entering the marketplace; or

•

more programming options being available to the viewing public in the form of new television networks and time-shifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over broadband internet connections).

If the HSN television networks are carried exclusively in a system on a digital programming tier, HSN will experience a reduction in revenue to the extent that the digital programming tier has less television viewer penetration than the basic or expanded basic programming tier. In addition, HSN may experience a further reduction in revenue due to increased television viewing audience fragmentation and to the extent that not all television sets within a digital cable home are equipped to receive television programming in a digital format. Our future success will also depend, in part, on the ability of HSN to anticipate and adapt to technological changes and to offer elements of the HSN television networks via new technologies in a cost-effective manner that meet customer demands and evolving industry standards.

The continued or permanent inability to broadcast the HSN television networks would result in lost customers and lost sales.

Our success is dependent upon the continued ability of HSN to transmit the HSN television networks to broadcast and pay television operators from its satellite uplink facilities, which transmission is subject to the Federal Communications Commission (“FCC”) compliance. HSN has entered into two satellite transponder leases to provide for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite. Although we believe that every reasonable measure is being taken to ensure continued satellite transmission capability, termination or interruption of satellite transmissions may occur.

HSN is affiliated with a number of low power broadcast television station licensees (the “Low Power Licensees”) that broadcast programming pursuant to licenses from the FCC. These Low Power Licensees are subject to regulation by the FCC under the Communications Act of 1934, as amended, which prohibits the operation of broadcast television stations except in accordance with a license issued by the FCC and empowers the FCC to issue, revoke, modify and renew broadcast television licenses, approve the transfer of control of any entity holding such licenses, determine the location of stations, regulate the equipment used by stations, adopt necessary regulations and impose penalties for related violations. The failure of the Low Power Licensees to comply with the terms of the broadcast licenses could result in the inability to broadcast the HSN television networks on over-the-air facilities, as well as penalties. The prolonged or permanent interruption of satellite transmission capability or other inability to transmit the HSN television networks for any reason, as well as related costs incurred, would result in lost sales and could result in lost customers.

System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations.

Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and fulfillment facilities. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

Increased delivery costs could adversely impact our profits, particularly if we are unable to offset them by increasing prices without a detrimental effect on customer demand.

We are impacted by increases in shipping rates charged by various shipping vendors relating to the procurement of merchandise from vendors and manufacturers, the shipment of merchandise to customers and the mailing of catalogs, which over the past few years have experienced volatility in comparison to historical levels. We currently expect that shipping and postal rates will continue to increase. In the case of deliveries to customers, we have negotiated favorable shipping rates, which increase at agreed upon levels over time, with one independent, third party shipping company pursuant to a long-term contract. If this relationship were to terminate or if the shipping company was unable to fulfill its obligations under the contract for any reason, we would have to work with other shipping companies to deliver merchandise to customers, which could be at less favorable rates and could cause a disruption in our business. Any increase in shipping rates and related fuel and other surcharges passed on to us by this or any other shipping company may adversely impact profits, given that we may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

Our long-term success depends, in large part, on our continued ability to attract new and retain existing customers in a cost-effective manner.

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

We may not be able to accurately predict and/or respond in a timely manner to evolving customer preferences and trends and industry standards, which could result in excess inventory, related markdowns and lost sales.

Our success depends, in significant part, on our ability to accurately predict, and respond in a timely manner to, changes in customer preferences and fashion, lifestyle and other trends and industry standards. While product mix and price points are continuously monitored and adjusted in an attempt to satisfy consumer demand and respond to changing economic and business conditions, we may not be successful in these efforts, and any sustained failure could result in excess inventory and related markdowns.

In addition, the internet industry is characterized by evolving industry standards, frequent new service and product introductions and enhancements, as well as changing customer demands. If we are not able to adapt quickly enough and/or in a cost-effective manner to these changes it could result in lost sales.

We could be subject to additional sales tax liability, including liability for past sales.

U.S. Supreme Court decisions generally restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the internet. However, a number of states, as well as the U.S. Congress, have adopted or are considering initiatives that would impose sales and use tax collection obligations arising from internet-based transactions. If these initiatives are successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon internet commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all online competitors and decrease our future sales.

In addition, certain states and local jurisdictions have attempted to collect sales and use tax from businesses without an obvious physical presence in that state. The successful assertion by one or more states that we should collect sales, use or other taxes on sales in states for which we do not currently collect taxes could raise substantial tax liabilities, decrease our ability to compete and otherwise harm our business.

Failure to comply with existing laws, rules and regulations, or to obtain and maintain required licenses and rights could subject us to additional liabilities.

We market and provide a broad range of merchandise through television, online catalogs and other channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding product safety, consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in online commerce, such as those regulating the sending of unsolicited, commercial electronic mail. Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs, subject us to additional liabilities and/or otherwise adversely affect our businesses. Finally, certain of these regulations impact the marketing efforts of our businesses and brands.

We are currently the subject of a consent order issued by the FTC and violation of this consent order could result in significant civil penalties and/or an injunction enjoining HSN from engaging in prohibited activities, among other penalties or remedies.

In October 1996, HSN became subject to a consent order issued by the FTC which terminates on the later of April 15, 2019, or 20 years from the most recent date that the United States or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this consent order, HSNi (including its subsidiaries and affiliates) is prohibited from making claims for specified categories of products, including claims that a given product can cure, treat or prevent any disease or have an effect on the structure or function of the human body, unless it has competent and reliable scientific evidence to substantiate such claims. Violation of this consent order may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities. The FTC periodically investigates our business and operations on an ongoing basis for purposes of determining its compliance with the consent order.

We may be subject to claims for representations made in connection with the sale and promotion of merchandise or for harm experienced by customers who purchase merchandise from us.

The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal, state and local law. We may be exposed to potential liability from claims by purchasers or from federal, state and local regulators and law enforcement agencies, including, but not limited to, for personal injury, product safety, wrongful death and damage to personal property relating to merchandise sold and misrepresentation of merchandise features and benefits. In certain instances, we have the right to seek indemnification for related liabilities from our vendors and may require such vendors to carry minimum levels of product liability and errors and omissions insurance. These vendors, however, may be unable to obtain suitable coverage or maintain this coverage on acceptable terms, or this insurance may provide inadequate coverage against all potential claims or may not even be available with respect to a particular claim.

The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.

In the processing of consumer transactions, we receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

We are subject to online security risks, including security breaches and identity theft.

To succeed, we must be able to provide for secure transmission of confidential information over public networks. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of our businesses, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations. Any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Security breaches could also significantly damage our reputation with consumers and third parties with whom we do business. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. We also face risks associated with security breaches affecting third parties with which we are affiliated or otherwise conduct business online.

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

We may fail to protect our intellectual property rights within the full scope and manner available to us under applicable law or statute or may be accused of infringing upon the intellectual property rights of third parties.

We regard our intellectual property rights, including patents, service marks, trademarks and domain names, copyrights and trade secrets, as critical to our success. We rely heavily upon software codes, informational databases and other systemic components that are necessary to manage and support our business operations.

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

Restrictive covenants in our debt instruments could limit our flexibility in responding to current market conditions or otherwise restrict our business activities.

The existence of, and limitations on the availability of our debt could have important consequences. The existence of debt could, among other things:

•	require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness;

•	limit our ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes;

•	increase our vulnerability to general economic and industry conditions; or

•	expose us to the risk of increased interest rates because certain of our borrowings, including borrowings under our credit facilities, are at variable interest rates.

Limitations imposed as a part of the debt, such as the availability of credit and the existence of restrictive covenants may, among other things, make it difficult for us to satisfy our financial obligations; and/or limit our ability to respond to business opportunities. The credit agreement relating to our credit facility and indenture with respect to the senior notes do include restrictive covenants, financial and non-financial.

Risks Related to Our Common Stock

The shareholders’ rights plan adopted by the Board of Directors in December 2008 may inhibit takeovers that would otherwise be beneficial to shareholders.

In the fourth quarter of 2008, our Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a shareholders’ rights plan and declared a dividend of one right for each outstanding share of common stock held by our shareholders. Initially, these rights, which trade with the shares of our common stock, are not exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock (except for certain grandfathered persons to which higher thresholds apply). If the rights become exercisable, each right will permit the holder, other than the “acquiring person,” to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an “acquiring person” on terms not approved by our Board of Directors. The existence of these rights may prevent, discourage or delay an acquisition of us, even if such acquisition would be beneficial to our shareholders.

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

HSNi owns its corporate headquarters in St. Petersburg, Florida, which consist of approximately 600,000 square feet of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for HSN. HSN leases the HSN fulfillment centers in Piney Flats, Tennessee; Fontana, California and Roanoke, Virginia, as well as four outlet stores and other properties in various locations in the United States for administrative offices and data centers pursuant to leases that expire in 2012 through 2020. Cornerstone owns an office and storage facility in Franconia, New Hampshire. Otherwise, Cornerstone leases its properties, consisting of administrative offices, retail outlets and fulfillment centers in West Chester, Ohio, as well as 20 retail stores and outlets in various locations throughout the United States, all pursuant to leases with expiration dates ranging from 2011 to 2020.

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

In the ordinary course of business, we are involved in various legal matters arising out of our operations. These matters may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, regulatory compliance and other claims. As of the date of this filing, we are not a party to any legal proceedings that are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows; however, litigation matters are subject to inherent uncertainties and the results of these matters cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. Moreover, any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and results in the diversion of significant operational resources.

See Note 14—Commitments and Contigencies in Part II, Item 8 for additional information regarding legal matters in which we are involved.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol HSNI. The table below sets forth the high and low per share sales prices of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	Sales Price
Fiscal 2010	High	Low
Fourth Quarter	$31.99	$25.50
Third Quarter	$31.49	$23.40
Second Quarter	$34.66	$22.03
First Quarter	$30.99	$17.93

Fiscal 2009
Fourth Quarter	$20.90	$13.99
Third Quarter	$16.60	$8.25
Second Quarter	$12.09	$4.83
First Quarter	$7.55	$3.33

Holders

As of February 1, 2011, there were 1,970 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.

Dividends

We have never paid any cash dividends nor do we currently plan to institute a cash dividend. Instead we currently intend to retain any future earnings for reinvestment. Our credit agreement and indenture limit the amount of and our ability to pay cash dividends. Any determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant.

Issuer Purchases of Equity Security

We did not purchase any shares of our common stock during the quarter ended December 31, 2010.

Performance Graph

The graph depicted below compares the performance of our common stock with the cumulative total return on the S&P 500 Retailing Index and the Russell 2000 Index from August 12, 2008, the first day of trading of the Company’s common stock on the NASDAQ Global Select Market after the spin-off through December 31, 2010, the last day of our fiscal year.

	8/12/2008	12/31/2008	12/31/2009	12/31/2010
HSN, Inc.	100.00	66.70	185.23	281.19
S&P 500 Retailing Index	100.00	80.07	119.94	150.35
Russell 2000 Index	100.00	70.45	89.60	113.66

ITEM 6.	SELECTED FINANCIAL DATA

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

For information about the shares used in computing earnings per share, see Note 10 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$2,996,780	$2,749,609	$2,823,593	$2,908,242	$2,877,954
Asset impairments (1)	—	—	3,186,650	—	—
Operating income (loss)	196,087	155,654	(3,102,311)	169,791	213,196
Income (loss) from continuing operations	98,562	72,578	(2,387,478)	105,233	133,532
Net income (loss) (2)	98,523	72,488	(2,390,888)	164,804	122,817
Income (loss) from continuing operations per share:
Basic	$1.72	$1.29	$(42.48)	$1.87	$2.38
Diluted	$1.66	$1.27	$(42.48)	$1.86	$2.36
Net income (loss) per share:
Basic	$1.72	$1.29	$(42.54)	$2.93	$2.19
Diluted	$1.65	$1.26	$(42.54)	$2.91	$2.17
Shares used in computing earnings per share:
Basic	57,414	56,383	56,208	56,206	56,206
Diluted	59,546	57,330	56,208	56,649	56,649
Dividends per common share	—	—	—	—	—

Balance Sheet Data (end of period):
Working capital	$451,406	$332,964	$306,354	$147,185	$340,592
Total assets	1,345,743	1,218,650	1,152,457	4,220,631	4,458,167
Total debt, including current maturities	308,758	338,722	408,528	—	—
Other long-term liabilities, including deferred income taxes	100,107	90,372	96,392	828,902	846,280

(1)	See Note 3 of Notes to Consolidated Financial Statements for discussion of the goodwill and intangible assets impairment charges.
(2)	See Note 7 of Notes to Consolidated Financial Statements for discussion of the entities included in discontinued operations and net income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors.

Spin-Off

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. The spin-off from IAC occurred on August 20, 2008 and occurred concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc., and Tree.com, Inc. In this annual report, we refer to the separation transaction as the “spin-off” and each of these companies as “Spincos.” Effective August 21, 2008, HSNi’s shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.”

HSNi was formed to hold HSN and Cornerstone, the businesses that previously comprised most of IAC’s retailing segment. Prior to the spin-off, HSNi was a wholly owned subsidiary of IAC and did not have any material assets or liabilities nor did HSNi engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities. HSN primarily consists of the HSN television networks, HSN.com and a limited number of outlet stores; and Cornerstone includes the Cornerstone Brands portfolio of leading print catalogs, related websites and a number of retail and outlet stores. The businesses operated by HSNi following the spin-off are referred to herein as the “HSNi Businesses.” HSNi also includes the entity classified as discontinued operations in the Management Overview under the heading “Discontinued Operations.”

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

Management Overview

HSNi markets and sells a wide range of third party and proprietary label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements; (iii) websites, which consist primarily of HSN.com and the seven branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile handheld devices. HSNi’s television home shopping business, related internet commerce and outlet operations are referred to herein as “HSN” and all catalog operations, including related internet commerce and retail and outlet stores, are collectively referred to herein as “Cornerstone.”

Sources of Revenue

HSN revenue includes merchandise sales originating from the live television broadcasts of its programming 24 hours per day, seven days a week, the HSN.com website and through mobile handheld devices. HSN also sells merchandise through its “Autoship” program under which customers receive scheduled merchandise shipments according to a pre-determined calendar.

Cornerstone sells private label and third party merchandise through its assortment of catalogs, internet sites and retail and outlet stores. Cornerstone consists of the brands of Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements.

Products

HSNi sells a wide array of merchandise across its various channels of distribution. HSN merchandise categories primarily consist of jewelry, fashion (apparel & accessories), beauty & wellness, and home & other (including housewares, home fashions, electronics, fitness and other). HSN manages its product mix to provide a balance between satisfying existing customer demand, generating interest from potential viewers and customers, providing new merchandise or values to its viewership and maximizing airtime and internet efficiency. Cornerstone merchandise categories generally consist of home furnishings (including indoor/outdoor furniture, window treatments and other home-related goods) and apparel & accessories.

HSNi management believes that merchandise diversification, combined with an interactive multi-channel distribution strategy, appeals to a broader segment of potential customers and is an important part of its overall business strategy. HSNi is continually developing new merchandise offerings from existing, potential and future suppliers, to supplement its existing product lines.

Discontinued Operations

HSNi’s international subsidiaries that previously conducted business in the United Kingdom (which was dissolved in September 2009), Belgium and Mexico are presented as discontinued operations in these consolidated financial statements.

Economic and Other Trends

During 2010, the retail industry showed signs of recovery from the recessionary environment experienced during previous years. HSNi’s revenue grew 9% which included 5% growth at HSN and 19% growth at Cornerstone. HSN had revenue growth in the electronics, fashion and wellness categories. Cornerstone’s revenue growth was led by its effective execution of strategic merchandising and marketing initiatives implemented earlier in the year; an increase in demand for luxury and home furnishing products; and investment in circulation at its three largest brands, Frontgate, Ballard Designs and Garnet Hill. We expect continued challenges within the economic environment, including rates of unemployment, consumer confidence, fuel and product costs, and other economic factors affecting consumer spending behavior, could negatively influence our top-line and/or gross profit growth in 2011.

During 2010, gross profit margin declined 28 basis points to 35.4%. However, in the first half of the year, gross profit margin increased 120 basis points and in the second half of the year, it declined 150 basis points. The decrease in the second half of the year was primarily attributable to inbound and outbound shipping cost increases, and more promotional activity to drive demand. As we look forward, we do anticipate that we will continue to experience these cost pressures in the short term and are actively working to mitigate the impact of these increases by working with our partners, looking at selective price increases and implementing lower cost outbound shipping arrangements. However, additional increases in product and/or shipping costs could further impact our financial results if we are unable to pass such costs along in the form of price increases to our customers.

HSNi’s operating expenses increased 5% but were down 117 basis points as a percentage of net sales from the prior year. Included in this operating expense increase were additional catalog costs to support the 11% increase in catalog circulation, expenses for the launch of our second network, HSN2, strategic investments in brand and event marketing at HSN and an increase in stock-based compensation expense.

Our strategy for HSN continues to be to build our brands across our multi-channel platforms, leverage innovation and provide our customers with compelling products and experiences. At Cornerstone, we will continue to leverage the strength of the three largest brands, focus on e-commerce and multi-channel growth and selectively invest in catalog circulation within our brands to drive demand. We are committed to managing our operating expenses and will continue to invest in the business, as appropriate, to drive customer growth and profitability.

Results of Operations

Net Sales

Net sales primarily relate to the sale of merchandise and are reduced by incentive discounts and actual and estimated sales returns. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions.

	Year Ended December 31,
	2010	Change	2009	Change	2008
	(Dollars in thousands)
HSN	$2,115,918	5%	$2,007,897	3%	$1,956,871
Cornerstone	880,862	19%	741,712	(14%)	866,722

Total HSNi net sales	$2,996,780	9%	$2,749,609	(3%)	$2,823,593

HSNi net sales in 2010 increased 9% to $3.0 billion due to 5% sales growth at HSN and 19% sales growth at Cornerstone. Internet sales continued to grow in 2010 representing 39.2% of HSNi net sales as compared to 37.4% in the prior year. The number of units shipped in 2010 increased 7% to 54.4 million from 50.7 million, and the average price point increased 1% to $61.34 from $60.49 in the prior year.

HSNi net sales in 2009 decreased 3% to $2.7 billion due to a 14% decline at Cornerstone, partially offset by growth of 3% at HSN. Internet sales continued to grow in 2009 representing 37.4% of HSNi net sales as compared to 35.9% in the prior year. The number of units shipped in 2009 decreased less than 1% to 50.7 million from 50.9 million, and the average price point decreased 2% to $60.49 from $61.99 in the prior year.

HSN

HSN net sales increased 5% to $2.1 billion in 2010 driven by revenue growth in the electronics, fashion and wellness divisions. HSN.com net sales grew 11% and represented 31.8% of HSN’s net sales compared to 30.3%

in the prior year. The growth in net sales is attributable to increased consumer demand as reflected by the 5% increase in units shipped to 40.6 million from 38.8 million. Average price point increased 1% to $59.34 from $58.63.

HSN net sales increased 3% to $2.0 billion in 2009 as compared to the prior year. HSN.com net sales grew 9% and represented 30.3% of HSN’s net sales. The product mix in 2009 shifted towards the electronics and fitness divisions. The growth in net sales is attributable to the 5% increase in units shipped to 38.8 million from 36.9 million, offset by the 2% decrease in average price point to $58.63 from $60.13. The decrease in the average price point is primarily a result of changes in merchandise offerings, sales of key items at lower price points and product mix.

Divisional product mix at HSN is provided in the table below:

	Year Ended December 31,
	2010	2009	2008
Jewelry	14.6%	15.5%	16.3%
Fashion (apparel & accessories)	13.6%	11.3%	12.6%
Beauty & wellness	17.2%	17.7%	18.3%
Home & other (including housewares, home fashions, electronics, fitness and other)	54.6%	55.5%	52.8%

Total	100.0%	100.0%	100.0%

Cornerstone

Cornerstone’s net sales for 2010 increased 19% to $880.9 million from the prior year. The increase was primarily due to effective execution of strategic merchandising and marketing initiatives; our investment in catalog circulation primarily in Cornerstone’s three largest brands, Frontgate, Ballard Designs and Garnet Hill; and a resurgence in consumer demand for luxury and outdoor products. The average price point and the number of units shipped increased 1% and 16%, respectively.

Cornerstone’s net sales for 2009 decreased 14% to $741.7 million from the prior year. The decrease was primarily the result of softness in consumer demand, particularly in the first half of the year, for luxury and outdoor products. The decrease is also attributable to the 24% strategic reduction in catalog circulation compared to the prior year. The average price point and the number of units shipped decreased less than 1% and 15%, respectively.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs (including stock-based compensation) for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Year Ended December 31,
	2010	Change	2009	Change	2008
	(Dollars in thousands)
Gross profit:
HSN	$709,181	4%	$678,717	7%	$633,186
HSN gross profit margin	33.5%	(29 bp)	33.8%	145 bp	32.4%
Cornerstone	$351,833	16%	$302,597	(14%)	$352,244
Cornerstone gross profit margin	39.9%	(86 bp)	40.8%	16 bp	40.6%
HSNi	$1,061,014	8%	$981,314	(0%)	$985,430
HSNi gross profit margin	35.4%	(28 bp)	35.7%	79 bp	34.9%

bp = basis points

HSN

Gross profit for HSN increased 4% to $709.2 million in 2010 from $678.7 million in the prior year. Gross profit margin declined 29 basis points to 33.5% from 33.8% in the prior year. The slight decline in the gross profit margin was primarily attributable to a decrease in net shipping margins primarily due to a product mix shift towards electronics, partially offset by improved product margins due to less promotional activity in the first half of the year. Gross profit margin was also negatively impacted by increased inventory reserves as a result of a higher inventory balance.

Gross profit for HSN increased 7% to $678.7 million in 2009 from $633.2 million in the prior year. Gross profit margin improved 145 basis points to 33.8% from 32.4% in the prior year. The improvement in the gross profit margin was primarily attributable to improved product margins due to less promotional activity, lower procurement costs and warehouse productivity improvements. Gross profit margin also benefited from a reduction in inventory reserves due to lower aged inventory levels.

Cornerstone

Gross profit for Cornerstone increased 16% in 2010 to $351.8 million from $302.6 million in the prior year. Gross profit margin declined 86 basis points to 39.9% from 40.8% in the previous year. The decrease in the gross profit margin was primarily due to increased rates for inbound and outbound shipping services for larger package deliveries (as a result of increased global demand for shipping services and the expiration of favorable shipping contracts in place during 2009) and increased promotional activity to drive demand, partially offset by leverage over warehousing costs due to the revenue growth and warehouse efficiencies.

Gross profit for Cornerstone decreased 14% in 2009 to $302.6 million from $352.2 million in the prior year. Gross profit margin improved 16 basis points to 40.8% from 40.6% in the prior year. The increase in the gross profit margin was principally due to lower shipping and fulfillment costs (Cornerstone had negotiated favorable shipping rates with its common carriers in 2009) and improved return rates, offset slightly by promotional pricing in the first half of the year.

Selling and Marketing Expense

Selling and marketing expense consists primarily of advertising and promotional expenditures, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service, sales and merchandising functions and on-air distribution costs. Advertising and promotional expenditures primarily include catalog production and distribution costs and online marketing, including fees paid to search engines and third-party distribution partners.

	Year Ended December 31,
	2010	Change	2009	Change	2008
	(Dollars in thousands)
HSN	$289,676	5%	$275,296	2%	$270,016
As a percentage of HSN net sales	13.7%	(2 bp)	13.7%	(9 bp)	13.8%
Cornerstone	$249,013	7%	$232,273	(22%)	$297,289
As a percentage of Cornerstone net sales	28.3%	(305 bp)	31.3%	(298 bp)	34.3%
HSNi	$538,689	6%	$507,569	(11%)	$567,305
As a percentage of HSNi net sales	18.0%	(48 bp)	18.5%	(163 bp)	20.1%

HSNi’s selling and marketing expense in 2010 increased 6% or $31.1 million and was 18.0% of net sales as compared to 18.5% in 2009. The increase in the expense is primarily due to increased catalog production and distribution costs associated with an 11% increase in catalog circulation, an increase in compensation and other employee-related costs primarily due to increased headcount, an increase in on-air distribution costs and strategic investments in brand and event marketing at HSN. The increase in on-air distribution costs was primarily due to HSN2, HSN’s second television shopping channel that debuted in August 2010.

HSNi’s selling and marketing expense in 2009 decreased 11% or $59.7 million and represented 18.5% of net sales as compared to 20.1% in 2008. This decrease is primarily due to a $54.9 million decline in catalog production and distribution costs associated with a 24% planned reduction in catalog circulation. The decrease is also attributable to a $4.9 million decline in compensation and other employee-related costs in 2009 primarily due to headcount reductions at Cornerstone. These decreases within selling and marketing expense were partially offset by an increase in on-air distribution costs. The increase in on-air distribution costs was due to a $5.0 million reduction of a liability in 2008 resulting from settlement of certain key contract conditions with a vendor.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Year Ended December 31,
	2010	Change	2009	Change	2008
	(Dollars in thousands)
HSN	$160,361	0%	$159,869	1%	$158,218
As a percentage of HSN net sales	7.6%	(38 bp)	8.0%	(12 bp)	8.1%
Cornerstone	$66,610	6%	$62,595	0%	$62,426
As a percentage of Cornerstone net sales	7.6%	(88 bp)	8.4%	124 bp	7.2%
HSNi	$226,971	2%	$222,464	1%	$220,644
As a percentage of HSNi net sales	7.6%	(52 bp)	8.1%	28 bp	7.8%

HSNi’s general and administrative expense in 2010 increased 2% or $4.5 million and was 7.6% of net sales as compared to 8.1% in the prior year. The increase in expense was driven by an increase in compensation and other employee-related costs primarily due to stock-based compensation, partially offset by a decrease in performance driven incentives.

HSNi’s general and administrative expense in 2009 increased less than 1% or $1.8 million and was 8.1% of net sales compared to 7.8% in the prior year. The increase was driven by an increase in compensation and other employee-related costs primarily due to performance driven incentives, offset by an $8.2 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense is primarily due to the charge recognized in 2008 related to the modification of existing stock-based compensation awards in connection with the spin-off.

Production and Programming Expense

Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN. Expenses associated with on-air distribution of HSN, including expenses relating to pay television operators, are included in selling and marketing expense.

	Year Ended December 31,
	2010	Change	2009	Change	2008
	(Dollars in thousands)
Production and programming expense	$60,235	6%	$57,090	(5%)	$60,217
As a percentage of HSN net sales	2.8%	0 bp	2.8%	(23 bp)	3.1%

Production and programming expense for 2010 increased 6% or $3.1 million and was 2.8% of HSN’s net sales, consistent with the prior year.

Production and programming expense for 2009 decreased 5% or $3.1 million and was 2.8% of HSN’s net sales compared to 3.1% in the prior year. The decline in production and programming costs is primarily due to a decrease in labor costs due to lower headcount.

Depreciation

	Year Ended December 31,
	2010	Change	2009	Change	2008
	(Dollars in thousands)
HSN	$29,622	3%	$28,666	5%	$27,348
Cornerstone	8,849	(5%)	9,309	(8%)	10,090

HSNi	$38,471	1%	$37,975	1%	$37,438

As a percentage of HSNi net sales	1.3%	(10 bp)	1.4%	6 bp	1.3%

Depreciation for 2010 and 2009 increased $0.5 million each year as compared to the respective prior year, primarily due to the incremental depreciation associated with recent capital expenditures, partially offset by certain fixed assets becoming fully depreciated during the periods. The capital expenditures were primarily at HSN in 2010 and were for investments in information technology, campus renovations and broadcast-related investments. The capital expenditures in 2009 were also primarily at HSN and were for investments in equipment relating to high-definition television programming, campus renovations and other information technology and broadcast-related investments.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure and is defined in Note 6 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2010	Change	2009	Change	2008
	(Dollars in thousands)
HSN	$213,612	9%	$196,139	22%	$160,279
As a percentage of HSN net sales	10.1%	33 bp	9.8%	158 bp	8.2%
Cornerstone	$44,011	340%	$9,998	NM	$(1,375)
As a percentage of Cornerstone net sales	5.0%	365 bp	1.3%	151 bp	(0.2%)
HSNi	$257,623	25%	$206,137	30%	$158,904
As a percentage of HSNi net sales	8.6%	110 bp	7.5%	187 bp	5.6%

NM=not meaningful

HSNi’s Adjusted EBITDA in 2010 increased 25% or $51.5 million and is 8.6% of net sales as compared to 7.5% in 2009. The increase in Adjusted EBITDA is primarily due to the 9% growth in net sales, partially offset by the increase in operating expenses for investments in Cornerstone’s catalog circulation and on-air distribution costs at HSN. HSN’s Adjusted EBITDA increased 9% or $17.5 million primarily due to the 5% increase in net sales, partially offset by the 3% increase in operating expenses, excluding non-cash charges. Cornerstone’s Adjusted EBITDA increased $34.0 million primarily due to the 19% increase in net sales, partially offset by the 5% increase in operating expenses, excluding non-cash charges.

HSNi’s Adjusted EBITDA in 2009 increased 30% or $47.2 million from 2008 primarily driven by an increase in productivity at Cornerstone from the reduced catalog circulation resulting in a $54.9 million reduction in catalog costs. These cost reductions were offset by an $8.9 million increase in HSNi’s compensation and other employee-related costs. Adjusted EBITDA margins for HSNi increased 187 basis points to 7.5% from 5.6% in the prior year. HSN’s Adjusted EBITDA increased 22% or $35.9 million primarily due to the $45.5 million increase in gross profit, partially offset by a $10.5 million increase in compensation and other employee-related costs. Cornerstone’s Adjusted EBITDA increased $11.4 million primarily as a result of productivity improvements from the 24% planned reduction in catalog circulation, offset by a $49.6 million decrease in gross profit.

Operating Income (Loss)

	Year Ended December 31,
	2010	Change	2009	Change	2008
	(Dollars in thousands)
HSN	$168,724	7%	$157,233	NM	$(2,332,789)
As a percentage of HSN net sales	8.0%	14 bp	7.8%	NM	(119.2%)
Cornerstone	$27,363	1833%	$(1,579)	NM	$(769,522)
As a percentage of Cornerstone net sales	3.1%	332 bp	(0.2%)	NM	(88.8%)
HSNi	$196,087	26%	$155,654	NM	$(3,102,311)
As a percentage of HSNi net sales	6.5%	88 bp	5.7%	NM	(109.9%)

NM = not meaningful

HSNi’s operating income in 2010 increased 26% or $40.4 million from 2009 and was 6.5% of net sales as compared to 5.7% in the prior year. The increase in operating income is primarily due to the 9% growth in net sales, partially offset by the increase in operating expenses for investments in Cornerstone’s catalog circulation, a $10.0 million increase in stock-based compensation expense and higher on-air distribution costs at HSN.

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

In 2008, due to a significant deterioration in the macroeconomic environment for retailers, particularly in the home and apparel categories, and a significant decline in our stock price, we recognized $3.2 billion of asset impairment charges related to the write-down of goodwill and intangible assets at our HSN and Cornerstone reporting units.

The decrease in amortization of intangible assets in 2009 is due to the impairment of customer lists recognized in the fourth quarter of 2008 and certain intangibles becoming fully amortized during 2008. The amortization of non-cash marketing referred to in this report consists of non-cash marketing and advertising secured by IAC from Universal Television as part of a transaction with Vivendi Universal Entertainment, LLLP (“VUE”). The decrease in stock-based compensation expense in 2009 as compared to the previous year is primarily due to the charge recognized in 2008 related to the modification of stock-based compensation awards in connection with the spin-off.

Other Income (Expense)

	Year Ended December 31,
	2010	Change	2009	Change	2008
	(Dollars in thousands)
Interest income	$601	75%	$343	(29%)	$480
Interest expense	(33,085)	(6%)	(35,283)	115%	(16,420)

Total other expense, net	$(32,484)	(7%)	$(34,940)	119%	$(15,940)

As a percentage of HSNi net sales	(1.1%)	19 bp	(1.3%)	(71 bp )	(0.6%)

Interest expense for the years ended December 31, 2010 and 2009 primarily relates to the $240 million of 11.25% senior notes and the $150 million five-year term loan which were issued in the third quarter of 2008 in connection with the spin-off from IAC. The decrease in interest expense in 2010 compared to 2009 is due to the partial repayment of the term loan and a decrease in the average interest rate of the term loan. The increase in the interest expense in 2009 compared to 2008 is due to the longer period in which the debt was outstanding, offset slightly by the lower interest rate on the term loan in 2009.

Income Tax Provision

For the years ended December 31, 2010 and 2009, HSNi recorded tax provisions from continuing operations of $65.0 million and $48.1 million, respectively, which represent effective tax rates of 39.8% and 39.9%, respectively. The 2010 and 2009 tax rates are higher than the federal statutory rate of 35% due principally to state income taxes.

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

Discontinued Operations

Discontinued operations in the accompanying consolidated statements of operations include HSNi’s international subsidiaries that previously conducted business in the United Kingdom (which was dissolved in September 2009), Belgium and Mexico. Loss from discontinued operations, net of tax, in 2010, 2009 and 2008 was less than $0.1 million, $0.1 million and $3.4 million, respectively. Loss from discontinued operations, net of tax, in 2008 primarily relates to 2007 income tax returns filed in 2008. The entities included in discontinued operations are not expected to generate any material income, losses or cash flows in future periods.

Liquidity and Capital Resources

As of December 31, 2010, HSNi had $354.3 million of cash and cash equivalents, up from $269.9 million as of December 31, 2009.

Net cash provided by operating activities attributable to continuing operations was $133.6 million in 2010 compared to $202.6 million in 2009, a decrease of $68.9 million. This decrease was primarily due to an increase in inventories to support sales growth and increased payments of income taxes and trade payables, partially offset by the improved operating performance. Gross inventory balances have increased 13% from December 31, 2009.

Net cash used in investing activities attributable to continuing operations in 2010 of $37.5 million resulted from capital expenditures. The capital expenditures were primarily at HSN and were for investments in information technology, campus renovations and broadcasting-related investments. Net cash used in investing activities attributable to continuing operations in 2009 of $41.4 million resulted from capital expenditures primarily at HSN and were for investments in equipment relating to high-definition television programming, campus renovations and other information technology and broadcast-related investments.

Net cash used in financing activities attributable to continuing operations in 2010 was $11.8 million which included a $30.2 million repayment of long-term debt under the term loan, $15.3 million of cash proceeds received from the issuance of common stock pursuant to stock-based awards net of withholding taxes, and $3.1 million of excess tax benefits from stock-based awards. The repayment of long-term debt under the term loan included a voluntary prepayment of approximately $25.4 million in December 2010, of which approximately $19.6 million would have been required to be paid in 2011.

Net cash used in financing activities attributable to continuing operations in 2009 was $69.7 million related to the $50.0 million repayment of long-term debt under the term loan which included a voluntary prepayment of $35 million in December 2009, of which approximately $30 million would have been required to be paid in March 2010 through an “excess cash flow” payment as required by the terms of the credit agreement. The credit agreement requires an “excess cash flow” payment if HSNi’s leverage ratio is above 1.75x. Since HSNi’s leverage ratio was below 1.75x as of December 31, 2010 and 2009, “excess cash flow” payments were not required in either of the subsequent years. In addition, HSNi made a $20.0 million repayment of the revolving credit facility in the first quarter of 2009.

The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio, as defined in the credit agreement, of 2.75x and a minimum interest coverage ratio, as defined in the credit agreement, of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of December 31, 2010, with a leverage ratio of 1.21x and an interest coverage ratio of 8.57x. The amount available under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of December 31, 2010, there were $26.4 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2010, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $123.6 million.

Net cash provided by discontinued operations in 2010 and 2009 of less than $0.1 million and $1.0 million, respectively, relates primarily to the operations of HSNi’s international subsidiaries. HSNi does not expect future cash flows associated with existing discontinued operations to be material.

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

Contractual Obligations and Commercial Commitments

The following table presents HSNi’s contractual obligations as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities	$309,841	$5,820	$64,021	$—	$240,000
Interest on debt (a)	165,346	28,607	55,739	54,000	27,000
Operating leases	159,814	27,583	45,306	35,354	51,571
Purchase obligations (b)	275,062	92,393	170,382	12,287	—

Total contractual obligations	$910,063	$154,403	$335,448	$101,641	$318,571

(a)	Includes interest on variable rate debt estimated using the rate in effect as of December 31, 2010.

(b)	The purchase obligations primarily relate to contracts with pay television operators and include obligations for future cable distribution and commission guarantees.

	Amount of Commitments Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Letters of credit and surety bonds (c)	$30,293	$30,243	$50	$—	$—

(c)	The letters of credit (“LOCs”) primarily consist of trade LOCs which are used for inventory purchases. Trade LOCs are guarantees of payment based upon the delivery of goods. The surety bonds primarily consist of custom bonds which relate to the import of merchandise into the United States.

At December 31, 2010, we had $0.6 million recorded for uncertain tax positions. We are not able to reasonably estimate the timing of payments in future periods; therefore, the liability of $0.6 million has not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements

Other than the items described above, HSNi does not have any off-balance sheet arrangements as of December 31, 2010.

Seasonality

HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter. Reported revenues in the fourth quarter were 31%, 31% and 28% of total reported annual revenues in 2010, 2009 and 2008, respectively.

Non-GAAP Measure

HSNi reports Adjusted EBITDA as a supplemental measure to generally accepted accounting principles (“GAAP”). This measure is one of the primary metrics by which HSNi evaluates the performance of its businesses, on which its internal budgets are based and by which management is compensated. HSNi believes that investors should have access to the same information that it uses in analyzing its results.

Adjusted EBITDA is defined as operating income excluding, if applicable: (1) non-cash charges including: (a) stock-based compensation expense, (b) amortization of non-cash marketing, (c) amortization of intangibles, (d) depreciation and gains and losses on asset dispositions, and (e) goodwill, long-lived asset and intangible asset impairments; (2) pro forma adjustments for significant acquisitions; and (3) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail and media industries. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s consolidated statements of operations of certain expenses, including stock-based compensation, amortization of non-cash marketing, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and one-time items

Non-Cash Expenses That Are Excluded From HSNi’s Non-GAAP Measure

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

Amortization of non-cash marketing consists of non-cash advertising provided to HSNi by IAC. The non-cash marketing was secured by IAC from Universal Television and was available to HSN for television advertising on various NBC Universal network and cable channels without any cash cost through the third quarter of 2008. The expense for this advertising is excluded from Adjusted EBITDA because it is non-cash and is incremental to the marketing and advertising that HSNi would otherwise undertake as a result of its ordinary cost/benefit marketing planning process. Nonetheless, it is likely that HSNi did derive benefits from it, though management believes such benefits were generally less than those received through its regular marketing and advertising for the reasons stated above. Adjusted EBITDA therefore has the limitation of including those benefits while excluding the associated expense.

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

Reconciliation of Adjusted EBITDA

See Note 6 of Notes to Consolidated Financial Statements for the reconciliation between Adjusted EBITDA and net income (loss) for the years ended December 31, 2010, 2009 and 2008.

Critical Accounting Policies and Estimates

The following disclosure is provided to supplement the descriptions of HSNi’s accounting policies contained in Note 2 of Notes to Consolidated Financial Statements in regard to significant areas of judgment. HSNi’s management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net income during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of HSNi’s accounting policies and estimates have a more significant impact on its consolidated financial statements than others. The following is a discussion of some of HSNi’s more significant accounting policies and estimates.

Recoverability of Long-Lived Assets

HSNi reviews the carrying value of all long-lived assets, primarily property and equipment and definite-lived intangible assets, for impairment whenever triggering events or changes in circumstances indicate that the carrying value of an asset may be impaired. In accordance with accounting guidance pertaining to the accounting for the impairment or disposal of long-lived assets, impairment is considered to have occurred whenever the carrying value of a long-lived asset exceeds the sum of the undiscounted cash flows that is expected to result from the use and eventual disposition of the asset. The impairment is measured by comparing the fair value of the asset to its carrying value. Our valuation methodologies include, but are not limited to, discounting the future cash flows from the asset being tested. Significant judgments include determining if a triggering event has occurred, determining the future cash flows from the assets and applying the appropriate discount rate when measuring the fair value. The determination of cash flows is based upon assumptions that may not occur.

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

Returns Reserves

Net sales from HSNi primarily consist of merchandise sales and are reduced by incentive discounts and sales returns. HSNi’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual levels of product returns may vary from these estimates. HSNi’s estimated return rates were 17.8%, 17.8% and 18.4% in 2010, 2009 and 2008, respectively.

Allowance for Doubtful Accounts

HSNi makes judgments as to its ability to collect outstanding receivables and provide allowances when it has determined that all or a portion of the receivable will not be collected. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, its previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they become uncollectible.

Income Taxes

Estimates of deferred income taxes and the significant items giving rise to the deferred tax assets and liabilities are shown in Note 13 of Notes to Consolidated Financial Statements, and reflect management’s assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment, as well as actual operating results of HSNi that vary significantly from anticipated results. Valuation allowances are related to items for which it is more likely than not that the tax benefit will not be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative information and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income and feasible tax planning strategies. HSNi recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on its technical merits. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. HSNi considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

Stock-Based Compensation

We measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. HSNi grants performance-based equity awards whose value is based on the extent to which certain pre-established performance goals are achieved during a three-year period. Each reporting period prior to the vesting of these awards, management must apply significant judgment when estimating the expected future achievement of the designated performance metrics The estimation of stock awards that will ultimately vest and the estimation of the value of the performance-based awards require judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The fair value of restricted stock units is determined based on the number of shares granted and the closing price of our common stock at the grant date. The fair value of stock options, stock appreciation rights and options granted under our employee stock purchase plan are estimated on the grant date using the Black-Scholes option pricing model. This model incorporates various assumptions, including expected volatility and expected term. Expected stock price volatilities are estimated based on the historical and implied volatilities of comparable publicly-traded companies. The expected term of awards granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. Actual results and future estimates may differ substantially from our current estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2010, approximately 22.6% of our $308.8 million of outstanding long-term debt bore interest at variable rates, generally tied to a reference rate such as the LIBOR rate or the prime rate of interest of certain banks. Changes in interest rates on loans from these financial institutions could affect our earnings as a result of interest rates charged on certain underlying obligations that are variable. A hypothetical 100 basis point increase in interest rates on our variable rate obligations would have resulted in an increase of approximately $0.7 million and $1.0 million in annual pre-tax interest expense for the years ended December 31, 2010 and 2009, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of HSN, Inc.

We have audited the accompanying consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HSN, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

February 23, 2011

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net sales	$2,996,780	$2,749,609	$2,823,593
Cost of sales	1,935,766	1,768,295	1,838,163

Gross profit	1,061,014	981,314	985,430

Operating expenses:
Selling and marketing	538,689	507,569	567,305
General and administrative	226,971	222,464	220,644
Production and programming	60,235	57,090	60,217
Amortization of non-cash marketing	—	—	8,022
Amortization of intangible assets	561	562	7,465
Depreciation	38,471	37,975	37,438
Asset impairments	—	—	3,186,650

Total operating expenses	864,927	825,660	4,087,741

Operating income (loss)	196,087	155,654	(3,102,311)

Other income (expense):
Interest income	601	343	480
Interest expense	(33,085)	(35,283)	(16,420)

Total other expense, net	(32,484)	(34,940)	(15,940)

Income (loss) from continuing operations before income taxes	163,603	120,714	(3,118,251)
Income tax (provision) benefit	(65,041)	(48,136)	730,773

Income (loss) from continuing operations	98,562	72,578	(2,387,478)
Loss from discontinued operations, net of tax	(39)	(90)	(3,410)

Net income (loss)	$98,523	$72,488	$(2,390,888)

Income (loss) from continuing operations per share:
Basic	$1.72	$1.29	$(42.48)
Diluted	$1.66	$1.27	$(42.48)
Net income (loss) per share:
Basic	$1.72	$1.29	$(42.54)
Diluted	$1.65	$1.26	$(42.54)
Shares used in computing income (loss) per share:
Basic	57,414	56,383	56,208
Diluted	59,546	57,330	56,208

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$354,259	$269,921
Accounts receivable, net of allowance of $13,026 and $11,608, respectively	195,748	182,746
Inventories	296,390	261,473
Deferred income taxes	28,801	21,960
Prepaid expenses and other current assets	42,443	47,152

Total current assets	917,641	783,252
Property and equipment, net	154,987	157,051
Intangible assets, net	260,623	261,185
Other non-current assets	12,492	17,162

TOTAL ASSETS	$1,345,743	$1,218,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$244,301	$222,787
Current maturities of long-term debt	5,820	4,762
Accrued expenses and other current liabilities	216,114	222,739

Total current liabilities	466,235	450,288
Long-term debt, less current maturities	302,938	333,960
Deferred income taxes	80,203	76,413
Other long-term liabilities	19,904	13,959

Total liabilities	869,280	874,620

Commitments and contingencies (Note 14)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 57,966,771 and 56,503,163 issued shares as of December 31, 2010 and 2009, respectively	580	565
Additional paid-in capital	2,453,406	2,419,765
Retained deficit	(1,977,523)	(2,076,046)
Accumulated other comprehensive loss	—	(254)

Total shareholders’ equity	476,463	344,030

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,345,743	$1,218,650

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Invested Capital	Receivables From IAC and Subsidiaries	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2007	—	$—	—	$—	$4,522,873	$(1,581,157)	$—	$—	$1,170	$2,942,886
Comprehensive loss:
Net loss prior to spin-off	—	—	—	—	(242,354)	—	—	—	—	(242,354)
Net loss after spin-off	—	—	—	—	—	—	—	(2,148,534)	—	(2,148,534)
Foreign currency translation	—	—	—	—	—	—	—	—	(1,416)	(1,416)

Comprehensive loss										(2,392,304)
Net change in transfers to and receivables from IAC	—	—	—	—	—	22,531	—	—	—	22,531
Distribution to IAC	—	—	—	—	(333,799)	—	—	—	—	(333,799)
Stock-based compensation expense for equity awards	—	—	—	—	—	16,314	4,001	—	—	20,315
Stock-based awards accounted for as a liability	—	—	—	—	—	(2,136)	718	—	—	(1,418)
Capitalization as a result of the spin-off, net of extinguishment of IAC receivables	—	—	—	—	(3,946,720)	1,544,448	2,402,272	—	—	—
Issuance of common stock at spin-off	—	—	56,206	562	—	—	(562)	—	—	—
Issuance of common stock from stock-based compensation awards	—	—	16	—	—	—	74	—	—	74

Balance as of December 31, 2008	—	$—	56,222	$562	$—	$—	$2,406,503	$(2,148,534)	$(246)	$258,285
Comprehensive income:
Net income	—	—	—	—	—	—	—	72,488	—	72,488
Foreign currency translation	—	—	—	—	—	—	—	—	(8)	(8)

Comprehensive income										72,480
Stock-based compensation expense for equity awards	—	—	—	—	—	—	11,391	—	—	11,391
Adjustment to capitalization as a result of the spin-off	—	—	—	—	—	—	406	—	—	406
Issuance of common stock from stock-based compensation awards	—	—	281	3	—	—	1,465	—	—	1,468

Balance as of December 31, 2009	—	$—	56,503	$565	$—	$—	$2,419,765	$(2,076,046)	$(254)	$344,030
Comprehensive income:
Net income	—	—	—	—	—	—	—	98,523	—	98,523
Foreign currency translation	—	—	—	—	—	—	—	—	254	254

Comprehensive income										98,777
Stock-based compensation expense for equity awards	—	—	—	—	—	—	16,491	—	—	16,491
Issuance of common stock from stock-based compensation awards	—	—	1,464	15	—	—	17,150	—	—	17,165

Balance as of December 31, 2010	—	$—	57,967	$580	$—	$—	$2,453,406	$(1,977,523)	$—	$476,463

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net income (loss)	$98,523	$72,488	$(2,390,888)
Less: Loss from discontinued operations, net of tax	(39)	(90)	(3,410)

Income (loss) from continuing operations	98,562	72,578	(2,387,478)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation	38,471	37,975	37,438
Amortization of intangible assets	561	562	7,465
Asset impairments	—	—	3,186,650
Stock-based compensation expense	21,232	11,264	20,286
Amortization of cable and satellite distribution fees	3,358	3,360	4,028
Amortization of non-cash marketing	—	—	8,022
Amortization of debt issuance costs	2,571	2,556	1,124
Loss on disposition of fixed assets	1,272	682	1,354
Deferred income taxes	(2,808)	(6,794)	(742,053)
Bad debt expense	19,827	18,460	19,775
Excess tax benefits from stock-based awards	(3,112)	(301)	(135)
Changes in current assets and liabilities:
Accounts receivable	(32,699)	(36,994)	8,787
Inventories	(34,917)	42,699	13,239
Prepaid expenses and other current assets	3,645	(5,684)	12,816
Accounts payable, accrued expenses and other current liabilities	17,674	62,189	(54,230)

Net cash provided by operating activities attributable to continuing operations	133,637	202,552	137,088

Cash flows from investing activities attributable to continuing operations:
Transfers from IAC	—	—	16,738
Capital expenditures	(37,508)	(41,378)	(39,662)

Net cash used in investing activities attributable to continuing operations	(37,508)	(41,378)	(22,924)

Cash flows from financing activities attributable to continuing operations:
Proceeds from issuance of long-term debt, net of issuance costs	—	—	373,833
Repayments of long-term debt	(30,159)	(50,000)	—
Borrowings under revolving credit facility	—	—	40,000
Repayments under revolving credit facility	—	(20,000)	(20,000)
Distribution to IAC in connection with the spin-off	—	—	(333,799)
Excess tax benefits from stock-based awards	3,112	301	135
Issuance of common stock, net of withholding taxes	15,277	(26)	—
Other, net	—	—	(117)

Net cash (used in) provided by financing activities attributable to continuing operations	(11,770)	(69,725)	60,052

Total cash provided by continuing operations	84,359	91,449	174,216
Total cash (used in) provided by operating activities attributable to discontinued operations	(21)	1,009	(501)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,472)

Net increase in cash and cash equivalents	84,338	92,458	171,243
Cash and cash equivalents at beginning of period	269,921	177,463	6,220

Cash and cash equivalents at end of period	$354,259	$269,921	$177,463

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

HSN, Inc. (“HSNi”) markets and sells a wide range of third party and private label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements; (iii) websites, which consist primarily of HSN.com and the seven branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile handheld devices. HSNi’s television home shopping business, related internet commerce and retail and outlet stores are referred to herein as “HSN” and all catalog operations, including related internet commerce and retail stores, are collectively referred to herein as “Cornerstone.”

HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & wellness, and home & other (including housewares, home fashions, electronics, fitness and other). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

Basis of Presentation

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. The spin-off from IAC occurred August 20, 2008 concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc., and Tree.com, Inc. Throughout these financial statements, the separation transaction is referred to as the “spin-off” and each of these companies as “Spincos.” In connection with the Spin-off, HSNi’s shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.”

HSNi was formed to hold HSN and Cornerstone, the businesses that previously comprised most of IAC’s retailing segment. Prior to the spin-off, HSNi was a wholly owned subsidiary of IAC and did not have any material assets or liabilities nor did HSNi engage in any business or other activities and, other than in connection with the spin-off, did not acquire or incur any material assets or liabilities. The businesses operated by HSNi following the spin-off are referred to herein as the “HSNi Businesses.” HSNi also includes entities classified as discontinued operations in Note 7.

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

These consolidated financial statements present our results of operations, financial position, shareholders’ equity and cash flows on a combined basis up through the spin-off on August 20, 2008, and on a consolidated basis thereafter. We prepared these financial statements relating to periods prior to the spin-off on a combined basis because they excluded certain investments and assets that were owned, either directly or indirectly, by legal entities that comprise the HSNi Businesses. The ownership of these investments and assets were retained by IAC

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after the spin-off. The historical combined financial statements of HSNi and its subsidiaries reflect the contribution or other transfer to HSNi of all of the subsidiaries and assets and the assumption by HSNi of all of the liabilities relating to the HSNi Businesses in connection with the spin-off and the allocation to HSNi of certain IAC corporate expenses relating to the HSNi Businesses. Accordingly, the historical combined financial statements of HSNi reflect the historical financial position, results of operations and cash flows of the HSNi Businesses since their respective dates of acquisition by IAC, based on the historical consolidated financial statements and accounting records of IAC and using the historical results of operations and historical bases of the assets and liabilities of the HSNi Businesses with the exception of accounting for income taxes. For purposes of these financial statements, income taxes have been principally computed for HSNi on an as if stand-alone, separate tax return basis prior to the spin-off. Our income tax payable, as well as deferred tax assets and liabilities, represent the estimated impact of filing a consolidated income tax return with IAC through the spin-off, and filing a stand-alone consolidated income tax return thereafter. Intercompany transactions and accounts have been eliminated.

In the opinion of HSNi’s management, the assumptions underlying these consolidated statements are reasonable. However, this financial information does not necessarily reflect what the historical financial position, results of operations and cash flows of HSNi would have been had HSNi been a stand-alone company during the periods presented prior to the spin-off.

Fiscal Year

HSNi’s consolidated financial results are reported on a calendar year basis ending on December 31. HSN’s reporting period is the same as HSNi. Cornerstone has a 4-4-5 week accounting cycle with the fiscal year ending on the Saturday on or immediately preceding December 31. Fiscal years 2010, 2009 and 2008 include 52, 52 and 53 weeks, respectively. There are no intervening events that materially affect HSNi’s consolidated balance sheets or consolidated statements of operations.

Reclassifications

Certain reclassifications were made to prior period amounts in the consolidated statements of shareholders’ equity and cash flows to conform with the classifications of such amounts for the most recent period. These reclassifications did not change the following previously reported balances: the components of shareholders’ equity, net cash provided by (used in) operating, investing and financing activities attributable to continuing operations, and total cash (used in) provided by operating activities attributable to discontinued operations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSNi’s sales policy allows customers to return merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. HSNi believes that actual returns of product sales have not materially varied from estimates in any of the periods presented. HSNi’s estimated return rates were 17.8%, 17.8% and 18.4% in 2010, 2009 and 2008, respectively. Sales taxes collected are not included in revenue.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market instruments with an original maturity of three months or less when purchased and are stated at cost.

Accounts Receivable

Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. HSN provides extended payment terms to its customers known as Flexpay. Flexpay is offered on certain products sold by HSN. Revenue is recorded when delivery to the customer has occurred, at which time HSN collects the first payment, sales tax and all shipping and handling fees. Subsequent collections are due from customers in 30-day increments, payable automatically upon authorization of the customer’s method of payment. HSN accepts most credit and select debit cards. HSN offers Flexpay programs ranging from two to six interest-free monthly payments. Flexpay receivables consist of outstanding balances owed by customers, less a reserve for uncollectible balances. The balance of Flexpay receivables, net of allowance, at December 31, 2010 and 2009 was $162.5 million and $154.7 million, respectively.

Accounts receivable outstanding longer than the contractual payment terms are considered past due. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, HSNi’s previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they are deemed uncollectible.

Inventories

Inventories, which primarily consist of finished goods, are valued at the lower of cost or market, with the cost being determined based upon the first-in, first-out method. Cost includes inbound freight and duties and, in the case of HSN, certain allocable costs, including certain warehouse costs. Inventories include approximately $4.5 million and $4.9 million of these allocable general and administrative overhead costs at December 31, 2010 and 2009, respectively, and approximately $17.6 million, $19.0 million and $19.7 million of such costs were included in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors.

Property and Equipment

Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over the shorter of the estimated service life or lease period.

Asset Category	Depreciation Period
Computer equipment and capitalized software	3 to 6 Years
Buildings and leasehold improvements	3 to 39 Years
Furniture and other equipment	3 to 10 Years

HSNi capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed; management with the relevant authority authorizes and commits to the funding of the software project; and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software is depreciated on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized software costs, net of accumulated amortization, totaled $25.2 million and $17.9 million at December 31, 2010 and 2009, respectively, and are included in “Property and equipment, net” in the accompanying consolidated balance sheets. Amortization expense related to the capitalized software costs was $14.7 million, $13.9 million and $14.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, and included in depreciation expense in the consolidated statements of operations.

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

Cable and satellite distribution fees and amortization are included in “Selling and marketing expense” in the accompanying consolidated statements of operations. Prepaid cable and satellite distribution fees covering periods within one year are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. The long-term portions of upfront payments relating to multi-year cable and satellite contracts are included in “Other non-current assets” in the accompanying consolidated balance sheets.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs principally represent offline costs, including catalog production and distribution costs, and online advertising costs. Advertising costs are expensed in the period incurred, except for Cornerstone’s direct costs of producing and distributing its catalogs, which are capitalized. These capitalized costs are amortized over the expected future revenue stream, which is generally three months from the date catalogs are mailed. Such capitalized costs totaled $17.6 million and $17.2 million at of December 31, 2010 and 2009, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

Of these amounts, $13.0 million and $12.9 million at December 31, 2010 and 2009, respectively, related to catalogs that had not yet been mailed. Advertising expense was $209.2 million, $196.7 million and $256.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Stock-Based Compensation

HSNi recognizes compensation expense for stock-based awards, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of cash flows are reported as a component of financing cash flows. HSNi issues new shares to satisfy equity vestings and exercises. See Note 12 for a further description for our stock compensation plans.

Earnings (Loss) Per Share

We compute basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted earnings (loss) per share using the treasury stock method.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Charges related to the impairment of goodwill and intangible assets are included in “Asset impairments” in the accompanying consolidated statements of operations.

As a result of the impairment charges in 2008, HSNi no longer has goodwill recorded. Based on the annual impairment test performed in the fourth quarter, there was no impairment of its intangible assets as of December 31, 2010. An increase in the discount rates or declines in the future estimated cash flows or the trading value of HSNi’s common stock could result in material intangible asset impairment charges.

The balance of goodwill and intangible assets, net, is as follows (in thousands):

	December 31,
	2010	2009
Goodwill	$—	$—
Intangible assets with indefinite lives	260,248	260,248
Intangible assets with definite lives, net	375	937

Total goodwill and intangible assets, net	$260,623	$261,185

Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. When definite-lived intangible assets are sold or expire, the cost of the asset and the related accumulated amortization are eliminated and any gain or loss is recognized at such time.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 and 2009, the following is information on intangible assets with definite lives (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
As of December 31, 2010	$5,622	$(5,247)	$375	10.0
As of December 31, 2009	$5,622	$(4,685)	$937	10.0

Amortization of intangible assets with definite lives is computed on a straight-line basis. The balance of intangible assets with definite lives as of December 31, 2010 is estimated to be fully amortized by December 31, 2011.

The following tables present the balance of goodwill by reporting unit, including changes in the carrying amount of goodwill, for the years ended December 31, 2010 and 2009 (in thousands):

	Gross Balance as of January 1, 2010	Accumulated Impairment	Net Balance as of January 1, 2010	Additions	Impairment	Net Balance as of December 31, 2010
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	492,606	(492,606)	—	—	—	—

Total	$2,884,200	$(2,884,200)	$—	$—	$—	$—

	Gross Balance as of January 1, 2009	Accumulated Impairment	Net Balance as of January 1, 2009	Additions	Impairment	Net Balance as of December 31, 2009
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	492,606	(492,606)	—	—	—	—

Total	$2,884,200	$(2,884,200)	$—	$—	$—	$—

NOTE 4—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	December 31,
	2010	2009
Capitalized software	$211,816	$190,331
Computer and broadcast equipment	93,284	89,001
Buildings and leasehold improvements	90,417	81,937
Furniture and other equipment	72,726	66,861
Projects in progress	3,825	13,207
Land and land improvements	10,922	11,847

	482,990	453,184
Less: accumulated depreciation and amortization	(328,003)	(296,133)

Total property and equipment, net	$154,987	$157,051

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accrued sales returns	$37,354	$39,424
Accrued cable and satellite related fees	30,442	37,915
Accrued freight and fulfillment expenses	18,241	15,366
Accrued compensation and benefits	34,692	36,029
Income tax payable	9,989	26,982
Other accrued expenses and current liabilities	85,396	67,023

Total accrued expenses and other current liabilities	$216,114	$222,739

NOTE 6—SEGMENT INFORMATION

HSNi has determined to represent its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two operating segments, HSN and Cornerstone. Entities included in discontinued operations, as described in Note 7 – Discontinued Operations, are excluded from the schedules below. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies. Intercompany accounts and transactions have been eliminated in consolidation.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reconcile Adjusted EBITDA to operating income (loss) for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Year Ended December 31, 2010
	HSN	Cornerstone	Total
Adjusted EBITDA	$213,612	$44,011	$257,623
Stock-based compensation expense	(13,507)	(7,725)	(21,232)
Amortization of intangible assets	(561)	—	(561)
Depreciation	(29,622)	(8,849)	(38,471)
Loss on disposition of fixed assets	(1,198)	(74)	(1,272)

Operating income	$168,724	$27,363	196,087

Other expense, net			(32,484)

Income from continuing operations before income taxes			163,603
Income tax provision			(65,041)

Income from continuing operations			98,562
Loss from discontinued operations, net of tax			(39)

Net income			$98,523

	Year Ended December 31, 2009
	HSN	Cornerstone	Total
Adjusted EBITDA	$196,139	$9,998	$206,137
Stock-based compensation expense	(9,041)	(2,223)	(11,264)
Amortization of intangible assets	(562)	—	(562)
Depreciation	(28,666)	(9,309)	(37,975)
Loss on disposition of fixed assets	(637)	(45)	(682)

Operating income (loss)	$157,233	$(1,579)	155,654

Other expense, net			(34,940)

Income from continuing operations before income taxes			120,714
Income tax provision			(48,136)

Income from continuing operations			72,578
Loss from discontinued operations, net of tax			(90)

Net income			$72,488

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2008
	HSN	Cornerstone	Total
Adjusted EBITDA	$160,279	$(1,375)	$158,904
Stock-based compensation expense	(14,197)	(6,089)	(20,286)
Amortization of non-cash marketing	(8,022)	—	(8,022)
Amortization of intangible assets	(568)	(6,897)	(7,465)
Asset impairments	(2,441,594)	(745,056)	(3,186,650)
Depreciation	(27,348)	(10,090)	(37,438)
Loss on disposition of fixed assets	(1,339)	(15)	(1,354)

Operating loss	$(2,332,789)	$(769,522)	(3,102,311)

Other expense, net			(15,940)

Loss from continuing operations before income taxes			(3,118,251)
Income tax benefit			730,773

Loss from continuing operations			(2,387,478)
Loss from discontinued operations, net of tax			(3,410)

Net loss			$(2,390,888)

Financial information by segment is as follows (thousands):

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net sales:
HSN	$2,115,918	$2,007,897	$1,956,871
Cornerstone	880,862	741,712	866,722

Total	$2,996,780	$2,749,609	$2,823,593

Identifiable assets:
HSN	$1,138,024	$1,035,233	$940,515
Cornerstone	207,719	183,417	210,949
Discontinued operations	—	—	993

Total	$1,345,743	$1,218,650	$1,152,457

Capital expenditures:
HSN	$29,152	$35,216	$33,367
Cornerstone	8,356	6,162	6,295

Total	$37,508	$41,378	$39,662

HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so. HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—DISCONTINUED OPERATIONS

Loss from discontinued operations for all periods presented includes the income and losses for HSNi’s international subsidiaries that previously conducted business in the United Kingdom (which was dissolved in September 2009), Belgium and Mexico.

The net sales and net loss for the aforementioned discontinued operations for the applicable periods are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net sales	$—	$—	$—

Loss before income taxes	$(62)	$(145)	$(749)
Income tax benefit (expense)	23	55	(2,661)

Loss from discontinued operations, net of tax	$(39)	$(90)	$(3,410)

NOTE 8—FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. HSNi applies the following framework for measuring fair value which is based on a three-level hierarchy:

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of the Company’s financial assets and liabilities which are carried at cost (in thousands):

	December 31, 2010
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Senior Notes	$240,000	$273,900	$273,900	$—	$—
Term Loan	69,841	69,841	—	—	69,841

	December 31, 2009
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Senior Notes	$240,000	$264,000	$264,000	$—	$—
Term Loan	100,000	96,072	—	—	96,072

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the senior notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was based upon discounted future cash flows (level 3 criteria).

HSNi measures certain assets, such as intangible assets and property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the year ended December 31, 2010, there were no assets that were required to be recorded at fair value since no impairment indicators were present.

NOTE 9—RETIREMENT AND SAVINGS PLAN

Effective December 31, 2008, HSNi established the HSN, Inc. Retirement Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, up to the statutory limits. From the period of April 1, 2010 through December 31, 2010, HSNi contributed twenty five cents for each dollar a participant contributed in this plan of the first 6% of a participant’s deferrals. From the period of January 1, 2009 through March 31, 2010, HSNi contributed ten cents for each dollar a participant contributed in this plan of the first 6% of a participant deferrals. For the year ended December 31, 2008, HSNi’s employees continued to be eligible to participate in IAC’s retirement and savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code. For the year ended December 31, 2008, HSNi contributed fifty cents for each dollar a participant contributed in this plan of the first 6% of a participant’s deferrals. HSNi’s matching contribution was $1.4 million, $0.8 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 10—EARNINGS PER SHARE

HSNi computes basic earnings per share using the weighted average number of common shares outstanding for the period. HSNi computes diluted earnings per share using the treasury stock method, which includes the weighted average number of common shares outstanding for the period plus the potential dilution that could occur if various equity awards to issue common stock were exercised or restricted equity awards were vested resulting in the issuance of common stock that could share in our earnings.

Basic Earnings Per Share

For the years ended December 31, 2010 and 2009, basic earnings per share was computed using the number of weighted average shares of common stock outstanding for the period.

For the year ended December 31, 2008, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off, plus the weighted average number of such shares outstanding following the spin-off date through December 31, 2008.

Diluted Earnings Per Share

For the years ended December 31, 2010 and 2009, diluted earnings per share was computed using the number of shares of common stock outstanding for the year and, if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock appreciation rights and the vesting of restricted stock units using the treasury stock method.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2008, diluted earnings per share was computed using (i) the number of shares of common stock outstanding immediately following the spin-off, as if such shares were outstanding for the entire period prior to the spin-off, (ii) the weighted average number of such shares outstanding following the spin-off date through December 31, 2008, and (iii) if dilutive, the incremental common stock that we would issue upon the assumed exercise of stock options and stock appreciation rights and the vesting of restricted stock units using the treasury stock method.

The following table presents our basic and diluted earnings (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Net income (loss):
Income (loss) from continuing operations	$98,562	$72,578	$(2,387,478)
Loss from discontinued operations	(39)	(90)	(3,410)

Net income (loss)	$98,523	$72,488	$(2,390,888)

Weighted average number of shares outstanding:
Basic	57,414	56,383	56,208
Dilutive effect of stock-based compensation awards	2,132	947	—

Diluted	59,546	57,330	56,208

Net income (loss) per share—basic:
Continuing operations	$1.72	$1.29	$(42.48)
Discontinued operations	—	—	(0.06)

Net income (loss)	$1.72	$1.29	$(42.54)

Net income (loss) per share—diluted:
Continuing operations	$1.66	$1.27	$(42.48)
Discontinued operations	(0.01)	(0.01)	(0.06)

Net income (loss)	$1.65	$1.26	$(42.54)

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	1,632	4,372	6,318

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—LONG-TERM DEBT

	December 31,
	2010	2009
Secured credit agreement expiring July 25, 2013:
Term loan	$69,841	$100,000
Revolving credit facility	—	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1 and August 1 commencing February 1, 2009	240,000	240,000
Unamortized original issue discount on Senior Notes	(1,083)	(1,278)

Total long-term debt	308,758	338,722
Less: current maturities	(5,820)	(4,762)

Long-term debt, net of current maturities	$302,938	$333,960

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligation under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement bears interest based on our financial leverage and, as of December 31, 2010, the term loan interest rate was equal to LIBOR plus 2.00% (2.27%). The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio, as defined in the credit agreement, of 2.75x and a minimum interest coverage ratio, as defined in the credit agreement, of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of December 31, 2010, with a leverage ratio of 1.21x and an interest coverage ratio of 8.57x. The amount available to us under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of December 31, 2010, there were $26.4 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2010, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants, was approximately $123.6 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement and HSNi is amortizing these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement. As of December 31, 2010, there was no outstanding balance on the revolving credit facility and $69.8 million outstanding related to the term loan.

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

58

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Substantially all of our domestic subsidiaries have unconditionally guaranteed the Senior Notes. The indenture governing the Senior Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.

Aggregate contractual maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2011	5,820
2012	23,280
2013	40,741
2014	—
2015	—
Thereafter	240,000

$309,841

NOTE 12—STOCK-BASED AWARDS

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of sales	$—	$—	$1,412
Selling and marketing	3,044	1,946	1,968
General and administrative	17,190	8,618	16,774
Production and programming	998	700	132

Stock-based compensation expense before income taxes	21,232	11,264	20,286
Income tax benefit	(8,441)	(4,492)	(7,709)

Stock-based compensation expense after income taxes	$12,791	$6,772	$12,577

As of December 31, 2010, there was approximately $20.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.8 years.

Second Amended and Restated 2008 Stock and Annual Incentive Plan

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. As of December 31, 2010, there were approximately 3.4 million shares of common stock available for grants under the

55

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value.

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

These modifications resulted in additional compensation expense of $10.2 million which is being amortized ratably over the vesting period. For the years ended December 31, 2010, 2009 and 2008, $0.5 million, $0.9 million and $8.3 million, respectively, of the additional compensation expense was recognized in the accompanying consolidated statements of operations.

Restricted Stock Units

RSUs are awards that are denominated in a hypothetical equivalent number of shares of HSNi’s common stock. At the time of grant, HSNi determines if the RSUs will be settled in cash, stock or both. The value to the

60

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

holder of the RSU is based upon the market value of HSNi’s stock when the RSUs vest. Compensation expense for RSUs granted under the Plan is measured at the grant date as the fair market value of HSNi’s common stock and expensed ratably over the vesting term. Compensation expense for RSUs granted prior to the spin-off was measured as the fair value of IAC common stock on the original grant date plus any additional fair value measured at the spin-off date as a result of the modifications discussed previously. The RSUs are generally subject to service-based vesting over a three to five year term. HSNi’s Board of Directors were granted approximately 41,000 and 118,000 RSUs during the years ended December 31, 2010 and 2009, respectively, which have graded vesting over a two-year period.

A summary of the status of the nonvested RSUs, including the Adjusted Awards and awards granted under the Plan, as of December 31, 2010 and changes during the year ended December 31, 2010 is as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Nonvested at 1/1/10	2,163,689	$10.25
Granted	667,499	23.50
Vested	(439,612)	23.69
Forfeited	(246,443)	8.91

Nonvested at 12/31/10 (1)	2,145,133	12.80

(1)	Approximately 24,426 of the nonvested awards outstanding as of December 31, 2010 were held by employees of the other Spincos.

The weighted average fair value of RSUs granted during the years ended December 31, 2010, 2009 and 2008 based on market prices of HSNi’s common stock on the grant date was $23.50, $5.19 and $5.53, respectively.

The total intrinsic value of RSUs held by employees of all five Spincos that vested during the years ended December 31, 2010, 2009 and 2008 and settled in HSNi common stock was $10.4 million, $3.0 million and $0, respectively. HSNi realizes a tax benefit for RSUs held by its employees in the year in which the award vests. The tax benefit realized by HSNi related to RSUs was approximately $3.6 million and $0.9 million for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, there was approximately $12.3 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.9 years.

Stock Options and SARs

SARs are similar to traditional stock options, except, upon exercise, holders of SARs will only receive a value equal to the spread between the current market price per share of the common stock and the exercise price. The SARs granted by HSNi may be settled in cash or common stock of HSNi, in the sole discretion of HSNi. All SARs exercised by employees of HSNi have been settled in stock. For all SARs currently outstanding, HSNi intends to settle these awards in stock upon exercise. The exercise price for awards granted under the Plan is required to be priced at, or above, the fair market value of HSNi’s stock at the date of grant. For stock options granted prior to the spin-off, the exercise price was based on the fair market value of IAC’s stock at the date of grant and then adjusted based on the relative market capitalizations of IAC and HSNi following the spin-off. Awards typically vest periodically over a three or four year term.

61

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the outstanding stock options and SARs as of December 31, 2010 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2010	5,573,567	$18.39
Granted	507,392	20.30
Exercised	(1,143,927)	15.37
Forfeited	(166,166)	11.29
Expired	(35,400)	25.75

Outstanding at December 31, 2010 (1)	4,735,466	19.50	7.0	$60,483,359

Vested and expected to vest at December 31, 2010	4,543,731	19.54	6.9	$57,834,934

Exercisable at December 31, 2010	2,340,399	21.79	6.0	$25,094,431

(1)	Approximately 1.0 million stock options outstanding as of December 31, 2010 were held by employees of the other Spincos.

The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of HSNi’s common stock on December 31, 2010 of $30.65 and the exercise price for all “in the money” awards at December 31, 2010. This amount changes based on the fair market value of HSNi’s common stock. The intrinsic value of the stock options and SARs exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $13.0 million, $0.7 million and less than $0.1 million, respectively. Cash received from stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $17.1 million, $0.9 million and less than $0.1 million, respectively. The tax benefit realized from stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $3.7 million, $0.5 million and less than $0.1 million, respectively.

The fair value of each stock option and SAR award, which HSNi intends to settle in stock, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the historical and implied volatilities of comparable publicly-traded companies. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards in effect at the grant date. The expected term of options granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior.

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended December 31,
	2010	2009	2008
Volatility factor	46.5%	47.3%	47.7%
Risk-free interest rate	2.39%	2.31%	2.25%
Expected term	5.0	5.5	5.8
Dividend yield	—	—	—

The weighted average fair values of stock options and SARs granted from the Plan during the years ended December 31, 2010, 2009 and 2008 at market prices equal to HSNi’s common stock on the grant date were $8.79, $2.94 and $2.76, respectively.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010, there was approximately $8.5 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and SARs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.6 years.

The following table summarizes the information about stock options and SARs outstanding and exercisable as of December 31, 2010:

	Outstanding			Exercisable
	Number Outstanding at December 31, 2010	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$0.00 to $9.99	1,227,549	$5.32	7.8	528,006	$5.50
$10.00 to $14.99	205,582	11.86	6.8	106,880	12.04
$15.00 to $19.99	1,359,598	16.91	7.2	460,848	16.65
$20.00 to $24.99	456,144	21.19	7.5	117,543	23.30
$25.00 to $29.99	485,665	25.51	4.4	485,665	25.51
$30.00 to $34.99	424,509	33.01	5.5	353,248	33.53
$35.00 to $44.99	576,419	42.16	7.6	288,209	42.16

	4,735,466			2,340,399

Performance-Based Awards

During the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable is based on the extent to which certain pre-established performance goals for Cornerstone are achieved during the three-year period ending December 31, 2012. The amount earned pursuant to the award will be measured at the end of the requisite service period and is expected to be settled in shares of HSNi common stock. These equity awards are accounted for as liabilities which are remeasured each reporting period based on the probability of achievement of the performance conditions. As of December 31, 2010, a liability of approximately $4.7 million was recorded for these awards.

Employee Stock Purchase Plan

The HSN, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) was approved May 2010 and 750,000 shares of HSNi common stock were reserved for issuance under the ESPP. The ESPP permits employees to purchase shares of HSNi’s common stock during semi-annual purchase periods. Under the terms of the ESPP, eligible employees accumulate funds through payroll deductions and purchase shares at a price equal to the lesser of 85% of the fair market value of the common stock at the grant date or purchase date, provided the resulting purchase price cannot be less than 75% of the fair market value at the end of the purchase period. All shares purchased under the ESPP must be held for a period of six months.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted under the ESPP is determined on the grant date using the Black-Scholes option pricing model. The following are the weighted average assumptions used in the valuation of the ESPP options for the year ended December 31, 2010: volatility factor of 56.56%, risk-free interest rate of 0.20%, expected term of .42 years, and a dividend yield of zero. For the year ended December 31, 2010, approximately $0.2 million of expense was included in the consolidated statement of operations and HSNi received cash proceeds from the participating employees of approximately $0.7 million. Approximately 27,000 shares were issued in 2010 related to the ESPP.

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

These shares are subject to a put right by the holders, some of which became exercisable in the first quarter of 2010 and others of which become exercisable annually thereafter, and a call right by HSNi, which is not exercisable until the first quarter of 2012 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by IAC upon the purchase of Cornerstone Brands. The initial value of the preferred interest was equal to the acquisition price of Cornerstone Brands. The preferred interest accretes value at a 15% annual rate. Upon exercise of the put or call the consideration is payable in HSNi shares or cash or a combination thereof at HSNi’s option. As of December 31, 2010, these awards were significantly out of the money and are not expected to result in any value.

NOTE 13—INCOME TAXES

Prior to the spin-off, HSNi was a member of IAC’s consolidated federal and state tax returns. In all periods presented, current and deferred tax expense has been computed for HSNi on a separate return basis. HSNi’s share of IAC’s consolidated federal and state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statements of cash flows.

The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current income tax provision:
Federal	$(60,326)	$(47,188)	$(10,727)
State	(7,523)	(7,742)	(553)

Current income tax provision	(67,849)	(54,930)	(11,280)

Deferred income tax (provision) benefit:
Federal	5,104	5,813	674,789
State	(2,296)	981	67,264

Deferred income tax benefit	2,808	6,794	742,053

Income tax (provision) benefit	$(65,041)	$(48,136)	$730,773

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the 2008 income tax benefit is the reversal of $753.3 million of deferred tax liabilities related to the goodwill and intangible asset impairments recognized in 2008. These deferred tax liabilities for both HSN and Cornerstone were recorded upon the acquisition of certain business operations and interests in prior years in accordance with the prescribed accounting rules.

Current income taxes payable has been reduced by $7.2 million, $1.5 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to the income tax provision and additional paid-in capital.

The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2010	2009
Deferred tax assets:
Provision for accrued expenses	$40,654	$39,305
Inventories	13,482	11,055
Foreign investment	6,467	6,921
Stock-based compensation	9,588	7,882
Net operating losses	6,802	6,812
Other	2,603	2,580

Total deferred tax assets	79,596	74,555
Less valuation allowance	(17,242)	(17,288)

Net deferred tax assets	62,354	57,267

Deferred tax liabilities:
Intangible and other assets	(92,421)	(89,317)
Prepaid expenses	(11,037)	(13,138)
Property and equipment	(10,298)	(9,265)

Total deferred tax liabilities	(113,756)	(111,720)

Net deferred tax liability	$(51,402)	$(54,453)

At December 31, 2010, HSNi had $24.2 million of net operating loss carryforwards which begin expiring in 2011. As of December 31, 2010 and 2009, HSNi had a valuation allowance of approximately $17.2 million and $17.3 million, respectively, related to the net operating losses, as well as unrealized capital losses and deferred tax assets associated with uncertain tax positions for which it is more likely than not that the tax benefit will not be realized.

A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings from continuing operations before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income tax (provision) benefit at the federal statutory rate of 35%	$(57,261)	$(42,250)	$1,091,388
State income taxes, net of effect of federal tax benefit	(6,238)	(4,382)	41,846
Nondeductible portion of goodwill and intangible asset impairment charges	—	—	(404,034)
Other, net	(1,542)	(1,504)	1,573

Income tax (provision) benefit	$(65,041)	$(48,136)	$730,773

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$514	$414	$8,944
Additions based on tax positions related to the current year	191	—	—
Additions for tax positions of prior years	135	312	289
Reductions for tax positions of prior years	(210)	(212)	(8,819)

Balance at end of year	$630	$514	$414

As of December 31, 2010 and 2009, the unrecognized tax benefits, including interest, were $0.7 million and $0.6 million, respectively. During 2008, unrecognized tax benefits decreased by $8.8 million for tax positions included in IAC’s consolidated tax return filings. Liabilities associated with these return filings are the responsibility of IAC pursuant to the terms of the spin-off. Included in unrecognized tax benefits at December 31, 2010 and 2009 is approximately $0.4 million and $0.1 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, other than the interest and penalties, but would accelerate the payment of cash to the taxing authorities to an earlier period.

HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. Interest on unrecognized tax benefits from continuing operations for the year ended December 31, 2008 was a $0.7 million benefit, net of related deferred taxes of $0.4 million. There is no material interest on unrecognized tax benefits included in income tax expense from continuing operations for the years ended December 31, 2010 and 2009. At December 31, 2010 and 2009, HSNi has no material accrual for the payment of interest or penalties.

HSNi believes that it is reasonably possible that its unrecognized tax benefits could decrease by an immaterial amount within twelve months of the current reporting date due to settlement with the taxing authority. An estimate of other changes in unrecognized tax benefits cannot be made but are not expected to be significant.

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

As a result of the spin-off, HSNi entered into a Tax Sharing Agreement with IAC in which, among other things, each of the Spincos has indemnified IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the Internal Revenue Service (“IRS”) private letter ruling and/or tax opinions. In the event

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an adjustment with respect to a pre-spin-off period for which IAC is responsible results in a tax benefit to HSNi in a post-spin-off period, HSNi will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible. The provisions set forth in the Tax Sharing Agreement could subject HSNi to future tax contingencies.

The IRS has begun an examination of one of HSNi’s subsidiary entities for the post-spin period ended December 31, 2008. We do not anticipate any material adjustments to our tax liability resulting from this examination.

The IRS is currently examining the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of HSNi. The statute of limitations for these years has been extended to December 31, 2011, but is expected to be extended further. These examinations are expected to be completed in 2011. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years after December 31, 2003. These examinations are expected to be completed in 2011. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal tax returns prepared and filed by IAC prior to the spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

NOTE 14—COMMITMENTS AND CONTINGENCIES

In January 2010, one of HSNi’s direct-to-consumer subsidiaries received a preliminary notification from a state taxing authority alleging that the subsidiary was required to collect and remit sales taxes for the period from September 2002 through August 2009. In October 2010, the state presented the subsidiary with an assessment relating to this matter. Additionally during the year, the same taxing authority notified two other direct-to-consumer subsidiaries of its intent to conduct sales tax audits for period from 2004 through 2010. HSNi does not believe that any of these subsidiaries were obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, no contingent liability has been recorded and no assurances can be given as to the outcome of this situation.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2011	$27,583
2012	23,501
2013	21,805
2014	18,671
2015	16,683
Thereafter	51,571

Total	$159,814

Expenses charged to operations under these agreements were $24.7 million, $25.1 million and $25.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

HSNi also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Amount of Commitments Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Letters of credit and surety bonds	$30,293	$30,243	$50	$—	$—
Purchase obligations	275,062	92,393	170,382	12,287	—

Total commercial commitments	$305,355	$122,636	$170,432	$12,287	$—

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

NOTE 15—RELATED PARTY TRANSACTIONS

Relationship Between IAC and HSNi Prior to the Spin-off

HSNi’s expenses prior to the spin-off include allocations from IAC of costs associated with IAC’s accounting, treasury, legal, tax, corporate support, human resources and internal audit functions. These expenses were allocated in the pre-spin-off periods based on the ratio of HSNi’s revenue as a percentage of IAC’s total revenue. Allocated costs were $3.3 million for the year ended December 31, 2008, and are included in “General and administrative expense” in the accompanying consolidated statements of operations. It is not practicable to determine the amounts of these expenses that would have been incurred had HSNi operated as an unaffiliated entity for the entire year of 2008. In the opinion of management, the allocation method is reasonable.

During 2008, IAC provided HSNi with non-cash advertising totaling $8.0 million. See the amortization of non-cash marketing discussion in Note 2 for a further description of this arrangement.

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

HSNi has satisfied its obligations under the Separation and Distribution Agreement, Employee Matters Agreement and Transition Services Agreement. HSNi continues to be subject to certain post-spin obligations under the Tax Sharing Agreement.

Relationship Between Liberty Media Corporation and HSNi After the Spin-off

Spinco Agreement

Also in connection with the spin-off, pursuant to a Spinco Assignment and Assumption Agreement (the “Spinco Agreement”), dated as of August 20, 2008, among HSNi, IAC, Liberty Media Corporation (“Liberty”) and a subsidiary of Liberty that held shares of IAC common stock and IAC Class B common stock (together with Liberty, the “Liberty Parties”), HSNi (i) assumed from IAC all rights and obligations providing for post-spin-off governance and other arrangements at HSNi under the Spinco Agreement, dated May 13, 2008, among IAC, Liberty and affiliates of Liberty that held shares of IAC common stock and/or Class B common stock at the time such Spinco Agreement was entered into, and (ii) as required by the Spinco Agreement, entered into a registration rights agreement with the Liberty Parties. Following is a summary of the material terms of the Spinco Agreement:

Representation of Liberty on the Spinco Boards of Directors

The Spinco Agreement generally provides that so long as Liberty beneficially owns securities of HSNi representing at least 20% of the total voting power of the HSNi’s equity securities, Liberty has the right to nominate up to 20% of the directors serving on HSNi’s Board of Directors (rounded up to the nearest whole number). Any director nominated by Liberty must be reasonably acceptable to a majority of the directors on HSNi’s Board who were not nominated by Liberty. All but one of Liberty’s nominees serving on the Board of Directors must qualify as “independent” under applicable stock exchange rules. In addition, the Nominating

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Committee of the Board may include only “Qualified Directors,” namely directors other than any who were nominated by Liberty, are officers or employees of HSNi or were not nominated by the Nominating Committee of the HSNi Board in their initial election to the Board and for whose election any Liberty Party voted shares.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 16—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash paid during the period for:
Income tax payments (including amounts paid to IAC for HSNi’s share of IAC’s consolidated tax liability in periods prior to the spin-off)	$82,860	$29,416	$15,671
Income tax refunds	(53)	(234)	(643)
Interest payments	30,490	33,488	3,064

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—SHAREHOLDERS’ EQUITY

In December 2008, HSNi’s Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a shareholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our shareholders of record as of the close of business on January 5, 2009. The rights attached to any additional shares of common stock issued after January 5, 2009. Initially, these rights, which trade with the shares of HSNi’s common stock, will not be exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of HSNi’s common stock. If the rights become exercisable, each right will permit its holder, other than the “acquiring person,” to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an “acquiring person” on terms not approved by HSNi’s Board of Directors.

NOTE 18—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands)
Year Ended December 31, 2010
Net sales	$683,213	$689,992	$708,359	$915,216
Gross profit	236,484	258,661	249,727	316,142
Operating income	37,495	48,350	32,797	77,444
Income from continuing operations	17,668	24,706	14,887	41,302
Loss from discontinued operations, net of tax	(15)	—	(9)	(15)
Net income	17,653	24,706	14,878	41,287
Income from continuing operations per share:
Basic	$0.31	$0.43	$0.26	$0.71
Diluted	$0.30	$0.42	$0.25	$0.69
Net income per share:
Basic	$0.31	$0.43	$0.26	$0.71
Diluted	$0.30	$0.42	$0.25	$0.69

Year Ended December 31, 2009
Net sales	$629,620	$640,083	$641,244	$838,662
Gross profit	211,224	231,871	237,068	301,151
Operating income	13,902	30,740	36,078	74,934
Income from continuing operations	2,982	13,638	16,585	39,373
Loss from discontinued operations, net of tax	(28)	(28)	(13)	(21)
Net income	2,954	13,610	16,572	39,352
Income from continuing operations per share:
Basic	$0.05	$0.24	$0.29	$0.70
Diluted	$0.05	$0.24	$0.29	$0.68
Net income per share:
Basic	$0.05	$0.24	$0.29	$0.70
Diluted	$0.05	$0.24	$0.29	$0.68

Schedule II

HSN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions		Balance at End of Period
	(In thousands)
2010
Allowance for doubtful accounts	$11,608	$19,827	$240	$(18,649	)(1)	$13,026
Sales return accrual	39,424	603,849	—	(605,919)		37,354
Deferred tax valuation allowance	17,288	(46)	—	—		17,242

2009
Allowance for doubtful accounts	$10,026	$18,460	$(170)	$(16,708	)(1)	$11,608
Sales return accrual	37,340	530,464	—	(528,380)		39,424
Deferred tax valuation allowance	17,229	—	59	—		17,288

2008
Allowance for doubtful accounts	$8,112	$19,775	$100	$(17,961	)(1)	$10,026
Sales return accrual	37,596	580,306	—	(580,562)		37,340
Deferred tax valuation allowance	12,862	—	4,367	—		17,229

(1)	Write-off of uncollectible accounts receivable.

69

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by HSNi in reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.

We monitor and evaluate on an ongoing basis our disclosure controls and procedures in order to improve their overall effectiveness. In the course of these evaluations, we modify and refine our internal processes as conditions warrant.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2010. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for the company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management evaluated the effectiveness of our internal controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation and criterion, we concluded that as December 31, 2010, our internal control over financial reporting was effective.

77

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

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has concluded that there were no such changes during this period.

78

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of HSN, Inc.

We have audited HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HSN, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HSN, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of HSN, Inc. and subsidiaries and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

February 23, 2011

79

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2010.

80

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

Exhibit No.	Description of Document	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of HSN, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

3.2	Amended and Restated By-laws of HSN, Inc.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 25, 2008

3.3	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 31, 2009

4.1	Rights Agreement, dated as of December 23, 2008, between HSN, Inc. and The Bank of New York Mellon, as Rights Agent.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 29, 2008

4.2	Indenture, dated as of July 28, 2008, between HSN, Inc., as Issuer, and the Bank of New York Mellon, as Trustee	Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

4.3	First Supplemental Indenture, dated as of August 20, 2008, between HSN, Inc., as Issuer, and The Bank of New York Mellon, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

4.4	Second Supplemental Indenture dated as of January 1, 2010 between HSN, Inc., as Issuer, and The Bank of New York Mellon, as Trustee	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.1	Separation and Distribution Agreement, dated August 20, 2008, by and among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.2	Tax Sharing Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Inc., Tree.com and IAC/InterActive Corp	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 25, 2008

Exhibit No.	Description of Document	Method of Filing
10.3	Employee Matters Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.4	Transition Services Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.5	Registration Rights Agreement, dated as of August 20, 2008, among Liberty Media Corporation, the Liberty Parties (as defined in the Agreement) and HSN, Inc.	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 29, 2008

10.6	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, by and among IAC/InterActive Corp, HSN, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.7	Spinco Agreement, dated as of May 13, 2008, between IAC/InterActiveCorp, Liberty Media Corp., LMC Silver King, Inc., Liberty HSN II, Inc., LMC USA VIII, Inc., LMC USA IX, Inc., LMC USA XI, Inc., LMC USA XII, Inc., LMC USA XIII, Inc., LMC USA XIV, Inc., LMC USA XV, Inc., Liberty Tweety, Inc., BDTV Inc., BDTV II Inc., BDTV III Inc., BDTV IV Inc. and Barry Diller	Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K (SEC File No. 0-20570) dated May 16, 2008 and incorporated herein by reference

10.8	Employment Agreement between Mindy Grossman and HSN, Inc., dated as of July 29, 2008*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.9	First Amendment to Employment Agreement between Mindy Grossman and HSN, Inc., dated as of August 5, 2010*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2010

10.10	HSN, Inc. Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.11	Amendment No. 1 to the Second Amended and Restated 2008 Stock and Annual Incentive Plan dated as of February 24, 2010*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.12	Amended and Restated Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.13	Credit Agreement among HSN, Inc., as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, dated as of July 25, 2008	Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

*	Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
10.14	Form of Stock Appreciation Rights Agreement*	Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.15	Form of Stock Option Agreement*	Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.16	Form of Restricted Stock Units Agreement*	Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.17	Form of Restricted Stock Units Agreement (for Non-Employee Directors)*	Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.18	HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on May 22, 2009

10.19	Named Executive Officer and EVP Severance Plan*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009

10.20	Executive Severance Plan*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2010

10.21	Form of Performance Cash Award Agreement*	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.22	Employee Stock Purchase Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics and Business Conduct	Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 31, 2009

21.1	Subsidiaries of HSN, Inc.	Filed herewith

23.1	Consent of Independent Registered Certified Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

*	Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSNI, INC.

Date: February 23, 2011	By:	/S/ MINDY GROSSMAN
Mindy Grossman, Chief Executive Officer (Principal Executive Officer)

Date: February 23, 2011	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2011.

/S/ MINDY GROSSMAN	Chief Executive Officer and Director (Principal Executive Officer)
Mindy Grossman

/S/ JUDY A. SCHMELING	Chief Financial Officer (Principal Financial and Accounting Officer)
Judy A. Schmeling

/S/ GREG BLATT	Director
Greg Blatt

/S/ PATRICK BOUSQUET-CHAVANNE	Director
Patrick Bousquet-Chavanne

/S/ MICHAEL C. BOYD	Director
Michael C. Boyd

/S/ WILLIAM COSTELLO	Director
William Costello

/S/ JAMES FOLLO	Director
James Follo

/S/ STEPHANIE KUGELMAN	Director
Stephanie Kugelman

/S/ ARTHUR MARTINEZ	Chairman of the Board of Directors
Arthur Martinez

/S/ THOMAS MCINERNEY	Director
Thomas McInerney

/S/ JOHN B. MORSE, JR.	Director
John B. Morse, Jr.

EXHIBIT INDEX

Exhibit No.	Description of Document
12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of HSN, Inc.

23.1	Consent of Independent Registered Certified Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.