Form 10-Q
period 2011-03-31
HSN, Inc.
filed 2011-05-04
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 2, 2011, the registrant had 58,521,609 shares of common stock, $0.01 par value per share, outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$723,982	$683,213
Cost of sales	470,028	446,729

Gross profit	253,954	236,484

Operating expenses:
Selling and marketing	129,817	120,499
General and administrative	58,160	54,439
Production and programming	15,283	14,100
Depreciation and amortization of intangible assets	9,404	9,951

Total operating expenses	212,664	198,989

Operating income	41,290	37,495

Other income (expense):
Interest income	114	82
Interest expense	(8,073)	(8,391)

Total other expense, net	(7,959)	(8,309)

Income before income taxes	33,331	29,186
Income tax provision	(13,050)	(11,533)

Net income	$20,281	$17,653

Net income per share:
Basic	$0.35	$0.31
Diluted	$0.34	$0.30
Shares used in computing earnings per share:
Basic	58,214	56,800
Diluted	60,338	59,045

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2011	December 31, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$344,187	$354,259	$261,080
Accounts receivable, net of allowance of $14,631, $13,026 and $13,074, respectively	160,700	195,748	143,449
Inventories	307,790	296,390	271,773
Deferred income taxes	27,465	28,801	22,059
Prepaid expenses and other current assets	51,411	42,443	42,231

Total current assets	891,553	917,641	740,592
Property and equipment, net	150,567	154,987	152,045
Intangible assets, net	260,482	260,623	261,045
Other non-current assets	10,872	12,492	16,686

TOTAL ASSETS	$1,313,474	$1,345,743	$1,170,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$204,916	$244,301	$186,462
Current maturities of long-term debt	11,640	5,820	6,349
Accrued expenses and other current liabilities	195,886	216,114	181,843

Total current liabilities	412,442	466,235	374,654
Long-term debt, net of current maturities	297,166	302,938	327,660
Deferred income taxes	77,470	80,203	77,934
Other long-term liabilities	21,271	19,904	14,912

Total liabilities	808,349	869,280	795,160

Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock, $0.01 par value; 300,000,000 authorized shares; 58,476,491, 57,966,771 and 57,299,518 issued shares at March 31, 2011, December 31, 2010 and March 31, 2010, respectively	585	580	573
Additional paid-in capital	2,461,782	2,453,406	2,433,252
Retained deficit	(1,957,242)	(1,977,523)	(2,058,393)
Accumulated other comprehensive loss	—	—	(224)

Total shareholders’ equity	505,125	476,463	375,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,313,474	$1,345,743	$1,170,368

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	—	$—	56,503	$565	$2,419,765	$(2,076,046)	$(254)	$344,030
Comprehensive income:
Net income	—	—	—	—	—	98,523	—	98,523
Foreign currency translation	—	—	—	—	—	—	254	254

Total comprehensive income								98,777
Stock-based compensation expense for equity awards	—	—	—	—	16,491	—	—	16,491
Issuance of common stock from stock-based compensation awards, including related tax benefit of $2,064	—	—	1,464	15	17,150	—	—	17,165

Balance as of December 31, 2010	—	—	57,967	580	2,453,406	(1,977,523)	—	476,463
Comprehensive income	—	—	—	—	—	20,281	—	20,281
Stock-based compensation expense for equity awards	—	—	—	—	5,142	—	—	5,142
Issuance of common stock from stock-based compensation awards, including related tax benefit of $3,258	—	—	510	5	3,234	—	—	3,239

Balance as of March 31, 2011	—	$—	58,477	$585	$2,461,782	$(1,957,242)	$—	$505,125

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$20,281	$17,653
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangible assets	9,404	9,951
Stock-based compensation expense	6,327	4,343
Amortization of cable and satellite distribution fees	839	840
Amortization of debt issuance costs	642	643
Loss on disposition of fixed assets	258	3
Deferred income taxes	(1,397)	1,422
Bad debt expense	5,093	4,882
Excess tax benefits from stock-based awards	(3,511)	(468)
Changes in current assets and liabilities:
Accounts receivable	30,044	33,669
Inventories	(11,400)	(10,300)
Prepaid expenses and other current assets	(8,781)	3,963
Accounts payable, accrued expenses and other current liabilities	(56,106)	(76,610)

Net cash used in operating activities	(8,307)	(10,009)

Cash flows from investing activities:
Capital expenditures	(5,218)	(4,907)

Net cash used in investing activities	(5,218)	(4,907)

Cash flows from financing activities:
Repayment of long-term debt	—	(4,762)
Issuance of common stock, net of withholding taxes	(58)	10,369
Excess tax benefits from stock-based awards	3,511	468

Net cash provided by financing activities	3,453	6,075

Net decrease in cash and cash equivalents	(10,072)	(8,841)
Cash and cash equivalents at beginning of period	354,259	269,921

Cash and cash equivalents at end of period	$344,187	$261,080

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

Company Overview

HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and private label merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements; (iii) websites, which consist primarily of HSN.com and the seven branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile handheld devices. HSNi’s television home shopping business, related e-commerce and retail and outlet stores are referred to herein as “HSN” and all catalog operations, including related e-commerce and stores, are collectively referred to herein as “Cornerstone.”

HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & wellness, and home & other (including housewares, home fashions, electronics, fitness and other). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

Basis of Presentation

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. The spin-off from IAC occurred August 20, 2008 concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc. (now a wholly-owned subsidiary of Live Nation, Inc.), and Tree.com, Inc. Throughout these financial statements, the separation transaction is referred to as the “Spin-off” and each of these companies as “Spincos.” In connection with the Spin-off, HSNi’s shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010. The consolidated balance sheet as of December 31, 2010 and the consolidated statement of shareholders’ equity for the year ended December 31, 2010 were derived from the audited consolidated financial statements at that date but may not include all disclosures required by GAAP. Intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain reclassifications were made to prior period amounts in the consolidated statements of operations and cash flows to conform to the current year presentation.

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

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
Capitalized software	$211,988	$211,816	$194,827
Computer and broadcast equipment	93,122	93,284	88,053
Buildings and leasehold improvements	90,297	90,417	82,512
Furniture and other equipment	72,627	72,726	67,654
Projects in progress	5,840	3,825	12,835
Land and land improvements	10,921	10,922	11,861

	484,795	482,990	457,742
Less: accumulated depreciation and amortization	(334,228)	(328,003)	(305,697)

Total property and equipment, net	$150,567	$154,987	$152,045

NOTE 4—SEGMENT INFORMATION

HSNi has determined to represent its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two operating segments, HSN and Cornerstone. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies included in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2010. Intercompany accounts and transactions have been eliminated in consolidation.

HSNi’s primary metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (1) non-cash charges including: (a) stock-based compensation expense, (b) amortization of intangibles, (c) depreciation and gains and losses on asset dispositions, and (d) goodwill, long-lived asset and intangible asset impairments; (2) pro forma adjustments for significant acquisitions; and (3) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail and media industries. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s consolidated statements of operations of certain expenses, including stock-based compensation, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting expenses and one-time items.

The following tables reconcile Adjusted EBITDA to operating income (loss) for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$52,197	$5,082	$57,279	$50,314	$1,478	$51,792
Stock-based compensation expense	(4,176)	(2,151)	(6,327)	(3,271)	(1,072)	(4,343)
Depreciation and amortization of intangible assets	(7,198)	(2,206)	(9,404)	(7,746)	(2,205)	(9,951)
Loss on disposition of fixed assets	(54)	(204)	(258)	(2)	(1)	(3)

Operating income (loss)	$40,769	$521	41,290	$39,295	$(1,800)	37,495

Other expense, net			(7,959)			(8,309)

Income before income taxes			33,331			29,186
Income tax provision			(13,050)			(11,533)

Net income			$20,281			$17,653

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net sales:
HSN	$526,175	$518,919
Cornerstone	197,807	164,294

Total	$723,982	$683,213

NOTE 5—STOCK-BASED AWARDS

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of March 31, 2011, there were approximately 3.0 million shares of common stock available for grants under the Plan.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”) and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be priced at or above the fair market value of HSNi’s stock on the date of grant.

During the three months ended March 31, 2011, HSNi granted approximately 270,000 RSUs and 348,000 SARs. The RSUs have a weighted average fair value of $29.75 and they primarily vest after three years. The SARs have a weighted average exercise price of $29.72, have a fair value of $12.84 and primarily vest ratably over three years. The following are the assumptions used in the Black-Scholes option pricing model to value SARs for the three months ended March 31, 2011: volatility factor of 46.51%, risk-free interest rate of 2.33%, expected term of 5 years and a dividend yield of zero.

During the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable is based on the extent to which certain pre-established performance goals for Cornerstone are achieved during the three-year period ending December 31, 2012. The amount earned pursuant to the award will be measured at the end of the requisite service period and is expected to be settled in shares of HSNi common stock. These equity awards are accounted for as liabilities which are remeasured each reporting period based on the probability of achievement of the performance conditions. As of March 31, 2011, a liability of approximately $5.9 million was recorded for these awards.

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Selling and marketing	$942	$828
General and administrative	5,083	3,258
Production and programming	302	257

Stock-based compensation expense before income taxes	6,327	4,343
Income tax benefit	(2,128)	(1,574)

Stock-based compensation expense after income taxes	$4,199	$2,769

As of March 31, 2011, there was approximately $29.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 6—INCOME TAXES

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

For the three months ended March 31, 2011 and 2010, HSNi recorded a tax provision of $13.1 million and $11.5 million, respectively, which represents effective tax rates of 39.2% and 39.5%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

As a result of the Spin-off, HSNi entered into a Tax Sharing Agreement with IAC in which, among other things, each of the Spincos indemnified IAC and the other Spincos for any taxes resulting from the Spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the Internal Revenue Service (“IRS”) private letter ruling and/or tax opinions. In the event an adjustment with respect to a pre-Spin-off period for which IAC is responsible results in a tax benefit to HSNi in a post-Spin-off period, HSNi will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible. The provisions set forth in the Tax Sharing Agreement could subject HSNi to future tax contingencies.

The IRS has begun an examination of one of HSNi’s subsidiary entities for the post-Spin-off period ended December 31, 2008. We do not anticipate any material adjustments to our tax liability resulting from this examination.

The IRS has completed its review of the IAC consolidated tax returns for the years ended December 31, 2001 through 2003, which includes the operations of HSNi. The proposed settlement for these years has been submitted to the Joint Committee of Taxation for approval. The IRS is currently examining the IAC consolidated tax returns for the years ended

December 31, 2004 through 2006. The statute of limitations for the years 2001 through 2006 has been extended to December 31, 2012. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years after December 31, 2003. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal tax returns prepared and filed by IAC prior to the Spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

NOTE 7—EARNINGS PER SHARE

HSNi computes basic earnings per share using the weighted average number of common shares outstanding for the period. HSNi computes diluted earnings per share using the treasury stock method which includes the weighted average number of common shares outstanding for the period plus the potential dilution that could occur if various equity awards to issue common stock were exercised or restricted equity awards were vested resulting in the issuance of common stock that could share in HSNi’s earnings.

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010

Net income	$20,281	$17,653

Weighted average number of shares outstanding:
Basic	58,214	56,800
Dilutive effect of stock-based compensation awards	2,124	2,245

Diluted	60,338	59,045

Net income per share:
Basic	$0.35	$0.31

Diluted	$0.34	$0.30

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	1,401	2,357

NOTE 8—LONG-TERM DEBT

The balance of long-term debt, including current maturities, is as follows (in thousands):

	March 31, 2011	December 31, 2010	March 31, 2010
Secured credit agreement expiring July 25, 2013:
Term loan	$69,841	$69,841	$95,238
Revolving credit facility	—	—	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1st and August 1st	240,000	240,000	240,000
Unamortized original issue discount on Senior Notes	(1,035)	(1,083)	(1,229)

Total long-term debt	308,806	308,758	334,009
Less: current maturities	(11,640)	(5,820)	(6,349)

Long-term debt, net of current maturities	$297,166	$302,938	$327,660

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five-year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement bears interest based on HSNi’s financial leverage and, as of March 31, 2011, the term loan interest rate was equal to LIBOR plus 2.00% (2.25%). The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio, as defined in the credit agreement, of 2.75x and a minimum interest coverage ratio, as defined in the credit agreement, of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of March 31, 2011, with a leverage ratio of 1.18x and an interest coverage ratio of 8.85x. The amount available to HSNi under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of March 31, 2011, there were $26.0 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2011, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $124.0 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement and amortizes these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement.

On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes are unsecured and subordinated to all of HSNi’s secured debt. The Senior Notes were issued at a discount of $1.6 million which, along with other issuance expenses of $7.3 million, are being amortized to interest expense over the eight-year term of the Senior Notes.

NOTE 9—FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	March 31, 2011
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$270,600	$270,600	$—	$—
Term Loan	69,841	69,841	—	—	69,841

	December 31, 2010
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$273,900	$273,900	$—	$—
Term Loan	69,841	69,841	—	—	69,841

	March 31, 2010
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$270,000	$270,000	$—	$—
Term Loan	95,238	91,723	—	—	91,723

The fair value of the Senior Notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was based upon discounted cash flows (level 3 criteria).

HSNi measures certain assets, such as intangible assets and property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the three months ended March 31, 2011 and the year ended December 31, 2010, there were no assets that were required to be recorded at fair value as no impairment indicators were present.

NOTE 10—COMMITMENTS AND CONTINGENCIES

In January 2010, one of HSNi’s direct-to-consumer subsidiaries received a preliminary notification from a state taxing authority alleging that the subsidiary was required to collect and remit sales taxes for the period from September 2002 through August 2009. In October 2010, the state presented the subsidiary with an assessment relating to this matter. Additionally during 2010, the same taxing authority notified two other direct-to-consumer subsidiaries of its intent to conduct sales tax audits for the period from 2004 through 2010. HSNi does not believe that any of these subsidiaries were obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, no contingent liability has been recorded and no assurances can be given as to the outcome of this situation.

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

HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 6 for discussion related to income tax contingencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. These forward-looking statements include, among other things, statements relating to the following: HSNi’s future financial performance, HSNi’s business prospects and strategy, anticipated trends and prospects in the various markets in which HSNi’s businesses operate and other similar matters. These forward-looking statements relate to expectations concerning matters that are not historical fact and are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance.

Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2010 and the following: the continued impact of the current macroeconomic environment on consumer confidence and spending levels; whether national economic stimulus initiatives and measures will be successful in achieving their objectives within the expected timeframes; other changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or e-commerce growth; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; changes in product delivery costs particularly if we are unable to offset them; our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services; any technological or regulatory developments that could negatively impact the way we do business, including regulations regarding state and local sales and use taxes; HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective; and the loss of any key member of our senior management team. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time.

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

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
HSN	$526,175	1%	$518,919
Cornerstone	197,807	20%	164,294

Total net sales	$723,982	6%	$683,213

HSNi net sales for the first quarter of 2011 increased 6%, or $40.8 million as compared to the prior year due to a 1% increase at HSN and a 20% increase at Cornerstone. The number of units shipped in the first quarter of 2011 increased 4% to

13.2 million as compared to 12.7 million in the prior year and the average price point increased to $62.43 as compared to $59.79 in the prior year. E-commerce sales as a percentage of HSNi’s total net sales for the quarter represented 40.0% compared to 37.6% in the prior year.

HSN

Net sales for HSN for the first quarter of 2011 increased 1% to $526.2 million compared to $518.9 million in the prior year. The sales growth was driven by higher sales in electronics and fashion, partially offset by lower sales in fitness and housewares. HSN.com sales increased 7% over the prior year and represented 33.2% of HSN’s net sales, up from 31.6% in the prior year. Average price point and units shipped increased 4% and 1%, respectively. The return rate increased 250 basis points primarily due to higher than anticipated returns of certain electronics sold in the fourth quarter of 2010 and changes in product mix.

Divisional product mix at HSN is provided in the table below:

	Three Months Ended March 31,
	2011	2010
Jewelry	14.0%	14.0%
Fashion (apparel & accessories)	13.3%	12.6%
Beauty & wellness	17.2%	17.8%
Home & other (including housewares, home fashions, electronics, fitness and other)	55.5%	55.6%

Total	100.0%	100.0%

Cornerstone

Net sales for Cornerstone for the first quarter of 2011 increased 20% to $197.8 million compared to $164.3 million in the prior year due to strength at Cornerstone’s three largest brands, Frontgate, Ballard Designs and Garnet Hill; as well as investment in catalog circulation and digital marketing. Average price point and units shipped increased 5% and 15%, respectively. E-commerce sales increased 23% over the prior year and represented 57.9% of Cornerstone’s net sales, up from 56.6% in the prior year.

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

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
Gross profit:
HSN	$177,171	3%	$171,609
HSN gross profit margin	33.7%	60 bp	33.1%

Cornerstone	$76,783	18%	$64,875
Cornerstone gross profit margin	38.8%	(70 bp)	39.5%

HSNi	$253,954	7%	$236,484
HSNi gross profit margin	35.1%	50 bp	34.6%

bp = basis points

HSN

Gross profit for HSN for the first quarter of 2011 increased 3% to $177.2 million compared to $171.6 million in the prior year. Gross profit margin improved 60 basis points to 33.7% compared to 33.1% in the prior year. The improvement in gross profit margin was primarily attributable to decreased shipping costs due to a new outbound shipping contract.

Cornerstone

Gross profit for Cornerstone for the first quarter of 2011 increased 18% to $76.8 million compared to $64.9 million in the prior year. Gross profit margin declined 70 basis points to 38.8% from 39.5% in the prior year. The margin decline was primarily attributable to increased promotional activity to drive additional demand and higher inbound freight costs, partially offset by leverage over fixed warehousing costs and the favorable impact of a new outbound shipping contract.

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

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
HSN	$72,418	2%	$70,796
As a percentage of HSN net sales	13.8%	20 bp	13.6%

Cornerstone	$57,399	15%	$49,703
As a percentage of Cornerstone net sales	29.0%	(130 bp)	30.3%

HSNi	$129,817	8%	$120,499
As a percentage of HSNi net sales	17.9%	30 bp	17.6%

HSNi’s selling and marketing expense for the first quarter of 2011 increased $9.3 million to $129.8 million and represents 17.9% of net sales as compared to 17.6% in the prior year. The increase in expense is primarily due to an increase in Cornerstone’s catalog production and distribution costs associated with a 13% increase in circulation; an increase in on-air distribution costs primarily due to HSN2, HSN’s second television shopping channel that debuted in August 2010; and an increase in e-commerce-related costs.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
HSN	$41,503	5%	$39,673
As a percentage of HSN net sales	7.9%	30 bp	7.6%

Cornerstone	$16,657	13%	$14,766
As a percentage of Cornerstone net sales	8.4%	(60 bp)	9.0%

HSNi	$58,160	7%	$54,439
As a percentage of HSNi net sales	8.0%	0 bp	8.0%

HSNi’s general and administrative expense for the first quarter of 2011 increased 7% to $58.2 million and represents 8.0% of net sales, consistent with the prior year. The increase in expense is attributable to an increase in compensation and employee-related costs including an increase of $1.8 million for stock-based compensation.

Production and Programming Expense

Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN. Expenses associated with on-air distribution of HSN, including expenses relating to pay television operators, are included in selling and marketing expense.

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
Production and programming expense	$15,283	8%	$14,100
As a percentage of HSN net sales	2.9%	20 bp	2.7%

Production and programming expense for the first quarter of 2011 increased 8% to $15.3 million compared to $14.1 million in the prior year. As a percentage of HSN’s net sales, production and programming expense was 2.9% for the first quarter of 2011 compared to 2.7% in the prior year. The increase is primarily due to an increase in compensation and employee-related costs.

Depreciation and Amortization of Intangible Assets

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
HSN	$7,198	(7%)	$7,746
Cornerstone	2,206	0%	2,205

HSNi	$9,404	(5%)	$9,951

As a percentage of HSNi net sales	1.3%	(20 bp)	1.5%

HSNi’s depreciation and amortization of intangible assets for the first quarter of 2011 was $9.4 million compared to $10.0 in the prior year and represents 1.3% of net sales compared to 1.5% in the prior year.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. The definition of Adjusted EBITDA and its reconciliation to operating income (loss) for HSNi’s operating segments and to HSNi’s consolidated net income are in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
HSN	$52,197	4%	$50,314
As a percentage of HSN net sales	9.9%	20 bp	9.7%

Cornerstone	$5,082	244%	$1,478
As a percentage of Cornerstone net sales	2.6%	170 bp	0.9%

HSNi	$57,279	11%	$51,792
As a percentage of HSNi net sales	7.9%	30 bp	7.6%

HSNi’s Adjusted EBITDA for the first quarter of 2011 increased 11% or $5.5 million and was 7.9% of net sales as compared 7.6% in the prior year. These results were primarily due to a 6% growth in net sales and a 50 basis point improvement in gross profit margin, partially offset by a 6% increase in operating expenses, excluding non-cash charges. HSN’s Adjusted EBITDA increased 4% or $1.9 million primarily due to a 1% increase in net sales and 60 basis point improvement in gross profit margin, partially offset by increases in compensation and employee-related costs and on-air distribution costs for HSN2. Cornerstone’s Adjusted EBITDA increased $3.6 million primarily due to a 20% increase in net sales, partially offset by a 70 basis point decline in gross profit margin and an increase in selling and marketing expenses, particularly catalog production and distribution costs.

Operating Income (Loss)

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
HSN	$40,769	4%	$39,295
As a percentage of HSN net sales	7.7%	10 bp	7.6%

Cornerstone	$521	129%	$(1,800)
As a percentage of Cornerstone net sales	0.3%	140 bp	(1.1%)

HSNi	$41,290	10%	$37,495
As a percentage of HSNi net sales	5.7%	20 bp	5.5%

HSNi’s operating income in the first quarter of 2011 increased 10% or $3.8 million from 2010 and was 5.7% of net sales as compared to 5.5% in the prior year. The increase in operating income is primarily due to a 6% growth in net sales and a 50 basis point improvement in gross profit margin, partially offset by an increase in operating expenses primarily due to compensation and employee-related costs, including an increase of $2.0 million for stock-based compensation; investments in Cornerstone’s catalog circulation; and on-air distribution costs at HSN.

Other Income (Expense)

	Three Months Ended March 31,
	2011	Change	2010
	(Dollars in thousands)
Interest income	$114	39%	$82
Interest expense	(8,073)	(4%)	(8,391)

Other expense, net	$(7,959)	(4%)	$(8,309)

As a percentage of HSNi net sales	(1.1%)	(10 bp)	(1.2%)

Interest expense primarily relates to the $240 million of Senior Notes and the five-year term loan. The decrease in interest expense in the first quarter of 2011 compared to the prior year is due to the partial repayment of the term loan and a decrease in the average interest rate of the term loan.

Income Tax Provision

For the first quarters of 2011 and 2010 HSNi recorded a tax provision of $13.1 million and $11.5 million, respectively, which represents effective tax rates of 39.2% and 39.5%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

Liquidity and Capital Resources

As of March 31, 2011, HSNi had $344.2 million of cash and cash equivalents compared to $354.3 million as of December 31, 2010.

Net cash used in operating activities for the first quarter of 2011 was $8.3 million, compared to $10.0 million used in operating activities in the same period last year. This variance is primarily due to a reduction in income tax payments and improved operating performance, offset by an increase in prepaid expenses and other current assets.

Net cash used in investing activities for the first quarter of 2011 was $5.2 million resulting primarily from capital expenditures for investments in information technology and campus renovations. Net cash used in investing activities in 2010 of $4.9 million was primarily for investments in information technology, campus renovations and broadcasting-related investments.

Net cash provided by financing activities for the first quarter of 2011 was $3.5 million and was primarily due to excess tax benefits from stock-based awards. Net cash provided by financing activities in 2010 was $6.1 million due to the issuance of common stock, net of withholding taxes, of $10.4 million, partially offset by the repayment of long-term debt of $4.8 million.

The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio, as defined in the credit agreement, of 2.75x and a minimum interest coverage ratio, as defined in the credit agreement, of 3.00x, among other covenants. With a leverage ratio of 1.18x and an interest coverage ratio of 8.85x, HSNi was in compliance with the two principal financial covenants as well as the other covenants as of March 31, 2011. The amount available under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of March 31, 2011, there were $26.0 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2011, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $124.0 million.

HSNi does not currently have any material commitments for capital expenditures; however, management does anticipate that HSNi will need to make capital and other expenditures in connection with the development and expansion of its operations. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs; capital, investing and other commitments and contingencies for the foreseeable future.

Seasonality

HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For a description of HSNi’s market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2010. No material changes have occurred in HSNi’s market risks since December 31, 2010.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2011. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Part I. Item 1. Financial Statements – Note 10 – Commitments and Contingencies, for additional information regarding legal matters in which we are involved.

Item 1A.	Risk Factors

See Part I. Item 1A., “Risk Factors,” of HSNi’s Annual Report on Form 10-K for the year ended December 31, 2010, for a detailed discussion of the risk factors affecting HSNi. There have been no material changes from the risk factors described in the annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description	Location

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

101	The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010, (ii) Consolidated Balance Sheets as of March 31, 2011, December 31, 2010 and March 31, 2010, (iii) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2011

HSN, INC.

By:	/s/ JUDY A. SCHMELING
Judy A. Schmeling Executive Vice President and Chief Financial Officer