Form 10-Q
period 2011-06-30
HSN, Inc.
filed 2011-08-03
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 1, 2011, the registrant had 58,797,022 shares of common stock, $0.01 par value per share, outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$746,939	$689,992	$1,470,921	$1,373,205
Cost of sales	460,358	431,331	930,386	878,060

Gross profit	286,581	258,661	540,535	495,145

Operating expenses:
Selling and marketing	143,807	129,997	273,624	250,496
General and administrative	58,839	56,131	117,000	110,570
Production and programming	14,888	14,432	30,171	28,532
Depreciation and amortization of intangible assets	9,201	9,751	18,605	19,702

Total operating expenses	226,735	210,311	439,400	409,300

Operating income	59,846	48,350	101,135	85,845

Other income (expense):
Interest income	131	165	244	247
Interest expense	(7,945)	(8,226)	(16,017)	(16,617)

Total other expense, net	(7,814)	(8,061)	(15,773)	(16,370)

Income before income taxes	52,032	40,289	85,362	69,475
Income tax provision	(20,065)	(15,583)	(33,115)	(27,116)

Net income	$31,967	$24,706	$52,247	$42,359

Net income per share:
Basic	$0.55	$0.43	$0.89	$0.74
Diluted	$0.53	$0.42	$0.86	$0.72
Shares used in computing earnings per share:
Basic	58,648	57,420	58,432	57,112
Diluted	60,779	59,430	60,560	59,239

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2011	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$337,374	$354,259	$279,934
Accounts receivable, net of allowance of $14,171, $13,026 and $11,499, respectively	140,265	195,748	118,929
Inventories	322,372	296,390	293,679
Deferred income taxes	26,722	28,801	21,055
Prepaid expenses and other current assets	60,633	42,443	57,650

Total current assets	887,366	917,641	771,247
Property and equipment, net	155,900	154,987	153,068
Intangible assets, net	260,342	260,623	260,904
Other non-current assets	9,964	12,492	15,483

TOTAL ASSETS	$1,313,572	$1,345,743	$1,200,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$190,075	$244,301	$195,293
Current maturities of long-term debt	17,460	5,820	12,698
Accrued expenses and other current liabilities	174,480	216,114	174,497

Total current liabilities	382,015	466,235	382,488
Long-term debt, net of current maturities	291,395	302,938	321,359
Deferred income taxes	76,399	80,203	75,077
Other long-term liabilities	19,462	19,904	17,127

Total liabilities	769,271	869,280	796,051

Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock, $0.01 par value; 300,000,000 authorized shares; 58,762,204, 57,966,771 and 57,473,915 issued shares at June 30, 2011, December 31, 2010 and June 30, 2010, respectively	588	580	575
Additional paid-in capital	2,468,989	2,453,406	2,437,945
Retained deficit	(1,925,276)	(1,977,523)	(2,033,687)
Accumulated other comprehensive loss	—	—	(182)

Total shareholders’ equity	544,301	476,463	404,651

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,313,572	$1,345,743	$1,200,702

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	—	$—	56,503	$565	$2,419,765	$(2,076,046)	$(254)	$344,030
Comprehensive income:
Net income	—	—	—	—	—	98,523	—	98,523
Foreign currency translation	—	—	—	—	—	—	254	254

Total comprehensive income								98,777
Stock-based compensation expense for equity awards	—	—	—	—	16,491	—	—	16,491
Issuance of common stock from stock-based compensation awards, including related tax benefit of $2,064	—	—	1,464	15	17,150	—	—	17,165

Balance as of December 31, 2010	—	—	57,967	580	2,453,406	(1,977,523)	—	476,463
Comprehensive income	—	—	—	—	—	52,247	—	52,247
Stock-based compensation expense for equity awards	—	—	—	—	9,772	—	—	9,772
Issuance of common stock from stock-based compensation awards, including related tax benefit of $4,911	—	—	796	8	5,811	—	—	5,819

Balance as of June 30, 2011	—	$—	58,763	$588	$2,468,989	$(1,925,276)	$—	$544,301

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$52,247	$42,359
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of intangible assets	18,605	19,702
Stock-based compensation expense	13,282	9,310
Amortization of cable and satellite distribution fees	843	1,679
Amortization of debt issuance costs	1,285	1,285
Loss on disposition of fixed assets	305	488
Deferred income taxes	(1,725)	(431)
Bad debt expense	9,743	8,265
Excess tax benefits from stock-based awards	(5,425)	(965)
Changes in current assets and liabilities:
Accounts receivable	45,704	55,587
Inventories	(25,982)	(32,206)
Prepaid expenses and other assets	(17,693)	(11,686)
Accounts payable, accrued expenses and other current liabilities	(94,473)	(74,442)

Net cash (used in) provided by operating activities	(3,284)	18,945

Cash flows from investing activities:
Capital expenditures	(19,667)	(15,854)

Net cash used in investing activities	(19,667)	(15,854)

Cash flows from financing activities:
Repayment of long-term debt	—	(4,762)
Issuance of common stock, net of withholding taxes	641	10,719
Excess tax benefits from stock-based awards	5,425	965

Net cash provided by financing activities	6,066	6,922

Net (decrease) increase in cash and cash equivalents	(16,885)	10,013
Cash and cash equivalents at beginning of period	354,259	269,921

Cash and cash equivalents at end of period	$337,374	$279,934

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

Company Overview

HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and private label merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements; (iii) websites, which consist primarily of HSN.com and the eight branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile devices. HSNi’s television home shopping business, related e-commerce and retail and outlet stores are referred to herein as “HSN” and all catalog operations, including related e-commerce and stores, are collectively referred to herein as “Cornerstone.”

HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & wellness, and home & other (including housewares, home fashions, electronics, culinary, fitness and other). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

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

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
Capitalized software	$214,757	$211,816	$199,744
Computer and broadcast equipment	92,826	93,284	88,822
Buildings and leasehold improvements	94,842	90,417	85,318
Furniture and other equipment	76,083	72,726	68,853
Projects in progress	8,016	3,825	12,305
Land and land improvements	10,921	10,922	10,922

	497,445	482,990	465,964
Less: accumulated depreciation and amortization	(341,545)	(328,003)	(312,896)

Total property and equipment, net	$155,900	$154,987	$153,068

NOTE 4—SEGMENT INFORMATION

HSNi presents its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two operating segments, HSN and Cornerstone. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies included in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2010. Intercompany accounts and transactions have been eliminated in consolidation.

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$51,624	$24,425	$76,049	$45,064	$18,489	$63,553
Stock-based compensation expense	(3,781)	(3,174)	(6,955)	(2,771)	(2,196)	(4,967)
Depreciation and amortization of intangible assets	(6,976)	(2,225)	(9,201)	(7,403)	(2,348)	(9,751)
(Loss) gain on disposition of fixed assets	(52)	5	(47)	(426)	(59)	(485)

Operating income	$40,815	$19,031	59,846	$34,464	$13,886	48,350

Other expense, net			(7,814)			(8,061)

Income before income taxes			52,032			40,289
Income tax provision			(20,065)			(15,583)

Net income			$31,967			$24,706

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$103,822	$29,505	$133,327	$95,378	$19,967	$115,345
Stock-based compensation expense	(7,958)	(5,324)	(13,282)	(6,042)	(3,268)	(9,310)
Depreciation and amortization of intangible assets	(14,174)	(4,431)	(18,605)	(15,149)	(4,553)	(19,702)
Loss on disposition of fixed assets	(106)	(199)	(305)	(428)	(60)	(488)

Operating income	$81,584	$19,551	101,135	$73,759	$12,086	85,845

Other expense, net			(15,773)			(16,370)

Income before income taxes			85,362			69,475
Income tax provision			(33,115)			(27,116)

Net income			$52,247			$42,359

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales:
HSN	$481,994	$466,411	$1,008,168	$985,330
Cornerstone	264,945	223,581	462,753	387,875

Total	$746,939	$689,992	$1,470,921	$1,373,205

NOTE 5—STOCK-BASED AWARDS

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of June 30, 2011, there were approximately 3.1 million shares of common stock available for grants under the Plan.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”) and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at or above the fair market value of HSNi’s stock on the date of grant.

During the six months ended June 30, 2011, HSNi granted approximately 320,000 RSUs and 348,000 SARs. The RSUs have a weighted average fair value of $30.26 and they primarily vest after three years. The SARs have a weighted average exercise price of $29.72, have a fair value of $12.84 and primarily vest ratably over three years. The following are the assumptions used in the Black-Scholes option pricing model to value SARs for the six months ended June 30, 2011: volatility factor of 46.51%, risk-free interest rate of 2.33%, expected term of 5 years and a dividend yield of zero.

During the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable is based on the extent to which certain pre-established performance goals for Cornerstone are achieved during the three-year period ending December 31, 2012. The amount earned pursuant to the award will be measured at the end of the requisite service period and is expected to be settled in shares of HSNi common stock. These equity awards are accounted for as liabilities which are remeasured each reporting period based on the probability of achievement of the performance conditions. As of June 30, 2011, a liability of approximately $8.3 million was recorded for these awards.

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling and marketing	$842	$650	$1,784	$1,478
General and administrative	5,840	4,099	10,923	7,357
Production and programming	273	218	575	475

Stock-based compensation expense before income taxes	6,955	4,967	13,282	9,310
Income tax benefit	(2,082)	(1,823)	(4,210)	(3,397)

Stock-based compensation expense after income taxes	$4,873	$3,144	$9,072	$5,913

As of June 30, 2011, there was approximately $25.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.9 years.

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

For the three and six months ended June 30, 2011, HSNi recorded a tax provision of $20.1 million and $33.1 million, respectively, which represents effective tax rates of 38.6% and 38.8%, respectively. For the three and six months ended June 30, 2010, HSNi recorded a tax provision of $15.6 million and $27.1 million, respectively, which represents effective tax rates of 38.7% and 39.0%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

In connection with the Spin-off, HSNi entered into a Tax Sharing Agreement with IAC pursuant to which, among other things, each of the Spincos has indemnified IAC and the other Spincos for any taxes resulting from the Spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the Internal Revenue Service (“IRS”) private letter ruling and/or tax opinions. In the event an adjustment with respect to a pre-Spin-off period for which IAC is responsible results in a tax benefit to HSNi in a post-Spin-off period, HSNi will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible. The provisions set forth in the Tax Sharing Agreement could subject HSNi to future tax contingencies.

The IRS has completed its review of the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of HSNi. The settlement for these years has not yet been submitted to the Joint Committee on Taxation for approval. The IRS will begin its review of the IAC consolidated tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2007 has been extended to December 31, 2012. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years after December 31, 2003. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal and state tax returns prepared and filed by IAC prior to the Spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$31,967	$24,706	$52,247	$42,359

Weighted average number of shares outstanding:
Basic	58,648	57,420	58,432	57,112
Dilutive effect of stock-based compensation awards	2,131	2,010	2,128	2,127

Diluted	60,779	59,430	60,560	59,239

Net income per share:
Basic	$0.55	$0.43	$0.89	$0.74

Diluted	$0.53	$0.42	$0.86	$0.72

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	1,209	1,570	1,305	1,964

NOTE 8—LONG-TERM DEBT

The balance of long-term debt, including current maturities, is as follows (in thousands):

	June 30, 2011	December 31, 2010	June 30, 2010
Secured credit agreement expiring July 25, 2013:
Term loan	$69,841	$69,841	$95,238
Revolving credit facility	—	—	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1st and August 1st	240,000	240,000	240,000
Unamortized original issue discount on Senior Notes	(986)	(1,083)	(1,181)

Total long-term debt	308,855	308,758	334,057
Less: current maturities	(17,460)	(5,820)	(12,698)

Long-term debt, net of current maturities	$291,395	$302,938	$321,359

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five-year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement bears interest based on HSNi’s financial leverage and, as of June 30, 2011, the term loan interest rate was equal to LIBOR plus 2.00% (2.19%). The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio, as defined in the credit agreement, of 2.75x and a minimum interest coverage ratio, as defined in the credit agreement, of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of June 30, 2011, with a leverage ratio of 1.13x and an interest coverage ratio of 9.32x. The amount available to HSNi under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of June 30, 2011, there were $27.7 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of June 30, 2011, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $122.3 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement and amortizes these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	June 30, 2011
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$270,000	$270,000	$—	$—
Term Loan	69,841	69,566	—	—	69,566

	December 31, 2010
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$273,900	$273,900	$—	$—
Term Loan	69,841	69,841	—	—	69,841

	June 30, 2010
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$268,800	$268,800	$—	$—
Term Loan	95,238	91,039	—	—	91,039

The fair value of the Senior Notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was based upon discounted cash flows (level 3 criteria).

HSNi measures certain assets, such as intangible assets and property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the six months ended June 30, 2011 and the year ended December 31, 2010, there were no assets that were required to be recorded at fair value as no impairment indicators were present.

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

In the ordinary course of business, HSNi is a party to various audits and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, regulatory compliance and other claims. HSNi has established reserves for specific legal or tax compliance matters that it determined the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have such a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

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

Results of Operations

Net Sales

Net sales primarily relate to the sale of merchandise, including shipping and handling fees, and are reduced by incentive discounts and actual and estimated sales returns. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$481,994	3%	$466,411	$1,008,168	2%	$985,330
Cornerstone	264,945	19%	223,581	462,753	19%	387,875

Total net sales	$746,939	8%	$689,992	$1,470,921	7%	$1,373,205

HSNi net sales in the second quarter of 2011 increased 8%, or $56.9 million, compared to the prior year due to a 3% increase at HSN and a 19% increase at Cornerstone. The number of units shipped in the second quarter of 2011 increased 1% to 12.7 million and the average price point increased 7% to $64.93. E-commerce sales as a percentage of HSNi’s total net sales for the quarter increased 280 basis points to 41.3% compared to 38.5% in the prior year.

HSNi net sales in the six months ended June 30, 2011 increased 7%, or $97.7 million, compared to the prior year due to a 2% increase at HSN and a 19% increase at Cornerstone. The number of units shipped in the first half of 2011 increased 2% to 25.9 million and the average price point increased 6% to $63.66. E-commerce sales as a percentage of total net sales increased 260 basis points to 40.7% in the first half of 2011 compared to 38.1% in the prior year.

HSN

Net sales for HSN in the second quarter of 2011 increased 3%, or $15.6 million, compared to the prior year driven by an 11% increase in e-commerce sales. E-commerce sales penetration grew 220 basis points to 32.6%, up from 30.4% in the prior year. HSN’s overall sales increase was led by growth in the electronics and culinary categories. Average price point increased 5% and units shipped decreased 2%.

Net sales for HSN in the six months ended June 30, 2011 increased 2%, or $22.8 million, compared to the prior year. The sales growth was driven by a 9% increase in e-commerce sales and growth in the electronics and culinary categories, partially offset by lower sales in fitness. E-commerce sales penetration grew 190 basis points to 32.9%, up from 31.0% in the prior year. Shipped units remained relatively flat with the prior year and average price point increased by 5% to $60.79.

Divisional product mix at HSN is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Jewelry	15.3%	16.1%	14.7%	15.0%
Fashion (apparel & accessories)	14.4%	14.7%	14.0%	13.6%
Beauty & wellness	19.4%	20.1%	18.2%	18.9%
Home & other (including housewares, home fashions, electronics, fitness and other)	50.9%	49.1%	53.1%	52.5%

Total	100.0%	100.0%	100.0%	100.0%

Cornerstone

Net sales for Cornerstone in the second quarter of 2011 increased 19%, or $41.4 million, compared to the prior year primarily due to strength at Cornerstone’s three largest brands, Frontgate, Ballard Designs and Garnet Hill. E-commerce sales grew 22% with penetration increasing 180 basis points to 57.2%, up from 55.4% in the prior year. Average price point increased 10% and units shipped increased 7%. Catalog circulation increased 6% compared to the prior year.

Net sales for Cornerstone in the six months ended June 30, 2011 increased 19%, or $74.9 million, compared to the prior year. The sales growth is primarily attributable to the strength at Cornerstone’s three largest brands; as well as investment in catalog circulation and digital marketing. E-commerce sales grew 23% with penetration increasing 190 basis points to 57.8%, up from 55.9% in the prior year. Average price point increased 7% and units shipped increased 11% in the first half of 2011. Catalog circulation increased 9% compared to the prior year.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$173,666	7%	$162,189	$350,837	5%	$333,798
HSN gross profit margin	36.0%	120 bp	34.8%	34.8%	90 bp	33.9%
Cornerstone	$112,915	17%	$96,472	$189,698	18%	$161,347
Cornerstone gross profit margin	42.6%	(50 bp )	43.1%	41.0%	(60 bp )	41.6%
HSNi	$286,581	11%	$258,661	$540,535	9%	$495,145
HSNi gross profit margin	38.4%	90 bp	37.5%	36.7%	60 bp	36.1%

bp = basis points

HSN

Gross profit for HSN in the second quarter of 2011 increased 7%, or $11.5 million, compared to the prior year. Gross profit margin improved 120 basis points to 36.0% compared to 34.8%. The margin increase was primarily attributable to lower outbound shipping costs, the timing of shipments of quarter-end clearance orders and improvements in our supply chain management.

Gross profit for HSN in the six months ended June 30, 2011 increased 5%, or $17.0 million, compared to the prior year. Gross profit margin improved 90 basis points to 34.8% from 33.9%. The margin increase was primarily attributable to lower outbound shipping costs.

Cornerstone

Gross profit for Cornerstone in the second quarter of 2011 increased 17%, or $16.4 million, compared to the prior year. Gross profit margin declined 50 basis points to 42.6% from 43.1%. The margin decline was primarily attributable to increased promotional activity to drive sales demand and higher inbound freight costs in the home brands, partially offset by leverage over fixed warehousing costs.

Gross profit for Cornerstone in the six months ended June 30, 2011 increased 18%, or $28.4 million, compared to the prior year. Gross profit margin declined 60 basis points to 41.0% from 41.6%. The margin decline was primarily attributable to increased promotional activity to drive sales demand and higher inbound freight costs in the home brands, partially offset by leverage over fixed warehousing costs.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$69,869	4%	$66,872	$142,287	3%	$137,668
As a percentage of HSN net sales	14.5%	20 bp	14.3%	14.1%	10 bp	14.0%
Cornerstone	$73,938	17%	$63,125	$131,337	16%	$112,828
As a percentage of Cornerstone net sales	27.9%	(30 bp )	28.2%	28.4%	(70 bp )	29.1%
HSNi	$143,807	11%	$129,997	$273,624	9%	$250,496
As a percentage of HSNi net sales	19.3%	50 bp	18.8%	18.6%	40 bp	18.2%

HSNi’s selling and marketing expense in the second quarter of 2011 increased 11%, or $13.8 million, and was 19.3% of net sales compared to 18.8% in the prior year. The increase in expense is primarily due to investments in Cornerstone’s catalog circulation and an increase in on-air distribution costs primarily due to HSN2, HSN’s second television shopping channel that debuted in August 2010.

HSNi’s selling and marketing expense in the six months ended June 30, 2011 increased 9%, or $23.1 million, and was 18.6% of net sales compared to 18.2% in the prior year. The increase in expense is primarily due to investments in Cornerstone’s catalog circulation and an increase in on-air distribution costs primarily due to HSN2.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debt expense; facilities costs; and fees for professional services.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$41,118	5%	$39,019	$82,621	5%	$78,691
As a percentage of HSN net sales	8.5%	10 bp	8.4%	8.2%	20 bp	8.0%
Cornerstone	$17,721	4%	$17,112	$34,379	8%	$31,879
As a percentage of Cornerstone net sales	6.7%	(100 bp )	7.7%	7.4%	(80 bp )	8.2%
HSNi	$58,839	5%	$56,131	$117,000	6%	$110,570
As a percentage of HSNi net sales	7.9%	(20 bp )	8.1%	8.0%	(10 bp )	8.1%

HSNi’s general and administrative expense for the second quarter of 2011 increased 5%, or $2.7 million, and was 7.9% of net sales compared to 8.1% in the prior year. The increase in expense is primarily attributable to a $1.7 million increase in stock-based compensation and an increase in bad debt expense due to higher usage of our Flexpay extended payment program.

HSNi’s general and administrative expense in the six months ended June 30, 2011 increased 6%, or $6.4 million, and was 8.0% of net sales compared to 8.1% in the prior year. The increase in expense is primarily due to compensation and other employee-related costs including a $3.6 million increase in stock-based compensation and an increase in bad debt expense due to higher usage of our Flexpay extended payment program.

Production and Programming Expense

Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN. Expenses associated with on-air distribution of HSN, including expenses relating to pay television operators, are included in selling and marketing expense.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
Production and programming expense	$14,888	3%	$14,432	$30,171	6%	$28,532
As a percentage of HSN net sales	3.1%	0 bp	3.1%	3.0%	10 bp	2.9%

Production and programming expense in the second quarter of 2011 increased 3%, or $0.5 million, compared to the prior year. As a percentage of HSN’s net sales, production and programming expense was 3.1% for the second quarter of 2011, consistent with the prior year.

Production and programming expense in the six months ended June 30, 2011 increased 6%, or $1.6 million, compared to the prior year. As a percentage of HSN’s net sales, production and programming expense was 3.0% compared to 2.9% in the prior year period. The increase in expense is primarily due to an increase in compensation and employee-related costs.

Depreciation and Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$6,976	(6%)	$7,403	$14,174	(6%)	$15,149
Cornerstone	2,225	(5%)	2,348	4,431	(3%)	4,553

HSNi	$9,201	(6%)	$9,751	$18,605	(6%)	$19,702

As a percentage of HSNi net sales	1.2%	(20 bp )	1.4%	1.3%	(10 bp )	1.4%

HSNi’s depreciation in the second quarter of 2011 decreased 6%, or $0.6 million, and was 1.2% of net sales compared to 1.4% in the prior year. Depreciation for the six months ended June 30, 2011 decreased 6%, or $1.1 million, and was 1.3% of net sales compared to 1.4% in the prior year. The decrease in depreciation is primarily due to certain fixed assets becoming fully depreciated during the period.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. The definition of Adjusted EBITDA and its reconciliation to operating income for HSNi’s operating segments and to HSNi’s consolidated net income are in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$51,624	15%	$45,064	$103,822	9%	$95,378
As a percentage of HSN net sales	10.7%	100 bp	9.7%	10.3%	60 bp	9.7%
Cornerstone	$24,425	32%	$18,489	$29,505	48%	$19,967
As a percentage of Cornerstone net sales	9.2%	90 bp	8.3%	6.4%	130 bp	5.1%
HSNi	$76,049	20%	$63,553	$133,327	16%	$115,345
As a percentage of HSNi net sales	10.2%	100 bp	9.2%	9.1%	70 bp	8.4%

HSNi’s Adjusted EBITDA in the second quarter of 2011 increased 20%, or $12.5 million, and was 10.2% of net sales compared to 9.2% in the prior year. These results are primarily due to an 8% increase in net sales and a 90 basis point improvement in gross profit margin, partially offset by an 8% increase in operating expenses (excluding non-cash charges). HSN’s Adjusted EBITDA increased 15%, or $6.6 million, primarily due to a 3% increase in net sales and a 120 basis point improvement in gross profit margin, partially offset by an increase in operating expenses for on-air distribution costs and bad debt expense. Cornerstone’s Adjusted EBITDA increased 32%, or $5.9 million, primarily due to a 19% increase in net sales, partially offset by a 50 basis point decline in gross profit margin and an increase in operating expenses, particularly catalog production and distribution costs.

HSNi’s Adjusted EBITDA in the six months ended June 30, 2011 increased 16%, or $18.0 million, and was 9.1% of net sales compared to 8.4% in the prior year. The increase in Adjusted EBITDA is primarily due to a 7% increase in net sales and a 60 basis point improvement in gross profit margin, partially offset by a 7% increase in operating expenses (excluding non-cash charges). HSN’s Adjusted EBITDA increased 9%, or $8.4 million, primarily due to a 2% increase in net sales and a 90 basis point improvement in gross profit margin, partially offset by an increase in operating expenses for HSN’s on-air distribution costs and compensation and employee-related costs. Cornerstone’s Adjusted EBITDA increased 48%, or $9.5 million, primarily due to a 19% increase in net sales, partially offset by a 60 basis point decline in gross profit margin and an increase in operating expenses, particularly catalog production and distribution costs.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$40,815	18%	$34,464	$81,584	11%	$73,759
As a percentage of HSN net sales	8.5%	110 bp	7.4%	8.1%	60 bp	7.5%
Cornerstone	$19,031	37%	$13,886	$19,551	62%	$12,086
As a percentage of Cornerstone net sales	7.2%	100 bp	6.2%	4.2%	110 bp	3.1%
HSNi	$59,846	24%	$48,350	$101,135	18%	$85,845
As a percentage of HSNi net sales	8.0%	100 bp	7.0%	6.9%	60 bp	6.3%

HSNi’s operating income in the second quarter of 2011 increased 24%, or $11.5 million, and was 8.0% of net sales compared to 7.0% in the prior year. The increase is primarily due to an 8% growth in net sales and a 90 basis point improvement in gross profit margin, partially offset by an increase in operating expenses primarily for investments in Cornerstone’s catalog circulation, on-air distribution costs at HSN, and compensation and employee-related costs.

HSNi’s operating income in the six months ended June 30, 2011 increased 18%, or $15.2 million, and was 6.9% of net sales compared to 6.3% in the prior year. The increase is primarily due to a 7% increase in net sales and a 60 basis point increase in gross profit margin, partially offset by an increase in operating expenses primarily for investments in Cornerstone’s catalog circulation, on-air distribution costs at HSN, and compensation and employee-related costs.

Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	Change		2010	2011	Change		2010
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$131	(21%	)	$165	$244	(1%	)	$247
Interest expense	(7,945)	(3%	)	(8,226)	(16,017)	(4%	)	(16,617)

Other expense, net	$(7,814)	(3%	)	$(8,061)	$(15,773)	(4%	)	$(16,370)

As a percentage of HSNi net sales	(1.0% )	(20 bp	)	(1.2% )	(1.1% )	(10 bp	)	(1.2% )

Interest expense primarily relates to the $240 million of Senior Notes and the five-year term loan. The decreases in interest expense for the three and six months ended June 30, 2011 compared to the prior periods are due to the partial repayments of the term loan in 2010 and a decrease in the average interest rate of the term loan.

Income Tax Provision

For the three and six months ended June 30, 2011, HSNi recorded a tax provision of $20.1 million and $33.1 million, respectively, which represents effective tax rates of 38.6% and 38.8%, respectively. For the three and six months ended June 30, 2010, HSNi recorded a tax provision of $15.6 million and $27.1 million, respectively, which represents effective tax rates of 38.7% and 39.0%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

Liquidity and Capital Resources

As of June 30, 2011, HSNi had $337.4 million of cash and cash equivalents compared to $354.3 million as of December 31, 2010.

Net cash used in operating activities for the six months ended June 30, 2011 was $3.3 million, compared to $18.9 million provided by operating activities in the same period last year. The decrease was primarily due to the timing of payments of trade payables.

Net cash used in investing activities for the six months ended June 30, 2011 was $19.7 million resulting primarily from capital expenditures for investments in information technology and headquarters renovations. Net cash used in investing activities in 2010 of $15.9 million was primarily for investments in information technology, headquarters renovations and broadcasting-related investments.

Net cash provided by financing activities for the six months ended June 30, 2011 was $6.1 million and was primarily due to excess tax benefits from stock-based awards. Net cash provided by financing activities in 2010 was $6.9 million primarily due to the issuance of common stock, net of withholding taxes, of $10.7 million, partially offset by the repayment of long-term debt of $4.8 million.

The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio, as defined in the credit agreement, of 2.75x and a minimum interest coverage ratio, as defined in the credit agreement, of 3.00x, among other covenants. With a leverage ratio of 1.13x and an interest coverage ratio of 9.32x, HSNi was in compliance with the two principal financial covenants as well as the other covenants as of June 30, 2011. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. The amount available under the credit agreement is also reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of June 30, 2011, there were $27.7 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. As of June 30, 2011, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $122.3 million.

HSNi does not currently have any material commitments for capital expenditures; however, management does anticipate that HSNi will need to make capital and other expenditures in connection with the development and expansion of its operations. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs; as well as capital, investing and other commitments and contingencies for the foreseeable future.

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

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of 2011. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description	Location

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

Exhibit Number	Description	Location

101	The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of June 30, 2011, December 31, 2010 and June 30, 2010, (iii) Consolidated Statements of Cash Flows for the Three and Six Months ended June 30, 2011 and 2010, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2011

HSN, INC.

BY:	/S/ JUDY A. SCHMELING
Judy A. Schmeling Executive Vice President and Chief Financial Officer