Form 10-Q
period 2011-09-30
HSN, Inc.
filed 2011-11-02
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 31, 2011, the registrant had 59,057,015 shares of common stock, $0.01 par value per share, outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$751,237	$708,359	$2,222,158	$2,081,564
Cost of sales	478,411	458,632	1,408,797	1,336,693

Gross profit	272,826	249,727	813,361	744,871

Operating expenses:
Selling and marketing	140,245	132,404	413,869	382,899
General and administrative	61,094	58,654	178,093	169,224
Production and programming	15,556	16,165	45,727	44,697
Depreciation and amortization of intangible assets	8,734	9,707	27,339	29,408

Total operating expenses	225,629	216,930	665,028	626,228

Operating income	47,197	32,797	148,333	118,643

Other income (expense):
Interest income	80	182	325	428
Interest expense	(8,005)	(8,280)	(24,024)	(24,897)

Total other expense, net	(7,925)	(8,098)	(23,699)	(24,469)

Income before income taxes	39,272	24,699	124,634	94,174
Income tax provision	(14,968)	(9,821)	(48,083)	(36,938)

Net income	$24,304	$14,878	$76,551	$57,236

Net income per share:
Basic	$0.41	$0.26	$1.31	$1.00
Diluted	$0.40	$0.25	$1.26	$0.96
Shares used in computing earnings per share:
Basic	58,854	57,607	58,574	57,279
Diluted	60,813	59,724	60,646	59,403
Dividends declared per common share	$0.125	$—	$0.125	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,	September 30,
	2011	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$340,093	$354,259	$259,386
Accounts receivable, net of allowance of $12,877, $13,026 and $10,498, respectively	153,198	195,748	133,116
Inventories	347,801	296,390	338,378
Deferred income taxes	22,801	28,801	22,101
Prepaid expenses and other current assets	53,405	42,443	51,245

Total current assets	917,298	917,641	804,226
Property and equipment, net	154,658	154,987	153,071
Intangible assets, net	260,248	260,623	260,763
Other non-current assets	9,397	12,492	13,924

TOTAL ASSETS	$1,341,601	$1,345,743	$1,231,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$205,923	$244,301	$209,359
Current maturities of long-term debt	69,841	5,820	19,048
Accrued expenses and other current liabilities	165,503	216,114	171,021

Total current liabilities	441,267	466,235	399,428
Long-term debt, net of current maturities	239,062	302,938	315,059
Deferred income taxes	75,259	80,203	71,516
Other long-term liabilities	20,759	19,904	18,999

Total liabilities	776,347	869,280	805,002

Commitments and contingencies (Note 10)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock, $0.01 par value; 300,000,000 authorized shares; 58,909,983, 57,966,771 and 57,712,773 issued shares at September 30, 2011, December 31, 2010 and September 30, 2010, respectively	589	580	577
Additional paid-in capital	2,465,637	2,453,406	2,445,215
Retained deficit	(1,900,972)	(1,977,523)	(2,018,810)

Total shareholders’ equity	565,254	476,463	426,982

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,341,601	$1,345,743	$1,231,984

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

							Accumulated Other
	Preferred Stock		Common Stock		Additional Paid-in		Comprehensive
	Shares	Amount	Shares	Amount	Capital	Retained Deficit	Loss	Total
Balance as of December 31, 2009	—	$—	56,503	$565	$2,419,765	$(2,076,046)	$(254)	$344,030
Comprehensive income:
Net income	—	—	—	—	—	98,523	—	98,523
Foreign currency translation	—	—	—	—	—	—	254	254

Total comprehensive income								98,777
Stock-based compensation expense for equity awards	—	—	—	—	16,491	—	—	16,491
Issuance of common stock from stock-based compensation awards, including related tax benefit of $2,064	—	—	1,464	15	17,150	—	—	17,165

Balance as of December 31, 2010	—	—	57,967	580	2,453,406	(1,977,523)	—	476,463
Comprehensive income	—	—	—	—	—	76,551	—	76,551
Stock-based compensation expense for equity awards	—	—	—	—	14,367	—	—	14,367
Cash dividend declared on common stock	—	—	—	—	(7,360)	—	—	(7,360)
Issuance of common stock from stock-based compensation awards, including related tax benefit of $5,133	—	—	943	9	5,224	—	—	5,233

Balance as of September 30, 2011	—	$—	58,910	$589	$2,465,637	$(1,900,972)	$—	$565,254

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$76,551	$57,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	27,339	29,408
Stock-based compensation expense	19,392	15,063
Amortization of cable and satellite distribution fees	846	2,519
Amortization of debt issuance costs	1,927	1,929
Loss on disposition of fixed assets	1,348	1,208
Deferred income taxes	1,056	(4,777)
Bad debt expense	14,632	12,981
Excess tax benefits from stock-based awards	(6,067)	(1,383)
Changes in current assets and liabilities:
Accounts receivable	27,807	36,763
Inventories	(51,411)	(76,905)
Prepaid expenses and other assets	(10,495)	(5,156)
Accounts payable, accrued expenses and other current liabilities	(95,709)	(62,712)

Net cash provided by operating activities	7,216	6,174

Cash flows from investing activities:
Capital expenditures	(27,723)	(26,153)

Net cash used in investing activities	(27,723)	(26,153)

Cash flows from financing activities:
Repayment of long-term debt	—	(4,762)
Issuance of common stock, net of withholding taxes	274	12,823
Excess tax benefits from stock-based awards	6,067	1,383

Net cash provided by financing activities	6,341	9,444

Net decrease in cash and cash equivalents	(14,166)	(10,535)
Cash and cash equivalents at beginning of period	354,259	269,921

Cash and cash equivalents at end of period	$340,093	$259,386

Supplemental disclosure of noncash investing and financing activities:
Cash dividends on common stock declared but not yet paid	$7,360	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

Company Overview

HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and private label merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Ballard Designs, Garnet Hill, Smith+Noble, The Territory Ahead, TravelSmith and Improvements; (iii) websites, which consist primarily of HSN.com and the eight branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile devices. HSNi’s television home shopping business, related digital sales and retail and outlet stores are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.”

HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & wellness, and home & other (including housewares, home fashions, electronics, culinary, fitness and other). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

Basis of Presentation

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. The spin-off from IAC occurred August 20, 2008 concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc. (now a wholly-owned subsidiary of Live Nation, Inc.); and Tree.com, Inc. Throughout these financial statements, the separation transaction is referred to as the “Spin-off” and each of these companies as “Spincos.” In connection with the Spin-off, HSNi’s shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.”

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

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010
Capitalized software	$205,536	$211,816	$203,526
Computer and broadcast equipment	94,515	93,284	94,171
Buildings and leasehold improvements	93,593	90,417	88,849
Furniture and other equipment	74,954	72,726	71,741
Projects in progress	10,018	3,825	6,216
Land and land improvements	10,739	10,922	10,922

	489,355	482,990	475,425
Less: accumulated depreciation and amortization	(334,697)	(328,003)	(322,354)

Total property and equipment, net	$154,658	$154,987	$153,071

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$51,803	$11,280	$63,083	$43,122	$5,855	$48,977
Stock-based compensation expense	(2,792)	(3,317)	(6,109)	(4,057)	(1,696)	(5,753)
Depreciation and amortization of intangible assets	(6,614)	(2,120)	(8,734)	(7,601)	(2,106)	(9,707)
Loss on disposition of fixed assets	(1,043)	—	(1,043)	(720)	—	(720)

Operating income	$41,354	$5,843	47,197	$30,744	$2,053	32,797

Other expense, net			(7,925)			(8,098)

Income before income taxes			39,272			24,699
Income tax provision			(14,968)			(9,821)

Net income			$24,304			$14,878

	00000000	00000000	00000000	00000000	00000000	00000000
	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$155,624	$40,788	$196,412	$138,498	$25,824	$164,322
Stock-based compensation expense	(10,750)	(8,642)	(19,392)	(10,098)	(4,965)	(15,063)
Depreciation and amortization of intangible assets	(20,788)	(6,551)	(27,339)	(22,749)	(6,659)	(29,408)
Loss on disposition of fixed assets	(1,148)	(200)	(1,348)	(1,148)	(60)	(1,208)

Operating income	$122,938	$25,395	148,333	$104,503	$14,140	118,643

Other expense, net			(23,699)			(24,469)

Income before income taxes			124,634			94,174
Income tax provision			(48,083)			(36,938)

Net income			$76,551			$57,236

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales:
HSN	$513,013	$493,743	$1,521,181	$1,479,073
Cornerstone	238,224	214,616	700,977	602,491

Total	$751,237	$708,359	$2,222,158	$2,081,564

NOTE 5—STOCK-BASED AWARDS

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of September 30, 2011, there were approximately 3.2 million shares of common stock available for grants under the Plan.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at or above the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest once the requisite service has been rendered.

During the nine months ended September 30, 2011, HSNi granted approximately 328,000 RSUs and 348,000 SARs. The RSUs have a weighted average fair value of $30.28 and they primarily vest after three years. The SARs have a weighted average exercise price of $29.72, have a fair value of $12.84 and primarily vest ratably over three years. The following are the assumptions used in the Black-Scholes option pricing model to value SARs for the nine months ended September 30, 2011: volatility factor of 46.51%, risk-free interest rate of 2.33%, expected term of 5 years and a dividend yield of zero. Also during the nine months ended September 30, 2011, HSNi granted approximately 57,000 options under the HSN, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) which had a weighted average fair value of $9.85. The following are the assumptions used in the Black-Scholes option pricing model to value options granted under the ESPP for the nine months ended September 30, 2011: volatility factor of 56.56%, risk-free interest rate of 0.15%, expected term of six months and a dividend yield of zero.

During the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable is based on the extent to which certain pre-established performance goals for Cornerstone are achieved during the three-year period ending December 31, 2012. The amount earned pursuant to the award will be measured at the end of the requisite service period and is expected to be settled in shares of HSNi common stock. These equity awards are accounted for as liabilities which are remeasured each reporting period based on the probability of achievement of the performance conditions. As of September 30, 2011, a liability of approximately $9.8 million was recorded for these awards.

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Selling and marketing	$854	$783	$2,639	$2,261
General and administrative	4,989	4,694	15,912	12,050
Production and programming	266	276	841	752

Stock-based compensation expense before income taxes	6,109	5,753	19,392	15,063
Income tax benefit	(2,070)	(1,896)	(6,280)	(5,293)

Stock-based compensation expense after income taxes	$4,039	$3,857	$13,112	$9,770

As of September 30, 2011, there was approximately $21.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.8 years.

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

For the three and nine months ended September 30, 2011, HSNi recorded a tax provision of $15.0 million and $48.1 million, respectively, which represents effective tax rates of 38.1% and 38.6%, respectively. For the three and nine months ended September 30, 2010, HSNi recorded a tax provision of $9.8 million and $36.9 million, respectively, which represents effective tax rates of 39.8% and 39.2%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

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

The IRS has completed its review of the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of HSNi. The settlement for these years has not yet been submitted to the Joint Committee on Taxation for approval. The IRS began its review of the IAC consolidated tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2007 has been extended to December 31, 2012. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years after December 31, 2003. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal and state tax returns prepared and filed by IAC prior to the Spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$24,304	$14,878	$76,551	$57,236

Weighted average number of shares outstanding:
Basic	58,854	57,607	58,574	57,279
Dilutive effect of stock-based compensation awards	1,959	2,117	2,072	2,124

Diluted	60,813	59,724	60,646	59,403

Net income per share:
Basic	$0.41	$0.26	$1.31	$1.00

Diluted	$0.40	$0.25	$1.26	$0.96

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	1,207	1,577	1,272	1,835

NOTE 8—LONG-TERM DEBT

The balance of long-term debt, including current maturities, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010
Secured credit agreement expiring July 25, 2013:
Term loan	$69,841	$69,841	$95,238
Revolving credit facility	—	—	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1st and August 1st	240,000	240,000	240,000
Unamortized original issue discount on Senior Notes	(938)	(1,083)	(1,131)

Total long-term debt	308,903	308,758	334,107
Less: current maturities	(69,841)	(5,820)	(19,048)

Long-term debt, net of current maturities	$239,062	$302,938	$315,059

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five-year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement bears interest based on HSNi’s financial leverage and, as of September 30, 2011, the term loan interest rate was equal to LIBOR plus 2.00% (2.24%). The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio, as defined in the credit agreement, of 2.75x and a minimum interest coverage ratio, as defined in the credit agreement, of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of September 30, 2011, with a leverage ratio of 1.08x and an interest coverage ratio of 9.86x. The amount available to HSNi under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of September 30, 2011, there were $35.1 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of September 30, 2011, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $114.9 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement and amortizes these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi’s other financial assets and liabilities which are carried at cost (in thousands):

	September 30, 2011
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$264,000	$264,000	$—	$—
Term Loan	69,841	69,609	—	—	69,609

	December 31, 2010
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$273,900	$273,900	$—	$—
Term Loan	69,841	69,841	—	—	69,841

	September 30, 2010
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$273,600	$273,600	$—	$—
Term Loan	95,238	95,238	—	—	95,238

The fair value of the Senior Notes is based upon quoted market information (level 1 criteria) and the fair value of the term loan is based upon discounted cash flows (level 3 criteria).

HSNi measures certain assets, such as intangible assets and property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the nine months ended September 30, 2011 and the year ended December 31, 2010, there were no assets that were required to be recorded at fair value as no impairment indicators were present.

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

In the ordinary course of business, HSNi is a party to various audits and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, regulatory compliance and other claims. HSNi has established reserves for specific legal or tax compliance matters that it has determined the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have such a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 6 for discussion related to income tax contingencies.

NOTE 11 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time.

Dividend Policy

On September 27, 2011, HSNi’s Board of Directors approved a cash dividend of $0.125 per common share. HSNi anticipates the cash dividend will be funded from current cash and expected future cash flows. The dividend will be paid on November 16, 2011 to HSNi’s record holders as of November 2, 2011.

NOTE 12—SUBSEQUENT EVENT

In October 2011, HSNi made a voluntary prepayment of the remaining $69.8 million balance of its term loan. The liability was reclassified as a current liability as of September 30, 2011 in the accompanying financial statements.

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

Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2010 and the following: the continued impact of the current macroeconomic environment on consumer confidence and spending levels; whether national economic stimulus initiatives and measures will be successful in achieving their objectives within the expected timeframes; other changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or digital sales growth; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; changes in product delivery costs particularly if we are unable to offset them; our ability to offer new or alternative products and services in a cost effective manner and consumer acceptance of these products and services; any technological or regulatory developments that could negatively impact the way we do business, including regulations regarding state and local sales and use taxes; HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective; and the loss of any key member of our senior management team. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$513,013	4%	$493,743	$1,521,181	3%	$1,479,073
Cornerstone	238,224	11%	214,616	700,977	16%	602,491

Total net sales	$751,237	6%	$708,359	$2,222,158	7%	$2,081,564

HSNi net sales in the third quarter of 2011 increased 6%, or $42.9 million, compared to the prior year due to a 4% increase at HSN and an 11% increase at Cornerstone. The number of units shipped in the third quarter of 2011 increased 3% to 13.5 million and the average price point increased 4% to $63.82. Digital sales as a percentage of HSNi’s total net sales for the quarter increased 220 basis points to 41.0% compared to 38.8% in the prior year.

HSNi net sales in the nine months ended September 30, 2011 increased 7%, or $140.6 million, compared to the prior year due to a 3% increase at HSN and a 16% increase at Cornerstone. The number of units shipped in 2011 increased 3% to 39.5 million and the average price point increased 6% to $64.95. Digital sales as a percentage of total net sales increased 250 basis points to 40.8% in 2011 compared to 38.3% in the prior year.

HSN

Net sales for HSN in the third quarter of 2011 increased 4%, or $19.3 million, compared to the prior year driven by strength in the electronics, beauty and wellness categories. Digital sales grew 10% with penetration increasing 190 basis points to 32.8%, up from 30.9% in the prior year. Average price point increased 3% and units shipped increased 4%. The return rate increased to 20.3% from 19.2% primarily due to changes in product mix.

Net sales for HSN in the nine months ended September 30, 2011 increased 3%, or $42.1 million, compared to the prior year. The sales growth was driven by a 9% increase in digital sales and growth in the electronics, culinary and beauty categories, partially offset by lower sales in fitness. Digital sales penetration grew 190 basis points to 32.9%, up from 31.0% in the prior year. Shipped units increased 1% to 29.3 million and average price point increased by 5% to $62.44.

Divisional product mix at HSN is provided in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Jewelry	15.0%	16.3%	14.8%	15.5%
Fashion (apparel & accessories)	15.2%	15.7%	14.5%	14.3%
Beauty & wellness	18.1%	16.4%	18.2%	18.1%
Home & other (including housewares, home fashions, electronics, culinary, fitness and other)	51.7%	51.6%	52.5%	52.1%

Total	100.0%	100.0%	100.0%	100.0%

Cornerstone

Net sales for Cornerstone in the third quarter of 2011 increased 11%, or $23.6 million, compared to the prior year. Digital sales grew 15% with penetration increasing 180 basis points to 58.7%. Average price point increased 7% and units shipped increased 2%. The return rate decreased to 14.3% from 15.9% primarily due to a $2.5 million sales provision recorded in the prior year for a voluntary product recall. Catalog circulation increased 22% compared to the prior year.

Net sales for Cornerstone in the nine months ended September 30, 2011 increased 16%, or $98.5 million, compared to the prior year. The sales growth is primarily attributable to strength at Cornerstone’s three largest brands, Frontgate, Ballard Designs and Garnet Hill; as well as investment in catalog circulation and digital marketing. Digital sales grew 20% with penetration increasing 180 basis points to 58.1%. Average price point and units shipped each increased 7% in 2011. Catalog circulation increased 13% compared to the prior year.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Change	2010	2011	Change	2010
Gross profit:	(Dollars in thousands)			(Dollars in thousands)
HSN	$178,543	5%	$169,935	$529,381	5%	$503,733
HSN gross profit margin	34.8%	40 bp	34.4%	34.8%	70 bp	34.1%
Cornerstone	$94,283	18%	$79,792	$283,980	18%	$241,138
Cornerstone gross profit margin	39.6%	240 bp	37.2%	40.5%	50 bp	40.0%
HSNi	$272,826	9%	$249,727	$813,361	9%	$744,871
HSNi gross profit margin	36.3%	100 bp	35.3%	36.6%	80 bp	35.8%

bp = basis points

HSN

Gross profit for HSN in the third quarter of 2011 increased 5%, or $8.6 million, compared to the prior year. Gross profit margin improved 40 basis points to 34.8% compared to 34.4%. The margin increase was primarily attributable to lower outbound shipping costs and improvements in our supply chain management, partially offset by an increase in clearance activity and changes in product mix.

Gross profit for HSN in the nine months ended September 30, 2011 increased 5%, or $25.6 million, compared to the prior year. Gross profit margin improved 70 basis points to 34.8% from 34.1%. The margin increase was primarily attributable to lower outbound shipping costs and improvements in our supply chain management.

Cornerstone

Gross profit for Cornerstone in the third quarter of 2011 increased 18%, or $14.5 million, compared to the prior year. Gross profit margin improved 240 basis points to 39.6% from 37.2%. The margin increase was primarily attributable to improved outbound shipping margins; lower inbound freight costs in the home brands; and the impact of a $2.5 million sales provision for a voluntary product recall recorded in the prior year.

Gross profit for Cornerstone in the nine months ended September 30, 2011 increased 18%, or $42.8 million, compared to the prior year. Gross profit margin improved 50 basis points to 40.5% from 40.0%. The margin increase was primarily attributable to improved outbound shipping margins and leverage over fixed warehousing costs, partially offset by increased promotional activity to drive sales demand.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$72,106	(1%)	$72,849	$214,393	2%	$210,517
As a percentage of HSN net sales	14.1%	(70 bp )	14.8%	14.1%	(10 bp )	14.2%
Cornerstone	$68,139	14%	$59,555	$199,476	16%	$172,382
As a percentage of Cornerstone net sales	28.6%	90 bp	27.7%	28.5%	(10 bp )	28.6%
HSNi	$140,245	6%	$132,404	$413,869	8%	$382,899
As a percentage of HSNi net sales	18.7%	0 bp	18.7%	18.6%	20 bp	18.4%

HSNi’s selling and marketing expense in the third quarter of 2011 increased 6%, or $7.8 million, compared to the prior year and was 18.7% of net sales in both periods. The increase in expense is primarily due to investments in Cornerstone’s catalog circulation.

HSNi’s selling and marketing expense in the nine months ended September 30, 2011 increased 8%, or $31.0 million, and was 18.6% of net sales compared to 18.4% in the prior year. The increase in expense is primarily due to investments in Cornerstone’s catalog circulation, an increase in on-air distribution costs primarily due to HSN2 and investments in digital marketing.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debt expense; facilities costs; and fees for professional services.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$42,914	1%	$42,576	$125,535	4%	$121,267
As a percentage of HSN net sales	8.4%	(20 bp )	8.6%	8.3%	10 bp	8.2%
Cornerstone	$18,180	13%	$16,078	$52,558	10%	$47,957
As a percentage of Cornerstone net sales	7.6%	10 bp	7.5%	7.5%	(50 bp )	8.0%
HSNi	$61,094	4%	$58,654	$178,093	5%	$169,224
As a percentage of HSNi net sales	8.1%	(20 bp )	8.3%	8.0%	(10 bp )	8.1%

HSNi’s general and administrative expense for the third quarter of 2011 increased 4%, or $2.4 million, and was 8.1% of net sales compared to 8.3% in the prior year. The increase in expense is primarily attributable to an increase in compensation and other employee-related costs and an increase in insurance costs, partially offset by a decrease in legal costs due to a $2.5 million settlement recorded in the prior year.

HSNi’s general and administrative expense in the nine months ended September 30, 2011 increased 5%, or $8.9 million, and was 8.0% of net sales compared to 8.1% in the prior year. The increase in expense is primarily due to increases in compensation and other employee-related costs including $3.9 million of additional stock-based compensation, insurance costs and bad debt expense due to higher usage of our Flexpay extended payment program. These expenses were partially offset by a decrease in legal costs due to a $2.5 million settlement recorded in the prior year.

Production and Programming Expense

Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN. Expenses associated with on-air distribution of HSN, including expenses relating to pay television operators, are included in selling and marketing expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	Change		2010	2011	Change	2010
	(Dollars in thousands)				(Dollars in thousands)
Production and programming expense	$15,556	(4%)		$16,165	$45,727	2%	$44,697
As a percentage of HSN net sales	3.0%	(30 bp	)	3.3%	3.0%	0 bp	3.0%

Production and programming expense in the third quarter of 2011 decreased 4%, or $0.6 million, compared to the prior year. As a percentage of HSN’s net sales, production and programming expense was 3.0% for the third quarter of 2011, compared to 3.3% in the prior year. The decrease in expense was primarily related to marketing events that occurred in the prior year.

Production and programming expense in the nine months ended September 30, 2011 increased 2%, or $1.0 million, compared to the prior year. As a percentage of HSN’s net sales, production and programming expense was 3.0%, consistent with the prior year. The increase in expense is primarily due to an increase in compensation and employee-related costs, partially offset by a decrease in expense related to prior year marketing events.

Depreciation and Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$6,614	(13%)	$7,601	$20,788	(9%)	$22,749
Cornerstone	2,120	1%	2,106	6,551	(2%)	6,659

HSNi	$8,734	(10%)	$9,707	$27,339	(7%)	$29,408

As a percentage of HSNi net sales	1.2%	(20 bp )	1.4%	1.2%	(20 bp )	1.4%

HSNi’s depreciation in the third quarter of 2011 decreased 10%, or $1.0 million, and was 1.2% of net sales compared to 1.4% in the prior year. Depreciation for the nine months ended September 30, 2011 decreased 7%, or $2.1 million, and was 1.2% of net sales compared to 1.4% in the prior year. The decrease in depreciation is primarily due to certain fixed assets becoming fully depreciated during the period.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. The definition of Adjusted EBITDA and its reconciliation to operating income for HSNi’s operating segments and to HSNi’s consolidated net income are in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$51,803	20%	$43,122	$155,624	12%	$138,498
As a percentage of HSN net sales	10.1%	140 bp	8.7%	10.2%	80 bp	9.4%
Cornerstone	$11,280	93%	$5,855	$40,788	58%	$25,824
As a percentage of Cornerstone net sales	4.7%	200 bp	2.7%	5.8%	150 bp	4.3%
HSNi	$63,083	29%	$48,977	$196,412	20%	$164,322
As a percentage of HSNi net sales	8.4%	150 bp	6.9%	8.8%	90 bp	7.9%

HSNi’s Adjusted EBITDA in the third quarter of 2011 increased 29%, or $14.1 million, and was 8.4% of net sales compared to 6.9% in the prior year. These results are primarily due to a 6% increase in net sales and a 100 basis point improvement in gross profit margin, partially offset by a 4% increase in operating expenses (excluding non-cash charges). HSN’s Adjusted EBITDA increased 20%, or $8.7 million, primarily due to a 4% increase in net sales and a 40 basis point improvement in gross profit margin. Cornerstone’s Adjusted EBITDA increased 93%, or $5.4 million, primarily due to an 11% increase in net sales and a 240 basis point improvement in gross profit margin, partially offset by a 12% increase in operating expenses (excluding non-cash charges), particularly catalog production and distribution costs.

HSNi’s Adjusted EBITDA in the nine months ended September 30, 2011 increased 20%, or $32.1 million, and was 8.8% of net sales compared to 7.9% in the prior year. The increase in Adjusted EBITDA is primarily due to a 7% increase in net sales and an 80 basis point improvement in gross profit margin, partially offset by a 6% increase in operating expenses (excluding non-cash charges). HSN’s Adjusted EBITDA increased 12%, or $17.1 million, primarily due to a 3% increase in net sales and an 70 basis point improvement in gross profit margin, partially offset by an increase in operating expenses for HSN’s on-air distribution costs and compensation and employee-related costs. Cornerstone’s Adjusted EBITDA increased 58%, or $15.0 million, primarily due to a 16% increase in net sales and a 50 basis point improvement in gross profit margin, partially offset by a 13% increase in operating expenses (excluding non-cash charges), particularly for investments in catalog circulation and compensation and employee-related costs.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
HSN	$41,354	35%	$30,744	$122,938	18%	$104,503
As a percentage of HSN net sales	8.1%	190 bp	6.2%	8.1%	100 bp	7.1%
Cornerstone	$5,843	185%	$2,053	$25,395	80%	$14,140
As a percentage of Cornerstone net sales	2.5%	150 bp	1.0%	3.6%	130 bp	2.3%
HSNi	$47,197	44%	$32,797	$148,333	25%	$118,643
As a percentage of HSNi net sales	6.3%	170 bp	4.6%	6.7%	100 bp	5.7%

HSNi’s operating income in the third quarter of 2011 increased 44%, or $14.4 million, and was 6.3% of net sales compared to 4.6% in the prior year. The increase is primarily due to a 6% growth in net sales and a 100 basis point improvement in gross profit margin, partially offset by a 4% increase in operating expenses primarily for investments in Cornerstone’s catalog circulation and compensation and employee-related costs, partially offset by a decrease in legal fees due to a settlement recorded in the prior year.

HSNi’s operating income in the nine months ended September 30, 2011 increased 25%, or $29.7 million, and was 6.7% of net sales compared to 5.7% in the prior year. The increase is primarily due to a 7% increase in net sales and an 80 basis point increase in gross profit margin, partially offset by an increase in operating expenses primarily for investments in Cornerstone’s catalog circulation, compensation and employee-related costs and on-air distribution costs at HSN.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	Change	2010	2011	Change	2010
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$80	(56%)	$182	$325	(24%)	$428
Interest expense	(8,005)	(3%)	(8,280)	(24,024)	(4%)	(24,897)

Other expense, net	$(7,925)	(2%)	$(8,098)	$(23,699)	(3%)	$(24,469)

As a percentage of HSNi net sales	(1.1%)	0 bp	(1.1%)	(1.1%)	(10 bp )	(1.2%)

Interest expense primarily relates to the $240 million of Senior Notes and the five-year term loan. The decreases in interest expense for the three and nine months ended September 30, 2011 compared to the prior periods are due to the partial repayments of the term loan in 2010 and a decrease in the average interest rate of the term loan.

Income Tax Provision

For the three and nine months ended September 30, 2011, HSNi recorded a tax provision of $15.0 million and $48.1 million, respectively, which represents effective tax rates of 38.1% and 38.6%, respectively. For the three and nine months ended September 30, 2010, HSNi recorded a tax provision of $9.8 million and $36.9 million, respectively, which represents effective tax rates of 39.8% and 39.2%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

Liquidity and Capital Resources

As of September 30, 2011, HSNi had $340.1 million of cash and cash equivalents compared to $354.3 million as of December 31, 2010 and $259.4 million as of September 30, 2010.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $7.2 million, compared to $6.2 million in the same period last year. The change was primarily due to the improved operating performance offset by the timing of payments of trade payables.

Net cash used in investing activities for the nine months ended September 30, 2011 was $27.7 million resulting primarily from capital expenditures for investments in information technology and headquarters renovations. Net cash used in investing activities in 2010 of $26.2 million was primarily for investments in information technology, headquarters renovations and broadcasting-related investments.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $6.3 million and was primarily due to excess tax benefits from stock-based awards. Net cash provided by financing activities in 2010 was $9.4 million primarily due to the issuance of common stock, net of withholding taxes, of $12.8 million, partially offset by the repayment of long-term debt of $4.8 million.

The credit agreement contains two principal financial covenants consisting of a maximum leverage ratio, as defined in the credit agreement, of 2.75x and a minimum interest coverage ratio, as defined in the credit agreement, of 3.00x, among other covenants. With a leverage ratio of 1.08x and an interest coverage ratio of 9.86x, HSNi was in compliance with the two principal financial covenants as well as the other covenants as of September 30, 2011. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. The amount available under the credit agreement is also reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of September 30, 2011, there were $35.1 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. As of September 30, 2011, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $114.9 million.

In October 2011, HSNi made a voluntary prepayment of the remaining $69.8 million balance of its term loan.

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

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. HSNi has not yet purchased any common stock under this program.

On September 27, 2011, HSNi’s Board of Directors approved a cash dividend of $0.125 per common share. We anticipate the cash dividend will be funded from current cash and expected future cash flows. The dividend will be paid on November 16, 2011 to HSNi’s record holders as of November 2, 2011.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2011. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. HSNi has not yet purchased any common stock under this program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description	Location

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

101	The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September 30, 2011, December 31, 2010 and September 30, 2010, (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010, and (iv) Notes to the Consolidated Financial Statements, tagged as blocks of text.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 2, 2011

HSN, INC.

By:	/s/ JUDY A. SCHMELING
Judy A. Schmeling
Executive Vice President and Chief Financial Officer