Form 10-K
period 2011-11-18
HSN, Inc.
filed 2012-02-23
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates as of June 30, 2011 (the registrant’s most recently completed second fiscal quarter), was $1,262,218,122 (based on a closing price of $32.92 per share for the registrant’s common stock on the NASDAQ Global Select Market).

As of February 14, 2012, the registrant had 57,886,801 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2011 fiscal year end are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” and the following:

•	the influence of the macroeconomic environment and its impact on consumer confidence and spending levels;

•	changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or digital growth;

•	changes in our relationships with pay television operators, vendors, manufacturers and other third parties;

•	changes in product delivery costs particularly if we are unable to offset them;

•	our ability to offer new or alternative products and services through various platforms in a cost effective manner and consumer acceptance of these products and services;

•	any technological or regulatory developments that could negatively impact the way we do business, including regulations regarding state and local sales and use taxes;

•

risks associated with possible systems failures and/or security breaches, including, any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to HSNi in the event of such a breach;

•	HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective; and

•	the loss of any key member of our senior management team.

Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time.

You should not place undue reliance on these forward-looking statements. All written or oral forward-looking statements that are made or are attributable to us are expressly qualified in their entirety by this cautionary notice. Such forward-looking statements speak only to the date such statements are made and we do not undertake to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof, or to reflect the occurrence of any unanticipated events. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Historical results should not be considered an indication of future performance.

PART I

ITEM 1.	BUSINESS

Unless otherwise indicated in this Annual Report or the context otherwise requires, all references in this Annual Report to “HSNi,” the “Company,” “us,” “our” or “we” are to HSN, Inc. and/or its subsidiaries and affiliates.

Business Overview

HSNi is an interactive multi-channel retailer offering retail experiences through various platforms including television, online, mobile, in catalogs and in retail and outlet stores through its two operating segments, HSN and Cornerstone. HSN is a retailer and interactive lifestyle network offering a broad assortment of products primarily through television home shopping programming on the HSN television networks and through its business-to-consumer internet commerce site HSN.com. HSN strives to transform the shopping experience by incorporating experts, entertainment, inspiration, solutions, tips and ideas in connection with the sale of products. Cornerstone comprises home and apparel lifestyle brands, including Frontgate, Ballard Designs, Garnet Hill, Grandin Road, Smith+Noble, The Territory Ahead, TravelSmith and Improvements. Cornerstone distributes more than 300 million catalogs annually, operates eight separate internet sites and operates 19 retail and outlet stores.

Our principal offices are located at 1 HSN Drive, St. Petersburg, Florida 33729 and our main telephone number is 727-872-1000.

History

HSNi’s predecessor company began broadcasting television home shopping programming from its studios in St. Petersburg, Florida in 1981 and, by 1985, was broadcasting this programming through a national network of cable and local television stations 24 hours a day, seven days a week. The company continued to broaden its national distribution network through a combination of cable, satellite and broadcast systems and, as of December 31, 2011, the HSN television networks reached approximately 95.5 million residential homes in the United States.

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

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. HSNi was formed to hold HSN and Cornerstone, the businesses that previously comprised most of IAC’s retailing segment and are referred to herein as the “HSNi Businesses.” The spin-off from IAC occurred on August 20, 2008 concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc., and Tree.com, Inc. In this Annual Report, we refer to the separation transaction as the "Spin-off” and each of these companies as “Spincos.” In connection with the Spin-off, HSNi's shares began trading on the NASDAQ Global Select Market under the symbol "HSNI."

What We Do

HSNi markets and sells a wide range of third party and private label merchandise directly to consumers through HSN, which includes the HSN television networks, its related website, HSN.com, as well as through Cornerstone’s portfolio of catalogs and related websites.

HSNi is committed to providing an evolving variety of quality products at reasonable prices and from brands that resonate with its customers. Products offered through HSN include jewelry, fashion (apparel & accessories), beauty & wellness, and home & other (including housewares, home fashions, electronics, culinary, fitness and other). Featured products include proprietary label products and third party-branded products, some of which are produced exclusively for HSN, as well as merchandise generally available through other retailers. Cornerstone primarily offers home and outdoor furnishings and casual and leisure apparel with the majority produced exclusively for Cornerstone.

HSN

Overview

HSN includes the HSN television networks; its related website, HSN.com; its mobile applications and a limited number of outlet stores. The HSN television network broadcasts live, customer interactive television home shopping programming 24 hours a day, seven days a week. HSN2, which debuted in August 2010, is a network that primarily distributes taped programming on a limited distribution basis. HSN’s programming is intended to promote sales and customer loyalty through a combination of product quality, value and selection, coupled with product information and entertainment. Programming is divided into separately televised segments, each of which has a host who presents and conveys information regarding featured products, sometimes with the assistance of a representative from the product vendor or someone that we retain to aid in the sale of the products. HSN.com is a business-to-consumer internet commerce site that sells all of the merchandise offered on the HSN television networks, together with complementary products and select merchandise sold exclusively on HSN.com. The HSN strategy continues to focus on defining a clear and differentiated brand and creating an identity for itself as a lifestyle, editorial, programmed commerce network that provides great products with innovative and engaging presentations.

Reach

HSN produces live programming for the HSN television network from its studios in St. Petersburg, Florida, and distributes this programming by means of satellite uplink facilities, which it owns and operates, to two transponders (one for the high definition feed and the other for the standard definition feed) on the same satellite. The satellite transponders are leased on a full-time basis; one satellite transponder is leased through July 2013 and the other is leased through May 2019. Each satellite transponder lease provides for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite. HSN has also designed business continuity and disaster recovery plans to ensure its continued satellite transmission capability on a temporary basis in the event of inclement weather or a natural or other disaster.

As of December 31, 2011 and 2010, the HSN television networks reached approximately 95.5 million and 95.9 million homes, respectively, of the approximately 114.6 million and 115.9 million homes, respectively, in the United States with a television set. Television households reached by the HSN television networks as of December 31, 2011 and 2010 primarily include approximately 64.8 million and 65.5 million households capable of receiving cable and/or broadcast transmissions, respectively, and approximately 30.8 million and 30.4 million direct broadcast satellite system, or DBS, households, respectively.

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

In exchange for this carriage and related promotional and other efforts, HSN generally pays these pay television operators a fee consisting of a per subscriber fee and some of which also receive commissions based on a percentage of the net merchandise sales to their subscriber bases. In some cases, pay television operators receive additional compensation in the form of commission guarantees in exchange for their commitments to deliver a specified number of subscribers, channel placement incentives and advertising insertion time on the HSN television network.

HSN typically negotiates multi-year agreements that require HSN to pay monthly or annual fees. The weighted average overall length of the terms of all distribution and affiliation agreements in effect as of December 31, 2011 is 1.8 years. Distribution and affiliation agreements with pay television operators expire from time to time and renewal and negotiation processes may be lengthy. At any given time in the ordinary course of business HSN is likely to be engaged in renewal and/or negotiation processes with one or more pay television operators. In some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television network continues to be carried by the relevant pay television operator without an effective affiliation agreement in place. HSN expects that, as in the past, any extension of agreements that have expired will be on terms that, when taken as a whole, are commercially reasonable to HSN and competitive with the economics of other pay television operators.

Broadcast Television Distribution

As of December 31, 2011, HSN also had affiliation agreements with 26 low power broadcast television stations for leased carriage of the HSN television network with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates. HSNi’s subsidiary, Ventana Television, Inc. also owns 26 low power broadcast television stations that carry the HSN network on a full-time basis.

HSN.com

HSN also includes HSN.com, a transactional internet site that sells merchandise offered on the HSN television networks, as well as select merchandise sold exclusively on HSN.com. HSN.com provides customers with additional content to support and enhance HSN television programming. For example, HSN.com provides users with an online program guide, value-added video of product demonstrations, live streaming video of the HSN television network, customer-generated product reviews and additional information about HSN show hosts and guest personalities. According to Internet Retailer, HSN.com ranks 26th in “The Top 500” business-to-consumer retailers in the U.S. and Canada. HSN.com features more than 16,000 product videos.

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

Cornerstone

Cornerstone consists of eight brands, prominent in the direct marketing and retail space, including catalog distribution and related websites. The home brands are comprised of Frontgate, Ballard Designs, Grandin Road, Smith+Noble and Improvements. The apparel brands are comprised of Garnet Hill, TravelSmith and The Territory Ahead. There are also 19 retail and outlet stores located throughout the United States.

Frontgate features premium, high quality bed, bath and kitchen accessories, as well as outdoor, patio, garden and pool furnishings and accessories. Ballard Designs features European-inspired bed, bath, dining and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Garnet Hill offers bed and bath furnishings and soft goods, as well as apparel and accessories for women and children. Smith+Noble offers custom home furnishings and window treatments and Grandin Road offers designer-inspired home accents. The Territory Ahead offers casual apparel for men and women and TravelSmith offers travel wear for men and women and related accessories. Improvements features thousands of innovative home, patio and outdoor products.

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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2011 of more than 300 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.

Cornerstone also operates Frontgate.com, BallardDesigns.com, GarnetHill.com, SmithandNoble.com, GrandinRoad.com, TerritoryAhead.com, TravelSmith.com and Improvementscatalog.com, among other branded websites. These websites serve as additional, alternative storefronts for products featured in related print catalogs, as well as provide customers with additional content to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring and installation information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online.

Supply

HSN and Cornerstone purchase products by way of short- and long-term contracts and purchase orders, including products made to their respective specifications, as well as name brand merchandise and lines from third party partners, typically under certain exclusive rights. The terms of these contracts and purchase orders vary depending upon the underlying products, the retail channel in which the products will ultimately be sold and the method of sale. In some cases, these contracts provide for the payment of additional amounts to partners in the form of commissions, the amount of which is based upon the achievement of agreed upon sales targets, among other milestones. In addition, in the case of some purchases, HSNi may have certain return, extended payment and/or termination rights. The mix and source of products generally depends upon a variety of factors, including price and availability, and HSNi manages inventory levels through periodic, ongoing analyses of anticipated and current sales. No single vendor accounted for more than 10% of HSNi’s consolidated net sales in 2011, 2010 or 2009.

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

In an effort to promote its own differentiated brand, HSN seeks to provide its customers with unique products that can only be purchased through HSN. HSN frequently partners with leading personalities and brands to develop product lines exclusive to HSN and believes that these affiliations enhance the awareness of the HSN brand among consumers, as well as increase the extent to which HSN and/or products sold through HSN are featured in the media. In some cases, vendors have agreed to market their HSN affiliation to their existing customers (e.g., notifying customers when their products will be featured on the HSN television network).

HSN engages in co-promotional partnerships with major media companies to secure print advertising in national fashion, style and/or lifestyle publications to market HSN to prospective customers in its target demographic. HSN also engages in search engine marketing and targeted offline advertising around the holidays and other key promotional periods. HSN participates in joint marketing and promotional partnerships with major motion picture companies as well as well-known recording artists. These promotions are designed to not only generate additional revenue but to also provide unique experiences for our customers in our continued effort to drive customer engagement.

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

Order Entry, Fulfillment and Customer Service

HSNi provides customers with convenient options in connection with the purchase, payment and shipment of merchandise, some of which vary by brand, business or product. Merchandise may be purchased online, through mobile devices or ordered using toll free phone numbers through live sales and service agents. HSN also offers the convenience of an automated attendant system and, in limited markets, remote control ordering capabilities through pay television set-top boxes. Cornerstone’s catalog orders can also be made via traditional catalog sales order form submissions.

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

HSNi seeks to fulfill customer orders and process returns quickly and accurately from a network of fulfillment centers. For HSN, these centers are located in Tennessee, California and Virginia, and for Cornerstone, the fulfillment centers are located in Ohio and, as of January 2012, Arizona. HSNi contracts with several third party carriers and other fulfillment partners to ensure the reliable and timely delivery of products to its customers and processing of returns.

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

While we believe that the practices of our businesses have been structured in a manner to ensure compliance with these laws and regulations; federal, state or local regulatory authorities may take a contrary position. Our failure to comply with these laws and regulations could result in proceedings against us, fines and penalties and/

or a diminution of our reputation, each of which could adversely affect our financial condition, results of operations and businesses.

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

Employees

As of February 1, 2012, HSNi employed approximately 5,100 full-time employees and 1,300 part-time employees. No HSNi employees are represented by unions or other similar organizations and HSNi considers its relations with its employees to be good.

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

Risks Related to Our Business

Our revenues and profit margin are negatively influenced by economic conditions that impact consumer spending. If macroeconomic conditions do not improve or worsen, our business could be adversely affected.

Retailers generally are particularly sensitive to adverse economic and business conditions, in particular to the extent they result in a loss of consumer confidence, rising unemployment and decreases in consumer spending, particularly discretionary spending. Our customers anticipate and respond to adverse changes in economic conditions. If macroeconomic conditions do not improve or worsen, our business could be adversely affected. We are not able to predict the timing of any recovery.

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

We are dependent upon the pay television operators with whom we enter into distribution and affiliation agreements to carry the HSN television networks. We currently have contracts with many local and national pay television operators to distribute HSN television programming. Some of HSN’s larger pay television operators include Comcast, DirecTV, Echostar/DISH and Time Warner. The two largest pay television operators represent over 40% of our subscribers. The cessation of carriage of the HSN television networks by a major pay television operator or a significant number of smaller pay television operators for a prolonged period of time could adversely affect our business, financial condition and results of operations. While we believe that we will be able to continue to successfully manage the distribution process in the future, certain changes in distribution levels, as well as increases in commission rates and/or other fees payable for carriage, could occur notwithstanding these efforts.

We typically seek to enter into long-term distribution and affiliation agreements with these major pay television operators; however, in some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television networks continue to be carried by the relevant pay television operator without an effective agreement in place. We currently provide service to approximately 48.1% of our total subscribers pursuant to month-to-month contracts or contracts that have expired. In addition, another 7.9% of our subscribers are represented by contracts that expire within one year. Renewal and negotiation processes with pay television operators are typically lengthy. No assurance can be given that we will be successful in negotiating renewals with all these operators or that the financial and other terms of renewal will be on acceptable terms. The failure to successfully renew or negotiate new distribution and affiliation agreements covering a material portion of these existing cable and satellite households on acceptable terms could adversely affect our growth, sales revenue and earnings.

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

We are subject to online and other cyber security risks and cyber incidents, including security and data breaches and identity theft.

To succeed, we must be able to provide for secure transmission of confidential information over public networks. We have observed an increased number of cyber attacks that include gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of our businesses, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations. Any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Security and data breaches could also significantly damage our reputation with consumers and third parties with whom we do business. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security and data breaches and their consequences. We also face risks associated with security and data breaches affecting third parties with which we are affiliated or otherwise conduct business online.

System interruption and the lack of integration and redundancy in these systems and infrastructures may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations.

We use the internet, mobile devices, social networking and other online activities to connect with our customers. Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and fulfillment facilities. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. In addition, we have observed an increase in the number of cyber attacks that include gaining access to digital systems for purposes of corrupting data or causing operational disruption. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

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

U.S. Supreme Court decisions generally restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the internet. However, a number of states, as well as the U.S. Congress, have adopted or are considering initiatives that would impose sales and use tax collection obligations arising from digital-based transactions. If these initiatives are successful, we could be required to collect sales and use taxes in additional states. The imposition by state and local governments of various taxes upon digital commerce could create administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on all digital competitors and decrease our future sales.

In addition, certain states and local jurisdictions have begun to collect sales and use tax from businesses without an obvious physical presence in that state. The continuation of this trend by states for which we do not currently collect taxes could raise substantial tax liabilities, decrease our ability to compete and otherwise harm our business.

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

We market and provide a broad range of merchandise through television, online catalogs and other channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding product safety, consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in digital commerce, such as those regulating the sending of unsolicited, commercial electronic mail. Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs, subject us to additional liabilities and/or otherwise adversely affect our businesses. Finally, certain of these regulations impact the marketing efforts of our businesses and brands

Restrictive covenants in our debt instruments could limit our flexibility to respond to current market conditions or otherwise restrict our business activities.

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

HSNi owns its corporate headquarters in St. Petersburg, Florida, which consist of approximately 600,000 square feet of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for HSN. HSN leases the HSN fulfillment centers in Piney Flats, Tennessee; Fontana, California and Roanoke, Virginia, as well as four outlet stores and other properties in various locations in the United States for administrative offices and data centers pursuant to leases that expire in 2012 through 2020. Cornerstone owns an office and storage facility in Franconia, New Hampshire. Otherwise, Cornerstone leases its properties, consisting of administrative offices, retail outlets and fulfillment centers in West Chester, Ohio, and Phoenix, Arizona, as well as 19 retail stores and outlets in various locations throughout the United States, all pursuant to leases with expiration dates ranging from 2012 to 2020.

HSNi believes that the duration of each lease is adequate and does not anticipate any future problems renewing or obtaining suitable leases for its principal properties. HSNi believes that its principal properties, whether owned or leased, are currently adequate for the purposes for which they are used and are suitably maintained for these purposes. From time to time, HSNi considers various alternatives related to its long term facilities needs. While HSNi management believes existing facilities are adequate to meet its short term needs, it may become necessary to lease or acquire additional or alternative space to accommodate future growth.

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

See Note 13 – Commitments and Contigencies in Part II, Item 8 for additional information regarding legal matters in which we are involved.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol HSNI. The table below sets forth the high and low per share sales prices of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	Sales Price
Fiscal 2011	High	Low
Fourth Quarter	$38.45	$30.38
Third Quarter	$37.80	$27.55
Second Quarter	$36.36	$29.69
First Quarter	$32.55	$27.01

Fiscal 2010
Fourth Quarter	$31.99	$25.50
Third Quarter	$31.49	$23.40
Second Quarter	$34.66	$22.03
First Quarter	$30.99	$17.93

Holders

As of February 1, 2012, there were 1,885 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.

Dividends

On September 27, 2011, our Board of Directors approved our first cash dividend. The $0.125 per share dividend was paid on November 16, 2011 to shareholders of record as of November 2, 2011. We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declaration. However, any determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. Our credit agreement and indenture limit the amount of and our ability to pay cash dividends.

Issuer Purchases of Equity Security

On September 27, 2011, our Board of Directors authorized us to repurchase up to 10 million shares of our common stock. Under the terms of the share repurchase program, HSNi will repurchase its common stock from time to time through privately negotiated or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the company’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time.

During the quarter ended December 31, 2011, we repurchased approximately 791,000 shares at an average price of $35.46 per share. Below is a summary of our common stock repurchases during the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2011 - October 31, 2011	—	$—	—	10,000,000
November 1, 2011 - November 30, 2011	419,300	$35.02	419,300	9,580,700
December 1, 2011 - December 31, 2011	372,010	$35.95	372,010	9,208,690

	791,310		791,310

Performance Graph

The graph depicted below compares the performance of our common stock with the cumulative total return on the S&P 500 Retailing Index and the Russell 2000 Index from August 12, 2008, the first day of trading of the Company’s common stock on the NASDAQ Global Select Market after the Spin-off through December 31, 2011, the last day of our fiscal year.

	8/12/2008	12/31/2008	12/31/2009	12/31/2010	12/31/2011
HSN, Inc.	100.00	66.70	185.23	281.19	333.87
S&P 500 Retailing Index	100.00	80.07	119.94	150.35	157.40
Russell 2000 Index	100.00	70.45	89.60	113.66	108.92

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected consolidated financial data for HSNi. The information in this table is not necessarily indicative of future performance and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included herein. Our consolidated financial statements present our results of operations, financial position, shareholders’ equity and comprehensive income and cash flows on a combined basis up through the Spin-off on August 20, 2008, and on a consolidated basis thereafter. However, this financial information does not necessarily reflect what the historical financial position and results of operations of HSNi would have been had HSNi been a stand-alone company during the periods presented prior to the Spin-off.

For information about the shares used in computing earnings per share, see Note 9 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2011	2010	2009	2008	2007
				As adjusted (1)	As adjusted (1)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$3,177,154	$2,996,780	$2,749,609	$2,823,593	$2,908,242
Asset impairments (2)	2,976	—	—	3,186,650	—
Operating income (loss)	231,999	196,087	155,654	(3,102,311)	169,791
Income (loss) from continuing operations	123,070	98,523	72,488	(2,124,024)	105,233
Net income (loss) (3)	123,070	98,523	72,488	(2,127,434)	164,804
Income (loss) from continuing operations per share:
Basic	$2.10	$1.72	$1.29	$(37.79)	$1.87
Diluted	$2.03	$1.65	$1.26	$(37.79)	$1.86
Net income (loss) per share:
Basic	$2.10	$1.72	$1.29	$(37.85)	$2.93
Diluted	$2.03	$1.65	$1.26	$(37.85)	$2.91
Shares used in computing earnings per share:
Basic	58,636	57,414	56,383	56,208	56,206
Diluted	60,689	59,546	57,330	56,208	56,649
Dividends per common share	$0.125	$—	$—	$—	$—

Balance Sheet Data (end of period):
Working capital	$505,901	$451,406	$332,964	$306,354	$147,185
Total assets	1,394,973	1,345,743	1,218,650	1,152,457	4,220,631
Total debt, including current maturities	239,111	308,758	338,722	408,528	—
Other long-term liabilities, including deferred income taxes	101,947	100,107	90,372	96,392	1,092,356

(1)	Previously reported results for the year ended December 31, 2008 have been restated. Other long-term liabilities, including deferred income taxes, as of December 31, 2007 have also been adjusted. See Note 1 of Notes to Consolidated Financial Statements under the subheading “Restatement of Previously Issued Financial Information” for further discussion.
(2)	The asset impairment charges in 2011 related to certain intangible and fixed assets of one of the Cornerstone brands. See Note 3 and 4 of Notes to Consolidated Financial Statements for discussion of these charges. The asset impairment charges in 2008 related to HSN and Cornerstone goodwill and intangible assets.
(3)	Loss from discontinued operations for the periods presented includes the income and losses for HSNi’s international subsidiaries that previously conducted business in Belgium and Mexico.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management Overview

HSNi markets and sells a wide range of third party and proprietary label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Ballard Designs, Garnet Hill, Grandin Road, Smith+Noble, The Territory Ahead, TravelSmith and Improvements; (iii) websites, which consist primarily of HSN.com and the eight branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile handheld devices. HSNi’s television home shopping business, related digital commerce and outlet operations are referred to herein as “HSN” and all catalog operations, including related digital commerce and retail and outlet stores, are collectively referred to herein as “Cornerstone.”

Sources of Revenue

HSN revenue includes merchandise sales originating from the live television broadcasts of its programming 24 hours per day, seven days a week; HSN2, a network that primarily distributes taped programming on a limited distribution basis; the HSN.com website; mobile handheld devices; and through outlet stores. HSN also sells merchandise through its "Autoship" program under which customers receive scheduled merchandise shipments according to a pre-determined calendar.

Cornerstone sells private label and third party merchandise through its assortment of catalogs, internet sites and retail and outlet stores. Cornerstone consists of the brands of Frontgate, Ballard Designs, Garnet Hill, Grandin Road, Smith+Noble, The Territory Ahead, TravelSmith and Improvements.

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

Economic and Other Trends

In 2011, HSNi’s net sales grew 6% to $3.2 billion, including 13% growth in digital sales. HSN’s net sales increased 2% driven primarily by increased digital sales penetration and growth in merchandise sales from its Home & Other division, particularly in the electronics and culinary categories. Increased investments in catalog circulation and digital marketing contributed to net sales growth at Cornerstone of 15%. Cornerstone’s growth was led by strength at its three largest brands, Frontgate, Ballard Designs and Garnet Hill.

During 2011, gross profit margin improved 80 basis points to 36.2%. The increase was primarily attributable to lower inbound and outbound shipping costs. However, we did experience margin pressure from the increased promotional activity used to drive demand. As we look forward, we do anticipate that we will continue to experience these pricing pressures. Also, increases in product and/or shipping costs could further impact our financial results if we are unable to pass such costs along in the form of price increases to our customers.

HSNi’s operating expenses increased 6%. Included in this operating expense increase were additional catalog costs, increased compensation and employee-related costs and investments in digital marketing.

Our strategy for HSN continues to be to invest in customer growth by expanding our digital presence through our multi-channel platforms, leverage innovation and provide our customers with compelling products and experiences. At Cornerstone, we will continue to leverage the strength of the three largest brands, focus on digital and multi-channel growth and selectively invest in catalog circulation within our brands to drive demand. We are committed to managing our operating expenses and will continue to invest in the business, as appropriate, to drive customer growth and profitability. We expect continued challenges as a result of the unpredictable economic environment, including challenges related to unemployment rates, political climate, consumer confidence, fuel and product costs, and other economic factors affecting consumer spending behavior. These challenges could negatively influence our top-line and/or gross profit growth in 2012.

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

	Year Ended December 31,
	2011	Change	2010	Change	2009
	(Dollars in thousands)
HSN	$2,160,341	2%	$2,115,918	5%	$2,007,897
Cornerstone	1,016,813	15%	880,862	19%	741,712

Total HSNi net sales	$3,177,154	6%	$2,996,780	9%	$2,749,609

HSNi net sales in 2011 increased 6%, or $180.4 million, due to 2% sales growth at HSN and 15% sales growth at Cornerstone. Digital sales grew 13% in 2011 representing 42.0% of HSNi net sales as compared to 39.2% in the prior year. The number of units shipped in 2011 increased 4% to 56.5 million from 54.4 million, and the average price point increased 3% to $64.81 from $62.62 in the prior year.

HSNi net sales in 2010 increased 9%, or $247.2 million, due to 5% sales growth at HSN and 19% sales growth at Cornerstone. Digital sales grew in 2010 representing 39.2% of HSNi net sales as compared to 37.4% in the prior year. The number of units shipped in 2010 increased 7% to 54.4 million from 50.7 million, and the average price point increased 2% to $62.62 from $61.12 in the prior year.

HSN

HSN net sales increased 2% in 2011, or $44.4 million, driven by revenue growth in the Home & Other division, particularly in the electronics and culinary categories. In 2011, HSN continued to focus on customer growth through our investments in digital marketing and social media initiatives. Digital sales grew 9% with penetration increasing 200 basis points to 33.8%. Average price point increased 3% and units shipped increased 2%. The return rate increased to 20.0% from 18.9% primarily due to changes in product mix.

HSN net sales increased 5% in 2010, or $108.0 million, driven by revenue growth in the Home & Other division, particularly in the electronics category, as well as the Fashion division. Digital sales grew 11% with penetration increasing 150 basis points to 31.8%. The growth in net sales is attributable to increased consumer demand as reflected by the 5% increase in units shipped to 40.6 million from 38.8 million. Average price point increased 2% to $61.00 from $59.81.

Divisional product mix at HSN is provided in the table below:

	Year Ended December 31,
	2011	2010	2009
Jewelry	14.0%	14.6%	15.5%
Fashion (apparel & accessories)	13.2%	13.6%	11.3%
Beauty & Wellness	17.2%	17.3%	17.7%
Home & Other (including housewares, home fashions, electronics, culinary, fitness and other)	55.6%	54.5%	55.5%

Total	100.0%	100.0%	100.0%

Cornerstone

Cornerstone’s net sales for 2011 increased 15%, or $136.0 million, compared to the prior year. The sales growth is primarily attributable to strength at Cornerstone’s three largest brands, Frontgate, Ballard Designs and Garnet Hill; as well as investment in catalog circulation and digital marketing. Digital sales grew 20% with penetration increasing 220 basis points to 59.2%. The average price point and the number of units shipped increased 4% and 10%, respectively. Catalog circulation increased 12% compared to the prior year.

Cornerstone’s net sales for 2010 increased 19%, or $139.2 million, compared to the prior year. The increase was primarily due to effective execution of strategic merchandising and marketing initiatives; our investment in catalog circulation primarily in Cornerstone’s three largest brands, Frontgate, Ballard Designs and Garnet Hill; and a resurgence in consumer demand for luxury and outdoor products. The average price point and the number of units shipped increased 1% and 16%, respectively. Catalog circulation increased 11% compared to the prior year.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Year Ended December 31,
	2011	Change	2010	Change	2009
	(Dollars in thousands)
Gross profit:
HSN	$741,308	5%	$709,181	4%	$678,717
HSN gross profit margin	34.3%	80 bp	33.5%	(30 bp)	33.8%
Cornerstone	$408,746	16%	$351,833	16%	$302,597
Cornerstone gross profit margin	40.2%	30 bp	39.9%	(90 bp)	40.8%
HSNi	$1,150,054	8%	$1,061,014	8%	$981,314
HSNi gross profit margin	36.2%	80 bp	35.4%	(30 bp)	35.7%

bp = basis points

HSN

Gross profit for HSN increased 5% in 2011, or $32.1 million, compared to the prior year. Gross profit margin increased 80 basis points to 34.3% from 33.5%. The margin increase was primarily attributable to lower outbound shipping costs, liquidation charges and inbound freight costs.

Gross profit for HSN increased 4% in 2010, or $30.5 million, compared to the prior year. Gross profit margin declined 30 basis points to 33.5% from 33.8% in the prior year. The slight decline in the gross profit margin was primarily attributable to a decrease in net shipping margins primarily due to a product mix shift towards electronics, partially offset by improved product margins due to less promotional activity in the first half of the year. Gross profit margin was also negatively impacted by increased inventory reserves as a result of a higher inventory balance.

Cornerstone

Gross profit for Cornerstone increased 16% in 2011, or $56.9 million, compared to the prior year. Gross profit margin improved 30 basis points to 40.2% from 39.9% in the previous year. The margin increase was primarily attributable to improved outbound shipping margins and leverage over fixed warehousing costs, partially offset by increased promotional activity to drive sales demand.

Gross profit for Cornerstone increased 16% in 2010, or $49.2 million, compared to the prior year. Gross profit margin declined 90 basis points to 39.9% from 40.8% in the previous year. The decrease in the gross profit margin was primarily due to increased rates for inbound and outbound shipping services for larger package deliveries (as a result of increased global demand for shipping services and the expiration of favorable shipping contracts in place during 2009) and increased promotional activity to drive demand, partially offset by leverage over warehousing costs due to the revenue growth and warehouse efficiencies.

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

	Year Ended December 31,
	2011	Change	2010	Change	2009
	(Dollars in thousands)
HSN	$291,966	1%	$289,676	5%	$275,296
As a percentage of HSN net sales	13.5%	(20 bp)	13.7%	0 bp	13.7%
Cornerstone	$285,244	15%	$249,013	7%	$232,273
As a percentage of Cornerstone net sales	28.1%	(20 bp)	28.3%	(300 bp)	31.3%
HSNi	$577,210	7%	$538,689	6%	$507,569
As a percentage of HSNi net sales	18.2%	20 bp	18.0%	(50 bp)	18.5%

HSNi’s selling and marketing expense in 2011 increased 7%, or $38.5 million, and was 18.2% of net sales as compared to 18.0% in 2010. The increase in the expense is primarily due to additional expenses incurred at Cornerstone for catalog production and distribution costs associated with a 12% increase in catalog circulation, an increase in compensation and other employee-related costs primarily due to increased headcount and investments in digital marketing.

HSNi’s selling and marketing expense in 2010 increased 6%, or $31.1 million, and was 18.0% of net sales as compared to 18.5% in 2009. The increase in the expense is primarily due to increased catalog production and distribution costs associated with an 11% increase in Cornerstone’s catalog circulation, an increase in compensation and other employee-related costs primarily due to increased headcount, an increase in on-air distribution costs and strategic investments in brand and event marketing at HSN. The increase in on-air distribution costs was primarily due to HSN2, HSN’s second television shopping channel that debuted in August 2010.

General and Administrative Expense

General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Year Ended December 31,
	2011	Change	2010	Change	2009
	(Dollars in thousands)
HSN	$166,847	4%	$160,361	0%	$159,869
As a percentage of HSN net sales	7.7%	10 bp	7.6%	(40 bp)	8.0%
Cornerstone	$75,123	13%	$66,610	6%	$62,595
As a percentage of Cornerstone net sales	7.4%	(20 bp)	7.6%	(80 bp)	8.4%
HSNi	$241,970	7%	$226,971	2%	$222,464
As a percentage of HSNi net sales	7.6%	0 bp	7.6%	(50 bp)	8.1%

HSNi’s general and administrative expense in 2011 increased 7%, or $15.0 million, and was 7.6% of net sales, consistent with the prior year. The increase in expense was primarily driven by an increase in compensation and other employee-related costs including $4.5 million of additional stock-based compensation, higher insurance costs and $3.0 million of intangible and fixed asset impairment charges recorded by one of the Cornerstone brands during the fourth quarter of 2011. These expenses were partially offset by a decrease in legal costs due to a $2.5 million settlement recorded in the prior year.

HSNi’s general and administrative expense in 2010 increased 2%, or $4.5 million, and was 7.6% of net sales as compared to 8.1% in the prior year. The increase in expense was driven by an increase in compensation and other employee-related costs primarily due to stock-based compensation, partially offset by a decrease in performance driven incentives.

Production and Programming Expense

Production and programming expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in production and programming at HSN. Expenses associated with on-air distribution of HSN, including expenses relating to pay television operators, are included in selling and marketing expense.

	Year Ended December 31,
	2011	Change	2010	Change	2009
	(Dollars in thousands)
Production and programming expense	$61,915	3%	$60,235	6%	$57,090
As a percentage of HSN net sales	2.9%	10 bp	2.8%	0 bp	2.8%

Production and programming expense for 2011 increased 3%, or $1.7 million, and was 2.9% of HSN’s net sales, as compared to 2.8% in the prior year. The increase in expense is primarily due to an increase in compensation and employee-related costs, partially offset by a decrease in expense related to prior year marketing events.

Production and programming expense for 2010 increased 6%, or $3.1 million, and was 2.8% of HSN’s net sales, consistent with the prior year. The increase in expense is primarily due to costs incurred for marketing events and an increase in compensation and employee-related costs.

Depreciation and Amortization

	Year Ended December 31,
	2011	Change	2010	Change	2009
	(Dollars in thousands)
HSN	$27,652	(8%)	$30,183	3%	$29,228
Cornerstone	9,308	5%	8,849	(5%)	9,309

HSNi	$36,960	(5%)	$39,032	1%	$38,537

As a percentage of HSNi net sales	1.2%	(10 bp)	1.3%	(10 bp)	1.4%

Depreciation and amortization for 2011 decreased $2.1 million compared to the prior year. The decrease is primarily due to certain fixed assets becoming fully depreciated during the period. Depreciation and amortization for 2010 increased $0.5 million compared to the prior year and is primarily due to the incremental depreciation associated with recent capital expenditures, partially offset by certain fixed assets becoming fully depreciated during the periods. The capital expenditures were primarily at HSN in 2011 and 2010 and were for investments in information technology, campus renovations and broadcast-related investments.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure and is defined in Note 6 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2011	Change	2010	Change	2009
	(Dollars in thousands)
HSN	$235,163	10%	$213,612	9%	$196,139
As a percentage of HSN net sales	10.9%	80 bp	10.1%	30 bp	9.8%
Cornerstone	$64,857	47%	$44,011	340%	$9,998
As a percentage of Cornerstone net sales	6.4%	140 bp	5.0%	370 bp	1.3%
HSNi	$300,020	16%	$257,623	25%	$206,137
As a percentage of HSNi net sales	9.4%	80 bp	8.6%	110 bp	7.5%

NM = not meaningful

HSNi’s Adjusted EBITDA in 2011 increased 16%, or $42.4 million, and is 9.4% of net sales as compared to 8.6% in 2010. The increase in Adjusted EBITDA is primarily due to a 6% growth in net sales and 80 basis point improvement in gross profit margin as compared to 2010, partially offset by the increase in operating expenses for investments in Cornerstone’s catalog circulation and compensation and employee-related costs. HSN’s Adjusted EBITDA increased 10%, or $21.6 million, primarily due to a 2% increase in net sales and 80 basis point improvement in gross profit margin, partially offset by a 2% increase in operating expenses (excluding non-cash charges) primarily for compensation and employee-related costs. Cornerstone’s Adjusted EBITDA increased 47%, or $20.8 million, primarily due to a 15% increase in net sales and 30 basis point improvement in gross profit margin, partially offset by a 12% increase in operating expenses (excluding non-cash charges) primarily for investments in its catalog circulation and compensation and employee-related costs.

HSNi’s Adjusted EBITDA in 2010 increased 25%, or $51.5 million, and is 8.6% of net sales as compared to 7.5% in 2009. The increase in Adjusted EBITDA is primarily due to a 9% growth in net sales, partially offset by the increase in operating expenses for investments in Cornerstone’s catalog circulation and on-air distribution costs at HSN. HSN’s Adjusted EBITDA increased 9%, or $17.5 million, primarily due to a 5% increase in net sales, partially offset by a 3% increase in operating expenses, excluding non-cash charges. Cornerstone’s Adjusted EBITDA increased $34.0 million primarily due to a 19% increase in net sales, partially offset by a 5% increase in operating expenses, excluding non-cash charges.

Operating Income (Loss)

	Year Ended December 31,
	2011	Change	2010	Change	2009
	(Dollars in thousands)
HSN	$192,928	14%	$168,724	7%	$157,233
As a percentage of HSN net sales	8.9%	90 bp	8.0%	20 bp	7.8%
Cornerstone	$39,071	43%	$27,363	1833%	$(1,579)
As a percentage of Cornerstone net sales	3.8%	70 bp	3.1%	330 bp	(0.2%)
HSNi	$231,999	18%	$196,087	26%	$155,654
As a percentage of HSNi net sales	7.3%	80 bp	6.5%	80 bp	5.7%

NM = not meaningful

HSNi’s operating income in 2011 increased 18%, or $35.9 million, and was 7.3% of net sales as compared to 6.5% in the prior year. The increase in operating income is primarily due to the 6% growth in net sales and 80 basis point improvement in gross profit margin, partially offset by a 6% increase in operating expenses primarily for investments in Cornerstone’s catalog circulation and compensation and employee-related costs.

HSNi’s operating income in 2010 increased 26%, or $40.4 million, from 2009 and was 6.5% of net sales as compared to 5.7% in the prior year. The increase in operating income is primarily due to a 9% growth in net sales, partially offset by an increase in operating expenses for investments in Cornerstone’s catalog circulation, a $10.0 million increase in stock-based compensation expense and higher on-air distribution costs at HSN.

Other Income (Expense)

	Year Ended December 31,
	2011	Change	2010	Change	2009
	(Dollars in thousands)
Interest income	$429	(29%)	$601	75%	$343
Interest expense	(32,022)	(3%)	(33,124)	(6%)	(35,373)

Total other expense, net	$(31,593)	(3%)	$(32,523)	(7%)	$(35,030)

As a percentage of HSNi net sales	(1.0%)	10 bp	(1.1%)	20 bp	(1.3%)

Interest expense primarily relates to the $240 million of 11.25% senior notes and the $150 million five-year term loan which were issued in the third quarter of 2008 in connection with the Spin-off from IAC. The decrease in interest expense in 2011 compared to 2010 is due to the repayments of the term loan in 2010 and 2011 and a decrease in the average interest rate of the term loan. The decrease in the interest expense in 2010 compared to 2009 is due to the partial repayment of the term loan in 2010 and a decrease in the average interest rate of the term loan.

Income Tax Provision

For the years ended December 31, 2011, 2010 and 2009, HSNi recorded tax provisions from continuing operations of $77.3 million, $65.0 million and $48.1, respectively, which represent effective tax rates of 38.6%

39.8% and 39.9%, respectively. The 2011, 2010 and 2009 tax rates are higher than the federal statutory rate of 35% due principally to state income taxes.

Liquidity and Capital Resources

As of December 31, 2011, HSNi had $381.8 million of cash and cash equivalents, up from $354.3 million as of December 31, 2010.

Net cash provided by operating activities was $166.3 million in 2011 compared to $133.6 million in 2010, an increase of $32.7 million. This increase was primarily due to improved operating performance.

Net cash used in investing activities in 2011 of $42.3 million and in 2010 of $37.5 million resulted from capital expenditures. The capital expenditures in both years were primarily at HSN and were for investments in information technology, headquarter renovations and broadcasting-related investments.

Net cash used in financing activities in 2011 was $96.4 million and was primarily due to a $69.8 million voluntary prepayment of the remaining balance of the term loan and $26.8 million used to repurchase our common stock. HSNi also declared a cash dividend of $0.125 per common share resulting in a $7.4 million payment during the fourth quarter of 2011. Additionally, in 2011 HSNi had an inflow of $10.2 million for excess tax benefits from stock-based awards and a net outflow of $2.6 million for the issuance of common stock which included $8.8 million of cash proceeds from stock option and employee stock purchase plan exercises, offset by $11.5 million used to cover withholding taxes for our stock-based awards.

Net cash used in financing activities in 2010 was $11.8 million which included a $30.2 million repayment of long-term debt under the term loan, $15.3 million of cash proceeds received from the issuance of common stock pursuant to stock-based awards net of withholding taxes, and $3.1 million of excess tax benefits from stock-based awards. The repayment of long-term debt under the term loan included a voluntary prepayment of approximately $25.4 million in December 2010, of which approximately $19.6 million would have been required to be paid in 2011. The $15.3 million of proceeds received from the issuance of common stock included $18.0 million of cash proceeds from stock option and employee stock purchase plan exercises, offset by $2.7 million used to cover withholding taxes for our stock-based awards.

The credit agreement contains two principal financial covenants, each as defined in the credit agreement, consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of December 31, 2011, with a leverage ratio of 0.82x and an interest coverage ratio of 10.38x. The amount available under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of December 31, 2011, there were $31.0 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2011, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $119.0 million.

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

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. As of December 31, 2011, HSNi repurchased approximately 791,000 shares at a cost of $28.1 million, or an average cost of $35.46 per share.

Contractual Obligations and Commercial Commitments

The following table presents HSNi’s contractual obligations as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities	$240,000	$—	$—	$240,000	$—
Interest on debt	123,750	27,000	54,000	42,750	—
Operating leases	140,639	24,324	43,446	32,744	40,125
Purchase obligations (a)	179,265	85,151	93,194	920	—

Total contractual obligations	$683,654	$136,475	$190,640	$316,414	$40,125

(a)	The purchase obligations primarily relate to contracts with pay television operators and include obligations for future cable distribution and commission guarantees.

	Amount of Commitments Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Letters of credit and surety bonds (b)	$34,687	$34,637	$50	$—	$—

(b)	The letters of credit (“LOCs”) primarily consist of trade LOCs which are used for inventory purchases. Trade LOCs are guarantees of payment based upon the delivery of goods. The surety bonds primarily consist of custom bonds which relate to the import of merchandise into the United States.

At December 31, 2011, we had $0.7 million recorded for uncertain tax positions. We are not able to reasonably estimate the timing of payments in future periods; therefore, the liability of $0.7 million has not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements

Other than the items described above, HSNi does not have any off-balance sheet arrangements as of December 31, 2011.

Seasonality

HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter. Reported revenues in the fourth quarter were 30%, 31% and 31% of total reported annual revenues in 2011, 2010 and 2009, respectively.

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

Adjusted EBITDA is defined as operating income excluding, if applicable: (1) non-cash charges including: (a) stock-based compensation expense, (b) amortization of intangibles, (c) depreciation and gains and losses on asset dispositions, and (d) goodwill, long-lived asset and intangible asset impairments; (2) pro forma adjustments for significant acquisitions; and (3) one-time items. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail and media industries. Adjusted EBITDA measures the amount of income generated each period that could be used to service debt, pay taxes and fund capital expenditures. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi's consolidated statements of operations of certain expenses, including stock-based compensation, amortization of non-cash marketing, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and one-time items.

Non-Cash Expenses That Are Excluded From HSNi's Non-GAAP Measure

Stock-based compensation expense consists principally of expense associated with the grants of restricted stock, restricted stock units, stock options and stock appreciation rights, including expense associated with the modification and acceleration of such awards in connection with the Spin-off. These expenses are not paid in cash, and HSNi includes the related shares in its calculations of diluted shares outstanding. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options and stock appreciation rights, the awards can be settled, at HSNi's discretion, on a net basis, with HSNi remitting the required tax withholding amount from its current funds.

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

Reconciliation of Adjusted EBITDA

See Note 6 of Notes to Consolidated Financial Statements for the reconciliation between Adjusted EBITDA and net income for the years ended December 31, 2011, 2010 and 2009.

Critical Accounting Policies and Estimates

The following disclosure is provided to supplement the descriptions of HSNi's accounting policies contained in Note 2 of Notes to Consolidated Financial Statements in regard to significant areas of judgment. HSNi's management is required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net income during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of HSNi's accounting policies and estimates have a more significant impact on its consolidated financial statements than others. The following is a discussion of some of HSNi's more significant accounting policies and estimates.

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

Impairment of Indefinite-Lived Intangible Assets

HSNi assesses the impairment of identifiable indefinite-lived intangible assets, principally trademarks and trade names acquired in various acquisitions, at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. In performing this review, HSNi is required to make an assessment of the fair value of its intangible assets. If it is determined that the fair value of its intangible assets is less than the carrying amount, an impairment charge, equal to the excess, is recorded. HSNi utilizes the relief from royalty method to assess fair values of its trademarks and trade names.

In assessing fair value, HSNi considers, among other indicators, differences between estimated and actual revenue streams and changes in the related discount, royalty and terminal growth rates. Determining these rates requires the exercise of significant judgments. These factors used in the determination of fair value are sensitive to, among other things, changes in the retail consumer market and the general economy. For more information on the impairment charges recognized during 2011, see Note 3 of Notes to Consolidated Financial Statements.

Returns Reserves

Net sales from HSNi primarily consist of merchandise sales and are reduced by incentive discounts and sales returns. HSNi's sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual levels of product returns may vary from these estimates. HSNi's estimated return rates were 18.2%, 17.8% and 17.8% in 2011, 2010 and 2009, respectively.

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

Income Taxes

Estimates of deferred income taxes and the significant items giving rise to the deferred tax assets and liabilities are shown in Note 12 of Notes to Consolidated Financial Statements, and reflect management's assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and the probability of realization. Actual income taxes could vary from these estimates due to future changes in income tax law, state income tax apportionment, as well as actual operating results of HSNi that vary significantly from anticipated results. Valuation allowances are related to items for which it is more likely than not that the tax benefit will not be realized. In assessing the adequacy of a recorded valuation allowance, we consider all positive and negative information and a variety of factors including the scheduled reversal of deferred tax liabilities, historical and projected future taxable income and feasible tax planning strategies. HSNi recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on its technical merits. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. HSNi considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

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

At December 31, 2011, HSNi’s outstanding long-term debt was approximately $240.0 million, all of which pays interest at fixed rates. As market rates decline, the required interest payments on this fixed rate debt will exceed those based on market rates. A hypothetical 100 basis point increase or decrease in interest rates would, respectively, decrease or increase the fair value of the fixed-rate debt by approximately $6.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of HSN, Inc.

We have audited the accompanying consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HSN, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

February 23, 2012

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales	$3,177,154	$2,996,780	$2,749,609
Cost of sales	2,027,100	1,935,766	1,768,295

Gross profit	1,150,054	1,061,014	981,314

Operating expenses:
Selling and marketing	577,210	538,689	507,569
General and administrative	241,970	226,971	222,464
Production and programming	61,915	60,235	57,090
Depreciation and amortization	36,960	39,032	38,537

Total operating expenses	918,055	864,927	825,660

Operating income	231,999	196,087	155,654

Other income (expense):
Interest income	429	601	343
Interest expense	(32,022)	(33,124)	(35,373)

Total other expense, net	(31,593)	(32,523)	(35,030)

Income before income taxes	200,406	163,564	120,624
Income tax provision	(77,336)	(65,041)	(48,136)

Net income	$123,070	$98,523	$72,488

Net income per share:
Basic	$2.10	$1.72	$1.29
Diluted	$2.03	$1.65	$1.26
Shares used in computing earnings per share:
Basic	58,636	57,414	56,383
Diluted	60,689	59,546	57,330
Dividends declared per common share	$0.125	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$381,808	$354,259
Accounts receivable, net of allowance of $13,127 and $13,026, respectively	222,583	195,748
Inventories	296,460	296,390
Deferred income taxes	24,302	28,801
Prepaid expenses and other current assets	44,966	42,443

Total current assets	970,119	917,641
Property and equipment, net	158,434	154,987
Intangible assets, net	258,048	260,623
Other non-current assets	8,372	12,492

TOTAL ASSETS	$1,394,973	$1,345,743

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$270,227	$244,301
Current maturities of long-term debt	—	5,820
Accrued expenses and other current liabilities	193,991	216,114

Total current liabilities	464,218	466,235
Long-term debt, less current maturities	239,111	302,938
Deferred income taxes	78,131	80,203
Other long-term liabilities	23,816	19,904

Total liabilities	805,276	869,280

Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 58,414,019 and 57,966,771 issued shares as of December 31, 2011 and 2010, respectively	584	580
Additional paid-in capital	2,180,112	2,189,952
Accumulated deficit	(1,590,999)	(1,714,069)

Total shareholders’ equity	589,697	476,463

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,394,973	$1,345,743

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2008:
As previously reported	—	$—	56,222	$562	$2,406,503	$(2,148,534)	$(246)	$258,285
Effect of prior year adjustment (a)	—	—	—	—	(263,454)	263,454	—	—

As adjusted (a)	—	—	56,222	562	2,143,049	(1,885,080)	(246)	258,285
Comprehensive income:
Net income	—	—	—	—	—	72,488	—	72,488
Foreign currency translation	—	—	—	—	—	—	(8)	(8)

Comprehensive income								72,480
Stock-based compensation expense for equity awards	—	—	—	—	11,391	—	—	11,391
Adjustment to capitalization as a result of the spin-off	—	—	—	—	406	—	—	406
Issuance of common stock from stock-based compensation awards	—	—	281	3	1,465	—	—	1,468

Balance as of December 31, 2009	—	—	56,503	565	2,156,311	(1,812,592)	(254)	344,030
Comprehensive income:
Net income	—	—	—	—	—	98,523	—	98,523
Foreign currency translation	—	—	—	—	—	—	254	254

Total comprehensive income								98,777
Stock-based compensation expense for equity awards	—	—	—	—	16,491	—	—	16,491
Issuance of common stock from stock-based compensation awards, including tax benefit of $2,064	—	—	1,464	15	17,150	—	—	17,165

Balance as of December 31, 2010	—	—	57,967	580	2,189,952	(1,714,069)	—	476,463
Comprehensive income	—	—	—	—	—	123,070	—	123,070
Stock-based compensation expense for equity awards	—	—	—	—	18,908	—	—	18,908
Cash dividend declared on common stock	—	—	—	—	(7,384)	—	—	(7,384)
Issuance of common stock from stock-based compensation awards, including tax benefit of $9,330	—	—	1,238	12	6,689	—	—	6,701
Repurchases of common stock	—	—	(791)	(8)	(28,053)	—	—	(28,061)

Balance as of December 31, 2011	—	$—	58,414	$584	$2,180,112	$(1,590,999)	$—	$589,697

(a)	See Note 1 of Notes to Consolidated Financial Statements under the subheading “Restatement of Previously Issued Financial Information.”

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$123,070	$98,523	$72,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,960	39,032	38,537
Stock-based compensation expense	26,401	21,232	11,264
Amortization of cable and satellite distribution fees	850	3,358	3,360
Amortization of debt issuance costs	2,941	2,571	2,556
Loss on disposition of fixed assets	1,684	1,272	682
Deferred income taxes	2,238	(2,808)	(6,794)
Bad debt expense	19,758	19,827	18,460
Excess tax benefits from stock-based awards	(10,246)	(3,112)	(301)
Asset impairments	2,976	—	—
Changes in current assets and liabilities:
Accounts receivable	(46,703)	(32,699)	(36,994)
Inventories	(70)	(34,917)	42,699
Prepaid expenses and other assets	(2,000)	3,645	(5,684)
Accounts payable, accrued expenses and other current liabilities	8,394	17,692	63,288

Net cash provided by operating activities	166,253	133,616	203,561

Cash flows from investing activities:
Capital expenditures	(42,319)	(37,508)	(41,378)

Net cash used in investing activities	(42,319)	(37,508)	(41,378)

Cash flows from financing activities:
Repayment of long-term debt	(69,841)	(30,159)	(70,000)
Cash dividends paid	(7,384)	—	—
Issuance of common stock, net of withholding taxes	(2,585)	15,277	(26)
Repurchases of common stock	(26,821)	—	—
Excess tax benefits from stock-based awards	10,246	3,112	301

Net cash used in financing activities	(96,385)	(11,770)	(69,725)

Net increase in cash and cash equivalents	27,549	84,338	92,458
Cash and cash equivalents at beginning of period	354,259	269,921	177,463

Cash and cash equivalents at end of period	$381,808	$354,259	$269,921

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

Company Overview

HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and private label merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Frontgate, Ballard Designs, Garnet Hill, Grandin Road, Smith+Noble, The Territory Ahead, TravelSmith and Improvements; (iii) websites, which consist primarily of HSN.com and the eight branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile devices. HSNi’s television home shopping business, related digital sales and retail and outlet stores are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.”

HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & wellness, and home & other (including housewares, home fashions, electronics, culinary, fitness and other). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, window treatments and other home related goods) and apparel & accessories.

Basis of Presentation

HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. The spin-off from IAC occurred August 20, 2008 concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc. (now a wholly-owned subsidiary of Live Nation Entertainment, Inc.), and Tree.com, Inc. Throughout these financial statements, the separation transaction is referred to as the “Spin-off” and each of these companies as “Spincos.” In connection with the Spin-off, HSNi's shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.”

The consolidated financial statements include the accounts of HSN, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Fiscal Year

HSNi’s consolidated financial results are reported on a calendar year basis ending on December 31. HSN’s reporting period is the same as HSNi. Cornerstone has a 4-4-5 week accounting cycle with the fiscal year ending on the Saturday on or immediately preceding December 31. Cornerstone’s fiscal years 2011, 2010 and 2009 include 53, 52 and 52 weeks, respectively. There are no intervening events that materially affect HSNi’s consolidated balance sheets or consolidated statements of operations.

Restatement of Previously Issued Financial Information

As part of our 2011 year-end closing process, HSNi performed a review of its accounting for deferred tax assets and liabilities that were recorded as a part of the Spin-off. As a result, HSNi identified an error in the application of its accounting policies on the recognition of deferred tax liabilities created by partnership investment basis differences. These differences originated from two separate transactions involving HSNi predecessor companies occurring in 1996 and 2002. The correction of the error is to record deferred tax liabilities and to reduce equity for periods presented prior to the Spin-off and as of September 30, 2008 by $263.5 million. These additional deferred tax liabilities would have been realized during the fourth quarter of 2008 when the

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underlying partnership investment basis differences were eliminated as a part of HSNi’s goodwill and intangible asset impairments.

The net effect of this error on HSNi’s financial statements as of and for the year ended December 31, 2008 was that its income tax benefit was understated; and additional paid-in capital and accumulated deficit were overstated by $263.5 million such that there is no effect on total shareholders’ equity. Net loss for the year ended December 31, 2008, which was previously reported as $2.40 billion, has been restated to $2.13 billion; and net loss per basic and diluted share for the year ended December 31, 2008, which was previously reported as $42.54, has been restated to $37.85. The correction of this error had no effect on total assets, liabilities or total shareholders’ equity as of or subsequent to December 31, 2008.

Additional paid-in capital and accumulated deficit for the years ended December 31, 2008, 2009 and 2010 were overstated by $263.5 million each such that there is no effect on total shareholders’ equity and have been adjusted herein.

The restatement had no impact on reported cash flows and did not impact HSNi’s compliance with debt covenants or other contractual requirements. Further, the restatement did not affect any reported results of operations subsequent to 2008. Based on our evaluation of quantitative and qualitative factors, HSNi believes the identified misstatements are not material to its financial statements presented herein.

All referenced amounts in this Annual Report on Form 10-K for current and prior periods (and prior-period comparisons) reflect the balances and amounts on a restated basis, as applicable.

Reclassifications

Certain reclassifications were made to prior period amounts in the consolidated statements of operations and cash flows to conform to the current year presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSNi's sales policy allows customers to return merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. HSNi believes that actual returns of product sales have not materially varied from estimates in any of the periods presented. HSNi's estimated return rates were 18.2%, 17.8% and 17.8% in 2011, 2010 and 2009, respectively. Sales taxes collected are not included in revenue.

Shipping and Handling Fees and Costs

Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market instruments with an original maturity of three months or less when purchased and are stated at cost.

Accounts Receivable

Accounts receivable are stated at amounts due from customers and credit card companies, net of an allowance for doubtful accounts. HSN provides extended payment terms to its customers known as Flexpay. Flexpay is offered on certain products sold by HSN. Revenue is recorded when delivery to the customer has occurred, at which time HSN collects the first payment, sales tax and all shipping and handling fees. Subsequent collections are due from customers in 30-day increments, payable automatically upon authorization of the customer’s method of payment. HSN accepts most credit and select debit cards. HSN offers Flexpay programs ranging from two to six interest-free monthly payments. Flexpay receivables consist of outstanding balances owed by customers, less a reserve for uncollectible balances. The balance of Flexpay receivables, net of allowance, at December 31, 2011 and 2010 was $175.6 million and $162.5 million, respectively.

Accounts receivable outstanding longer than the contractual payment terms are considered past due. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, HSNi’s previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they are deemed uncollectible.

Inventories

Inventories, which primarily consist of finished goods, are valued at the lower of cost or market, with the cost being determined based upon the first-in, first-out method. Cost includes inbound freight and duties and, in the case of HSN, certain allocable costs, including certain warehouse costs. Inventories include approximately $5.3 million and $4.5 million of these allocable general and administrative overhead costs at December 31, 2011 and 2010, respectively, and approximately $20.9 million, $17.6 million and $19.0 million of such costs were included in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors.

Property and Equipment

Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in operations.

Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over the shorter of the estimated service life or lease period.

Asset Category	Depreciation Period
Computer and broadcast equipment and capitalized software	3 to 6 Years
Buildings, leasehold improvements and land improvements	3 to 40 Years
Furniture and other equipment	3 to 10 Years

HSNi capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed; management with the relevant authority authorizes and commits to the funding of the software project; and it is

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software is depreciated on a straight-line basis over the estimated useful life of the software, not to exceed three years. Capitalized software costs, net of accumulated amortization, totaled $23.0 million and $25.2 million at December 31, 2011 and 2010, respectively, and are included in “Property and equipment, net” in the accompanying consolidated balance sheets. Amortization expense related to the capitalized software costs was $13.5 million, $14.7 million and $13.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, and included in depreciation expense in the consolidated statements of operations.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets, primarily trade names and trademarks, are tested annually for impairment as of October 1 or upon the occurrence of certain events or substantive changes in circumstances. See Note 3 for a further discussion on indefinite-lived intangible assets.

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

Cable and Satellite Distribution Fees

Cable and satellite distribution fees relate to fees paid in connection with annual or multi-year cable and satellite contracts for carriage of HSN’s programming. Fees that are paid upfront are amortized on a straight-line basis over the terms of the respective contracts. Unpaid fees are accrued and included in the line item “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets.

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

Advertising

Advertising costs include catalog production and distribution costs. Advertising costs are expensed in the period incurred, except for Cornerstone’s direct costs of producing and distributing its catalogs, which are capitalized. These capitalized costs are amortized over the expected future revenue stream, which is generally three months from the date catalogs are mailed. Such capitalized costs totaled $19.8 million and $17.6 million as of December 31, 2011 and 2010, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of these amounts, $14.7 million and $13.0 million as of December 31, 2011 and 2010, respectively, related to catalogs that had not yet been mailed. Advertising expense was $237.2 million, $209.2 million and $196.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Stock-Based Compensation

HSNi recognizes compensation expense for stock-based awards, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of cash flows are reported as a component of financing cash flows. HSNi issues new shares to satisfy equity vestings and exercises. See Note 11 for a further description for our stock compensation plans.

Earnings Per Share

HSNi computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method.

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

Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the impairment of intangible assets; the determination of deferred income taxes, including related valuation allowances; the accrual

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of stock-based compensation.

Certain Risks and Concentrations

HSNi’s business is subject to certain risks and concentrations including dependence on third-party technology providers, exposure to risks associated with online commerce security, consumer credit risk and credit card fraud. HSNi also depends on third-party service providers for processing certain fulfillment services.

NOTE 3—INTANGIBLE ASSETS

HSNi assesses the impairment of indefinite-lived identifiable intangible assets, principally trademarks and trade names acquired in various acquisitions, at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing this review, HSNi assesses the fair values of its intangible assets. If it is determined that the fair value of the indefinite-lived intangible assets is less than the carrying amount, an impairment charge, equal to the excess, is recorded. HSNi utilizes a relief from royalty method to assess the fair values of its trademarks and trade names.

In assessing fair value, HSNi considers, among other indicators, differences between estimated and actual revenue streams and changes in the related discount, royalty and terminal growth rates. Determining these rates requires the exercise of significant judgments. These factors used in the determination of fair value are sensitive to, among other things, changes in the retail consumer market and the general economy.

HSNi conducted its annual test for impairment during the fourth quarter of 2011. HSNi employed and considered the input of specialists to aid in determining appropriate royalty rates to be used in the fair value calculation. The outcome of the annual impairment testing indicated the existence of impairment associated with the indefinite-lived intangible assets at one of the Cornerstone brands. An impairment charge of $2.2 million was recorded and is included in operating expenses in the line item “General and administrative” in the accompanying consolidated statements of operations. An increase in the discount rates or declines in the future estimated revenues or royalty rates could result in future material intangible asset impairment charges.

The balance of intangible assets, net, is as follows (in thousands):

	December 31,
	2011	2010
Intangible assets with indefinite lives	$258,048	$260,248
Intangible assets with definite lives, net	—	375

Total intangible assets, net	$258,048	$260,623

Intangible assets with indefinite lives relate principally to trade names and trademarks acquired in various acquisitions. When definite-lived intangible assets are sold or expire, the cost of the asset and the related accumulated amortization are eliminated and any gain or loss is recognized at such time. For the year ended December 31, 2011, HSNi wrote off $5.6 million of fully amortized definite-lived intangible assets that expired during the year.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for the definite-lived intangible assets was $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009. At December 31, 2011 and 2010, the following is information on intangible assets with definite lives (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
As of December 31, 2011	$—	$—	$—	—
As of December 31, 2010	$5,622	$(5,247)	$375	10.0

NOTE 4—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	December 31,
	2011	2010
Capitalized software	$197,842	$211,816
Computer and broadcast equipment	93,364	93,284
Buildings and leasehold improvements	93,941	90,417
Furniture and other equipment	75,185	72,726
Projects in progress	8,881	3,825
Land and land improvements	10,962	10,922

	480,175	482,990
Less: accumulated depreciation and amortization	(321,741)	(328,003)

Total property and equipment, net	$158,434	$154,987

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As a result of the impairment charge recognized in the fourth quarter of 2011 related to the indefinite-lived intangible assets of one of the Cornerstone brands, HSNi assessed if there was an impairment of any of this brand’s long-lived assets. As a result of this assessment, HSNi recognized an impairment charge of $0.8 million in 2011. This charge is included in operating expenses in the line item “General and administrative” in the accompanying consolidated statements of operations. As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize additional impairment charges in the future.

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Accrued sales returns	$39,563	$37,354
Accrued cable and satellite related fees	27,621	30,442
Accrued freight and fulfillment expenses	16,384	18,241
Accrued compensation and benefits	40,983	34,692
Income taxes payable	3,417	9,989
Other accrued expenses and current liabilities	66,023	85,396

Total accrued expenses and other current liabilities	$193,991	$216,114

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—SEGMENT INFORMATION

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

The following tables reconcile Adjusted EBITDA to operating income (loss) for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Year Ended December 31, 2011
	HSN	Cornerstone	Total
Adjusted EBITDA	$235,163	$64,857	$300,020
Stock-based compensation expense	(13,101)	(13,300)	(26,401)
Depreciation and amortization	(27,652)	(9,308)	(36,960)
Asset impairments	—	(2,976)	(2,976)
Loss on disposition of fixed assets	(1,482)	(202)	(1,684)

Operating income	$192,928	$39,071	231,999

Other expense, net			(31,593)

Income before income taxes			200,406
Income tax provision			(77,336)

Net income			$123,070

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2010
	HSN	Cornerstone	Total
Adjusted EBITDA	$213,612	$44,011	$257,623
Stock-based compensation expense	(13,507)	(7,725)	(21,232)
Depreciation and amortization	(30,183)	(8,849)	(39,032)
Loss on disposition of fixed assets	(1,198)	(74)	(1,272)

Operating income	$168,724	$27,363	196,087

Other expense, net			(32,523)

Income before income taxes			163,564
Income tax provision			(65,041)

Net income			$98,523

	Year Ended December 31, 2009
	HSN	Cornerstone	Total
Adjusted EBITDA	$196,139	$9,998	$206,137
Stock-based compensation expense	(9,041)	(2,223)	(11,264)
Depreciation and amortization	(29,228)	(9,309)	(38,537)
Loss on disposition of fixed assets	(637)	(45)	(682)

Operating income (loss)	$157,233	$(1,579)	155,654

Other expense, net			(35,030)

Income before income taxes			120,624
Income tax provision			(48,136)

Net income			$72,488

Financial information by segment is as follows (thousands):

	Year Ended December 31,
	2011	2010	2009
Net sales:
HSN	$2,160,341	$2,115,918	$2,007,897
Cornerstone	1,016,813	880,862	741,712

Total	$3,177,154	$2,996,780	$2,749,609

Identifiable assets:
HSN	$1,178,565	$1,138,024	$1,035,233
Cornerstone	216,408	207,719	183,417

Total	1,394,973	1,345,743	1,218,650

Capital expenditures:
HSN	$30,155	$29,152	$35,216
Cornerstone	12,164	8,356	6,162

Total	$42,319	$37,508	$41,378

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so. HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

NOTE 7—FAIR VALUE

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of the Company’s financial assets and liabilities which are carried at cost (in thousands):

December 31, 2011
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Senior Notes	$240,000	$264,000	$264,000	$—	$—
Term Loan	—	—	—	—	—

	December 31, 2010
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Senior Notes	$240,000	$273,900	$273,900	$—	$—
Term Loan	69,841	69,841	—	—	69,841

The fair value of the senior notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was based upon discounted future cash flows (level 3 criteria).

HSNi measures certain assets, such as property and equipment and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the year ended December 31, 2011, HSNi recognized fair value adjustments of $2.2 million for indefinite-lived intangible assets and $0.8 million for long-lived assets. There were no fair value adjustments recognized through earnings for the year ended December 31, 2010.

The fair value of the intangible assets, consisting principally of trademarks and trade names, was assessed using the relief from royalty method (level 3 criteria). Key inputs used in this calculation included revenue growth, discount, royalty and terminal growth rates. The fair value adjustment of $2.2 million is included in

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating expenses in the line item “General and administrative” in the accompanying consolidated statements of operations. See Note 3 for a discussion of this impairment charge.

The fair value of the property and equipment of one of the Cornerstone brands, consisting principally of leasehold improvements, was assessed during the year ended December 31, 2011. The fair value was determined using discounted future cash flows (level 3 criteria). Key inputs used in this calculation included revenue growth, operating expenses and a discount rate that HSNi believed a buyer would assume when determining a purchase price for the assets. The fair value adjustment of $0.8 million is included in operating expenses in the line item “General and administrative” in the accompanying consolidated statements of operations. See Note 4 for a discussion of this impairment charge.

NOTE 8—RETIREMENT AND SAVINGS PLAN

Effective December 31, 2008, HSNi established the HSN, Inc. Retirement Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, up to the statutory limits. From the period of April 1, 2010 through December 31, 2011, HSNi contributed twenty five cents for each dollar a participant contributed in this plan of the first 6% of a participant's deferrals. From the period of January 1, 2009 through March 31, 2010, HSNi contributed ten cents for each dollar a participant contributed in this plan of the first 6% of a participant’s deferrals. HSNi’s matching contribution was $2.1 million, $1.4 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 9—EARNINGS PER SHARE

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

Basic Earnings Per Share

For the years ended December 31, 2011, 2010 and 2009, basic earnings per share was computed using the number of weighted average shares of common stock outstanding for the period.

Diluted Earnings Per Share

For the years ended December 31, 2011, 2010 and 2009, diluted earnings per share was computed using the number of shares of common stock outstanding for the year and, if dilutive, the incremental common stock that HSNi would issue upon the assumed exercise of stock options and stock appreciation rights and the vesting of restricted stock units using the treasury stock method.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net income	$123,070	$98,523	$72,488

Weighted average number of shares outstanding:
Basic	58,636	57,414	56,383
Dilutive effect of stock-based compensation awards	2,053	2,132	947

Diluted	60,689	59,546	57,330

Net income per share:
Basic	$2.10	$1.72	$1.29
Diluted	$2.03	$1.65	$1.26
Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	911	1,632	4,372

NOTE 10—LONG-TERM DEBT

	December 31,
	2011	2010
Secured credit agreement expiring July 25, 2013:
Term loan	$—	$69,841
Revolving credit facility	—	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1 and August 1 commencing February 1, 2009	240,000	240,000
Unamortized original issue discount on Senior Notes	(889)	(1,083)

Total long-term debt	239,111	308,758
Less: current maturities	—	(5,820)

Long-term debt, net of current maturities	$239,111	$302,938

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligation under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement contains two principal financial covenants, each as defined in the credit agreement, consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of December 31, 2011, with a leverage ratio of 0.82x and an interest coverage ratio of 10.38x. The amount available to us under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of December 31, 2011, there were $31.0 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2011, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants,

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was approximately $119.0 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement and HSNi is amortizing these costs to interest expense over the credit agreement's five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement. In October 2011, HSNi voluntarily prepaid the remaining $69.8 million balance of the term loan. As of December 31, 2011, there was no outstanding balance on the revolving credit facility.

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

Substantially all of our domestic subsidiaries have unconditionally guaranteed the Senior Notes. The indenture governing the Senior Notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, and merge or sell all or substantially all of our assets.

Aggregate contractual maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2012 – 2015	—
2016	240,000

$240,000

NOTE 11—STOCK-BASED AWARDS

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Selling and marketing	$3,613	$3,044	$1,946
General and administrative	21,679	17,190	8,618
Production and programming	1,109	998	700

Stock-based compensation expense before income taxes	26,401	21,232	11,264
Income tax benefit	(8,792)	(8,441)	(4,492)

Stock-based compensation expense after income taxes	$17,609	$12,791	$6,772

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, there was approximately $17.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.8 years.

Second Amended and Restated 2008 Stock and Annual Incentive Plan

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of December 31, 2011, there were approximately 3.3 million shares of common stock available for grants under the Plan.

HSNi can grant restricted stock units ("RSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time the underlying RSUs vest once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes were $11.5 million, $2.7 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Modification of Stock-Based Compensation Awards

In conjunction with the Spin-off, IAC share-based awards granted prior to the Spin-off were converted to equivalent share-based awards. The adjustments to the number of shares subject to each award and the stock option exercise prices were based on the relative market capitalization of IAC and each of the Spincos following the Spin-off. The conversion was accounted for as a modification under the share-based payments accounting guidance, and resulted in additional fair value of $10.2 million that was recognized immediately for fully vested awards and is being amortized over the remaining service period for unvested awards. For the years ended December 31, 2011, 2010 and 2009, $0.4 million, $0.5 million and $0.9 million, respectively, of the additional compensation expense was recognized in the accompanying consolidated statements of operations.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the nonvested RSUs, including awards granted under the Plan and by IAC prior to the Spin-off, as of December 31, 2011 and changes during the year ended December 31, 2011 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at 1/1/11	2,145,133	$12.80
Granted	331,749	30.32
Vested	(685,889)	31.96
Forfeited	(195,197)	14.54

Nonvested at 12/31/11	1,595,796	15.38

The weighted average fair value of RSUs granted during the years ended December 31, 2011, 2010 and 2009 based on market prices of HSNi’s common stock on the grant date was $30.32, $23.50 and $5.19, respectively.

The total intrinsic value of RSUs held by employees of all five Spincos that vested during the years ended December 31, 2011, 2010 and 2009 and settled in HSNi common stock was $21.9 million, $10.4 million and $3.0, respectively. HSNi realizes a tax benefit for RSUs held by its employees in the year in which the award vests. The tax benefit realized by HSNi related to RSUs was approximately $6.7 million, $3.6 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was approximately $11.7 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.0 years.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the outstanding stock options and SARs as of December 31, 2011 is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	4,735,466	$19.50
Granted	348,137	29.72
Exercised	(943,912)	10.98
Forfeited	(114,229)	12.18
Expired	(16,035)	10.95

Outstanding at December 31, 2011 (1)	4,009,427	22.63	6.2	$58,039,855

Vested and expected to vest at December 31, 2011	3,935,472	22.58	6.2	$57,201,989

Exercisable at December 31, 2011	2,614,591	23.04	5.5	$37,125,954

(1)	Approximately 0.9 million stock options outstanding as of December 31, 2011 were held by employees of the other Spincos.

The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of HSNi’s common stock on December 31, 2011 of $36.26 and the exercise price for all “in the money” awards at December 31, 2011. This amount changes based on the fair market value of HSNi’s common stock. The intrinsic value of the stock options and SARs exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $20.5 million, $13.0 million and $0.7 million, respectively. Cash received from stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $7.5 million, $17.1 million and $0.9 million, respectively. The tax benefit realized from stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $7.4 million, $3.7 million and less than $0.5 million, respectively.

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

The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended December 31,
	2011	2010	2009
Volatility factor	46.5%	46.5%	47.3%
Risk-free interest rate	2.33%	2.39%	2.31%
Expected term	5.0	5.0	5.5
Dividend yield	—	—	—

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair values of stock options and SARs granted from the Plan during the years ended December 31, 2011, 2010 and 2009 at market prices equal to HSNi’s common stock on the grant date were $12.84, $8.79 and $2.94, respectively.

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

As of December 31, 2011, there was approximately $5.3 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and SARs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.2 years.

The following table summarizes the information about stock options and SARs outstanding and exercisable as of December 31, 2011:

	Outstanding			Exercisable
	Number Outstanding at December 31, 2011	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$0.00 to $9.99	660,842	$5.23	6.9	493,397	$5.56
$10.00 to $19.99	1,115,810	16.16	6.3	627,229	15.81
$20.00 to $29.99	1,232,058	25.12	6.1	672,984	24.40
$30.00 to $34.99	424,298	33.01	4.5	388,667	33.25
$35.00 to $44.99	576,419	42.16	6.6	432,314	42.16

	4,009,427			2,614,591

Performance-Based Awards

During the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable is based on the extent to which certain pre-established performance goals for Cornerstone are achieved during the three-year period ending December 31, 2012. The amount earned pursuant to the award will be measured at the end of the requisite service period and is expected to be settled in shares of HSNi common stock. These equity awards are accounted for as liabilities which are remeasured each reporting period based on the probability of achievement of the performance conditions. As of December 31, 2011, a liability of approximately $12.2 million was recorded for these awards.

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2011 and 2010, HSNi granted approximately 57,000 and 27,000 options, respectively, under the ESPP. The fair value of each option granted under the ESPP is determined on the grant date using the Black-Scholes option pricing model. The following are the weighted average assumptions used in the valuation of the ESPP options for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Volatility factor	56.6%	56.6%
Risk-free interest rate	0.15%	0.20%
Expected term	0.50	0.42
Dividend yield	—	—

For the years ended December 31, 2011 and 2010, approximately $0.5 million and $0.2 million, respectively, of expense was included in the consolidated statements of operations. For the years ended December 31, 2011 and 2010, HSNi received cash proceeds from the participating employees of approximately $1.4 million and $0.7 million, respectively.

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

These shares are subject to a put right by the holders, some of which became exercisable in the first quarter of 2010 and others of which become exercisable annually thereafter, and a call right by HSNi, which is not exercisable until the first quarter of 2012 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by IAC upon the purchase of Cornerstone Brands. The initial value of the preferred interest was equal to the acquisition price of Cornerstone Brands. The preferred interest accretes value at a 15% annual rate. Upon exercise of the put or call the consideration is payable in HSNi shares or cash or a combination thereof at HSNi's option. As of December 31, 2011, these awards were significantly out of the money and are not expected to result in any cost should HSNi exercise its call right.

NOTE 12—INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current income tax provision:
Federal	$(66,190)	$(60,326)	$(47,188)
State	(8,908)	(7,523)	(7,742)

Current income tax provision	(75,098)	(67,849)	(54,930)

Deferred income tax (provision) benefit:
Federal	(1,838)	5,104	5,813
State	(400)	(2,296)	981

Deferred income tax (provision) benefit	(2,238)	2,808	6,794

Income tax provision	$(77,336)	$(65,041)	$(48,136)

Current income taxes payable has been reduced by $14.1 million, $7.2 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to the income tax provision and additional paid-in capital.

The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2011	2010
Deferred tax assets:
Provision for accrued expenses	$39,346	$40,654
Inventories	11,964	13,482
Foreign investment	6,467	6,467
Stock-based compensation	13,618	9,588
Net operating losses	3,857	6,802
Other	2,294	2,603

Total deferred tax assets	77,546	79,596
Less valuation allowance	(14,274)	(17,242)

Net deferred tax assets	63,272	62,354

Deferred tax liabilities:
Intangible and other assets	(92,746)	(92,421)
Prepaid expenses	(12,022)	(11,037)
Property and equipment	(12,333)	(10,298)

Total deferred tax liabilities	(117,101)	(113,756)

Net deferred tax liability	$(53,829)	$(51,402)

At December 31, 2011, HSNi had $13.6 million of net operating loss carryforwards which begin expiring in 2012. As of December 31, 2011 and 2010, HSNi had a valuation allowance of approximately $14.3 million and $17.2 million, respectively. Valuation allowances are recorded for certain deferred tax assets related to foreign net operating losses, unrealized capital losses and deferred tax assets associated with pre-Spin-off uncertain tax positions for which it is more likely than not that the benefit will be unrealized.

A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income tax provision at the federal statutory rate of 35%	$(70,162)	$(57,261)	$(42,250)
State income taxes, net of effect of federal tax benefit	(6,052)	(6,238)	(4,382)
Other, net	(1,122)	(1,542)	(1,504)

Income tax provision	$(77,336)	$(65,041)	$(48,136)

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$630	$514	$414
Additions based on tax positions related to the current year	225	191	—
Additions for tax positions of prior years	—	135	312
Reductions for tax positions of prior years	(191)	(210)	(212)

Balance at end of year	$664	$630	$514

As of December 31, 2011 and 2010, the unrecognized tax benefits, including interest, were $0.7 million. Included in unrecognized tax benefits at December 31, 2011 and 2010 is approximately $0.2 million and $0.4 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, other than the interest and penalties, but would accelerate the payment of cash to the taxing authorities to an earlier period.

HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There is no material interest on unrecognized tax benefits included in income tax expense for the years ended December 31, 2011, 2010 and 2009. At December 31, 2011 and 2010, HSNi has no material accrual for the payment of interest or penalties.

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

The IRS has substantially completed its review of the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of HSNi. The settlement for these years has not yet been submitted to the Joint Committee on Taxation for approval. The IRS began its review of the IAC consolidated tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2007 has been extended to December 31, 2012. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with 2005. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal and state tax returns prepared and filed by IAC prior to the Spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

NOTE 13—COMMITMENTS AND CONTINGENCIES

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

Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2012	$24,324
2013	23,523
2014	19,923
2015	18,331
2016	14,413
Thereafter	40,125

Total	$140,639

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenses charged to operations under these agreements were $24.9 million, $24.7 million and $25.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

HSNi also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Amount of Commitments Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Letters of credit and surety bonds	$34,687	$34,637	$50	$—	$—
Purchase obligations	179,265	85,151	93,194	920	—

Total commercial commitments	$213,952	$119,788	$93,244	$920	$—

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

NOTE 14—RELATED PARTY TRANSACTIONS

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

•

an Employee Matters Agreement that covers a wide range of compensation and benefit issues, including the allocation among IAC and HSNi of responsibility for the employment and benefit obligations and liabilities of each company’s current and former employees (and their dependents and beneficiaries), as well as the provision of health and welfare benefits to employees of HSNi (the costs of which were borne by HSNi) pursuant to IAC’s employee benefit plans through the end of 2008; and

•	a Transition Services Agreement that governs the provision of transition services among IAC and HSNi.

HSNi has satisfied its obligations under the Separation and Distribution Agreement, Employee Matters Agreement and Transition Services Agreement. HSNi continues to be subject to certain post-spin obligations under the Tax Sharing Agreement.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Relationship Between Liberty Media Corporation and HSNi

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

Representation of Liberty on the Spinco Boards of Directors

The Spinco Agreement generally provides that so long as Liberty beneficially owns securities of HSNi representing at least 20% of the total voting power of HSNi’s equity securities, Liberty has the right to nominate up to 20% of the directors serving on HSNi’s Board of Directors (rounded up to the nearest whole number). Any director nominated by Liberty must be reasonably acceptable to a majority of the directors on HSNi’s Board who were not nominated by Liberty. All but one of Liberty’s nominees serving on the Board of Directors must qualify as “independent” under applicable stock exchange rules. In addition, the Nominating Committee of the Board may include only “Qualified Directors,” namely directors other than any who were nominated by Liberty, are officers or employees of HSNi or were not nominated by the Nominating Committee of the HSNi Board in their initial election to the Board and for whose election any Liberty Party voted shares.

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

The “Applicable Percentage” is Liberty’s ownership percentage upon the Spin-off of HSNi, based on voting power (approximately 30%), plus 5%, but in no event more than 35%. Notwithstanding the foregoing, Liberty’s beneficial ownership may increase above the Applicable Percentage as a result of HSNi’s share repurchase program. Following the Spin-off, the Applicable Percentage for the Spinco is reduced for specified transfers of equity securities of the Spinco by the Liberty Parties. During the first two years following the Spin-off, acquisitions by the Liberty Parties were further limited to specified extraordinary transactions and, otherwise, to acquisitions representing no more than one-third of HSNi Common Stock received by the Liberty Parties in the Spin-off.

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash paid during the period for:
Income tax payments	$73,847	$82,860	$29,416
Income tax refunds	(1,806)	(53)	(234)
Interest payments	29,198	30,490	33,488

NOTE 16—SHAREHOLDERS’ EQUITY

Stock Purchase Rights

In December 2008, HSNi’s Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a shareholders rights plan and declared a dividend of one right for each outstanding share of common stock held by our shareholders of record as of the close of business on January 5, 2009. The rights attached to any additional shares of common stock issued after January 5, 2009. Initially, these rights, which trade with the shares of HSNi’s common stock, will not be exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of HSNi’s common stock (except for certain grandfathered persons, such as Liberty, to which higher thresholds apply). If the rights become exercisable, each right will permit its holder, other than the “acquiring person,” to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an “acquiring person” on terms not approved by HSNi’s Board of Directors.

Share Repurchase Program

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. In fiscal year 2011, we acquired approximately 791,000 shares of our

HSN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding common stock for $28.1 million under the program at an average price of $35.46, which were immediately retired upon purchase.

Dividend Policy

On September 27, 2011, HSNi’s Board of Directors approved a cash dividend of $0.125 per common share. The dividend was paid on November 16, 2011 to HSNi’s record holders as of November 2, 2011.

NOTE 17—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
				(a) (b)
	(In thousands, except per share data)
Year Ended December 31, 2011
Net sales	$723,982	$746,939	$751,237	$954,996
Gross profit	253,954	286,581	272,826	336,693
Operating income	41,290	59,846	47,197	83,666
Net income	20,281	31,967	24,304	46,518
Net income per share:
Basic	$0.35	$0.55	$0.41	$0.79
Diluted	$0.34	$0.53	$0.40	$0.76
Dividends declared per common share	$—	$—	$0.125	$—

Year Ended December 31, 2010
Net sales	$683,213	$689,992	$708,359	$915,216
Gross profit	236,484	258,661	249,727	316,142
Operating income	37,495	48,350	32,797	77,444
Net income	17,653	24,706	14,878	41,287
Net income per share:
Basic	$0.31	$0.43	$0.26	$0.71
Diluted	$0.30	$0.42	$0.25	$0.69
Dividends declared per common share	$—	$—	$—	$—

(a)	Cornerstone has a 4-4-5 week accounting cycle with the fiscal year ending on the Saturday on or immediately preceding December 31. The fourth quarter of 2011 included an extra week compared to the other quarters in 2011 and 2010.
(b)	The fourth quarter of 2011 includes $3.0 million of asset impairment charges, and a related $1.1 million tax benefit, related to indefinite-lived intangible assets and long-lived assets of one of the Cornerstone brands. These charges decreased diluted earnings per share by $0.03.

Schedule II

HSN, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions		Balance at End of Period
2011
Allowance for doubtful accounts	$13,026	$19,758	$384	$(20,041	)(1)	$13,127
Sales return accrual	37,354	652,842	—	(650,633)		39,563
Deferred tax valuation allowance	17,242	(26)	(2,942)	—		14,274

2010
Allowance for doubtful accounts	$11,608	$19,827	$240	$(18,649	)(1)	$13,026
Sales return accrual	39,424	603,849	—	(605,919)		37,354
Deferred tax valuation allowance	17,288	(46)	—	—		17,242

2009
Allowance for doubtful accounts	$10,026	$18,460	$(170)	$(16,708	)(1)	$11,608
Sales return accrual	37,340	530,464	—	(528,380)		39,424
Deferred tax valuation allowance	17,229	—	59	—		17,288

(1)	Write-off of uncollectible accounts receivable

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2011. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(b) under the Exchange Act, our management evaluated the effectiveness of our internal controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation and criterion, we concluded that as December 31, 2011, our internal control over financial reporting was effective.

Our independent registered certified public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.

Changes in Internal Control Over Financial Reporting

We regularly monitor and evaluate on an ongoing basis our internal control over financial reporting in order to improve its effectiveness. In the course of these evaluations, we modify and refine our internal processes as conditions warrant.

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has concluded that there were no such changes during this period.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of HSN, Inc.

We have audited HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HSN, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, HSN, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of HSN, Inc. and subsidiaries and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida

February 23, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2011.

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

Exhibit No.	Description of Document	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of HSN, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

3.2	Amended and Restated By-laws of HSN, Inc.	Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 25, 2008

3.3	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 31, 2009

4.1	Rights Agreement, dated as of December 23, 2008, between HSN, Inc. and The Bank of New York Mellon, as Rights Agent.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 29, 2008

4.2	Indenture, dated as of July 28, 2008, between HSN, Inc., as Issuer, and the Bank of New York Mellon, as Trustee	Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

4.3	First Supplemental Indenture, dated as of August 20, 2008, between HSN, Inc., as Issuer, and The Bank of New York Mellon, as Trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

4.4	Second Supplemental Indenture dated as of January 1, 2010 between HSN, Inc., as Issuer, and The Bank of New York Mellon, as Trustee	Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.1	Separation and Distribution Agreement, dated August 20, 2008, by and among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.2	Tax Sharing Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Inc., Tree.com and IAC/InterActive Corp	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 25, 2008

Exhibit No.	Description of Document	Method of Filing
10.3	Employee Matters Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.4	Transition Services Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.5	Registration Rights Agreement, dated as of August 20, 2008, among Liberty Media Corporation, the Liberty Parties (as defined in the Agreement) and HSN, Inc.	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 29, 2008

10.6	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, by and among IAC/InterActive Corp, HSN, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.7	Spinco Agreement, dated as of May 13, 2008, between IAC/InterActiveCorp, Liberty Media Corp., LMC Silver King, Inc., Liberty HSN II, Inc., LMC USA VIII, Inc., LMC USA IX, Inc., LMC USA XI, Inc., LMC USA XII, Inc., LMC USA XIII, Inc., LMC USA XIV, Inc., LMC USA XV, Inc., Liberty Tweety, Inc., BDTV Inc., BDTV II Inc., BDTV III Inc., BDTV IV Inc. and Barry Diller	Exhibit 10.1 to IAC/InterActiveCorp’s Current Report on Form 8-K (SEC File No. 0-20570) dated May 16, 2008 and incorporated herein by reference

10.8	Employment Agreement between Mindy Grossman and HSN, Inc., dated as of July 29, 2008*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.9	First Amendment to Employment Agreement between Mindy Grossman and HSN, Inc., dated as of August 5, 2010*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2010

10.10	HSN, Inc. Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.11	Amendment No. 1 to the Second Amended and Restated 2008 Stock and Annual Incentive Plan dated as of February 24, 2010*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.12	Amended and Restated Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.13	Credit Agreement among HSN, Inc., as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, dated as of July 25, 2008	Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

*	Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
10.14	Form of Stock Appreciation Rights Agreement*	Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.15	Form of Stock Option Agreement*	Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.16	Form of Restricted Stock Units Agreement*	Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.17	Form of Restricted Stock Units Agreement (for Non-Employee Directors)*	Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.18	HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on May 22, 2009

10.19	Named Executive Officer and EVP Severance Plan*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009

10.20	Executive Severance Plan*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2010

10.21	Form of Performance Cash Award Agreement *	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.22	Employee Stock Purchase Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.23	Form of Deferred Share Unit Agreement *	Filed herewith

10.24	Form of Performance Award Agreement *	Filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics and Business Conduct	Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 31, 2009

21.1	Subsidiaries of HSN, Inc.	Filed herewith

23.1	Consent of Independent Registered Certified Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

*	Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101	The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSNI, INC.

Date: February 23, 2012	By:	/S/ MINDY GROSSMAN
Mindy Grossman, Chief Executive Officer
(Principal Executive Officer)

Date: February 23, 2012	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2012.

/S/ MINDY GROSSMAN Mindy Grossman	Chief Executive Officer and Director (Principal Executive Officer)

/S/ JUDY A. SCHMELING Judy A. Schmeling	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ GREG BLATT Greg Blatt	Director

/S/ PATRICK BOUSQUET-CHAVANNE Patrick Bousquet-Chavanne	Director

/S/ MICHAEL C. BOYD Michael C. Boyd	Director

/S/ WILLIAM COSTELLO William Costello	Director

/S/ JAMES FOLLO James Follo	Director

/S/ STEPHANIE KUGELMAN Stephanie Kugelman	Director

/S/ ARTHUR MARTINEZ Arthur Martinez	Chairman of the Board of Directors

/S/ THOMAS MCINERNEY Thomas McInerney	Director

/S/ JOHN B. MORSE, JR. John B. Morse, Jr.	Director

EXHIBIT INDEX

Exhibit No.	Description of Document
10.23	Form of Deferred Share Unit Agreement

10.24	Form of Performance Award Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of HSN, Inc.

23.1	Consent of Independent Registered Certified Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.