Form 10-Q
period 2012-03-31
HSN, Inc.
filed 2012-05-02
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 30, 2012, the registrant had 57,632,449 shares of common stock, $0.01 par value per share, outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$747,312	$710,561
Cost of sales	476,631	462,644

Gross profit	270,681	247,917

Operating expenses:
Selling and marketing	155,388	144,275
General and administrative	56,534	52,953
Depreciation and amortization	9,047	9,268

Total operating expenses	220,969	206,496

Operating income	49,712	41,421

Other income (expense):
Interest income	154	114
Interest expense	(7,547)	(8,058)

Total other expense, net	(7,393)	(7,944)

Income from continuing operations before income taxes	42,319	33,477
Income tax provision	(16,026)	(13,105)

Income from continuing operations	26,293	20,372
Loss from discontinued operations, net of tax	(123)	(91)

Net income	$26,170	$20,281

Income from continuing operations per share
Basic	$0.45	$0.35
Diluted	$0.44	$0.34
Net income per share:
Basic	$0.45	$0.35
Diluted	$0.44	$0.34
Shares used in computing earnings per share:
Basic	58,310	58,214
Diluted	60,053	60,338
Dividends declared per common share	$0.125	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$309,232	$381,808	$344,187
Accounts receivable, net of allowance of $14,317, $13,127 and $14,631, respectively	173,357	222,583	160,700
Inventories	305,197	296,460	307,790
Deferred income taxes	23,606	24,302	27,465
Prepaid expenses and other current assets	50,418	44,966	51,411

Total current assets	861,810	970,119	891,553
Property and equipment, net	158,352	158,434	150,567
Intangible assets, net	258,048	258,048	260,482
Other non-current assets	7,572	8,372	10,872

TOTAL ASSETS	$1,285,782	$1,394,973	$1,313,474

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$202,084	$270,227	$204,916
Current maturities of long-term debt	—	—	11,640
Accrued expenses and other current liabilities	165,774	193,991	195,886

Total current liabilities	367,858	464,218	412,442
Long-term debt, net of current maturities	239,160	239,111	297,166
Deferred income taxes	76,483	78,131	77,470
Other long-term liabilities	25,299	23,816	21,271

Total liabilities	708,800	805,276	808,349

Commitments and contingencies (Note 11)
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock, $0.01 par value; 300,000,000 authorized shares; 58,199,408, 58,414,019 and 58,476,491 issued shares at March 31, 2012, December 31, 2011 and March 31, 2011, respectively	582	584	585
Additional paid-in capital	2,141,229	2,180,112	2,198,328
Accumulated deficit	(1,564,829)	(1,590,999)	(1,693,788)

Total shareholders’ equity	576,982	589,697	505,125

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,285,782	$1,394,973	$1,313,474

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2010	—	$—	57,967	$580	$2,189,952	$(1,714,069)	$476,463
Comprehensive income						123,070	123,070
Stock-based compensation expense for equity awards	—	—	—	—	18,908	—	18,908
Cash dividend declared on common stock					(7,384)		(7,384)
Issuance of common stock from stock-based compensation awards, including related tax benefit of $9,330	—	—	1,238	12	6,689	—	6,701
Repurchase of common stock	—	—	(791)	(8)	(28,053)	—	(28,061)

Balance as of December 31, 2011	—	—	58,414	584	2,180,112	(1,590,999)	589,697
Comprehensive income	—	—	—	—	—	26,170	26,170
Stock-based compensation expense for equity awards	—	—	—	—	4,471	—	4,471
Cash dividend declared on common stock	—	—	—	—	(7,326)	—	(7,326)
Issuance of common stock from stock-based compensation awards, including related tax benefit of $12,875	—	—	909	9	5,235	—	5,244
Repurchase of common stock	—	—	(1,124)	(11)	(41,263)	—	(41,274)

Balance as of March 31, 2012	—	$—	58,199	$582	$2,141,229	$(1,564,829)	$576,982

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities attributable to continuing operations:
Net income	$26,170	$20,281
Loss from discontinued operations, net of tax	(123)	(91)

Income from continuing operations:	26,293	20,372
Adjustments to reconcile income from continuing operations to net cash used in operating activities attributable to continuing operations:
Depreciation and amortization	9,047	9,268
Stock-based compensation expense	6,000	6,327
Amortization of cable and satellite distribution fees	42	839
Amortization of debt issuance costs	532	642
Loss on disposition of fixed assets	44	258
Deferred income taxes	(952)	(1,397)
Bad debt expense	5,553	5,093
Excess tax benefits from stock-based awards	(13,297)	(3,511)
Changes in current assets and liabilities:
Accounts receivable	43,780	30,659
Inventories	(8,737)	(11,400)
Prepaid expenses and other assets	(4,546)	(8,609)
Accounts payable, accrued expenses and other liabilities	(87,134)	(58,140)

Net cash used in operating activities attributable to continuing operations	(23,375)	(9,599)

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(8,758)	(5,187)

Net cash used in investing activities attributable to continuing operations	(8,758)	(5,187)

Cash flows from financing activities attributable to continuing operations:
Repurchase of common stock	(39,139)	—
Cash dividends paid	(7,326)	—
Proceeds from issuance of common stock	4,140	3,905
Tax withholdings related to stock-based awards	(11,592)	(3,963)
Excess tax benefits from stock-based awards	13,297	3,511

Net cash (used in) provided by financing activities attributable to continuing operations	(40,620)	3,453

Total cash used in continuing operations	(72,753)	(11,333)

Cash flows from discontinued operations:
Net cash provided by operating activities attributable to discontinued operations	236	1,292
Net cash used in investing activities attributable to discontinued operations	(59)	(31)

Total cash provided by discontinued operations	177	1,261

Net decrease in cash and cash equivalents:	(72,576)	(10,072)
Cash and cash equivalents at beginning of period	381,808	354,259

Cash and cash equivalents at end of period	$309,232	$344,187

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

HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & wellness, and home & other (including housewares, home fashions, electronics, culinary, fitness and other). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, home décor, tabletop, textiles, window treatments and other home related goods) and apparel & accessories.

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

The operating results of Smith+Noble, a Cornerstone brand that specializes in window treatments, is presented as a discontinued operation in the consolidated statements of operations and the consolidated statements of cash flows for all periods presented. See Note 10 for further discussion of discontinued operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi’s management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011. The consolidated balance sheet as of December 31, 2011 and the consolidated statement of shareholders’ equity for the year ended December 31, 2011 were derived from the audited consolidated financial statements at that date but may not include all disclosures required by GAAP. Intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

In addition to the reclassifications made in the consolidated statements of operations and cash flows to present Smith+Noble as a discontinued operation, certain other reclassifications were made to prior period amounts in the consolidated statements of operations and the consolidated statements of cash flows to conform to the current year presentation. See Note 10 for further discussion of discontinued operations.

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

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Capitalized software	$198,803	$197,842	$211,988
Computer and broadcast equipment	95,170	93,364	93,122
Buildings and leasehold improvements	96,320	93,941	90,297
Furniture and other equipment	78,513	75,185	72,627
Projects in progress	8,209	8,881	5,840
Land and land improvements	10,957	10,962	10,921

	487,972	480,175	484,795
Less: accumulated depreciation and amortization	(329,620)	(321,741)	(334,228)

Total property and equipment, net	$158,352	$158,434	$150,567

NOTE 4—SEGMENT INFORMATION

HSNi presents its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two operating segments, HSN and Cornerstone. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies included in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2011. Intercompany accounts and transactions have been eliminated in consolidation.

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$57,322	$7,481	$64,803	$52,198	$5,076	$57,274
Stock-based compensation expense	(3,287)	(2,713)	(6,000)	(4,176)	(2,151)	(6,327)
Depreciation and amortization	(6,565)	(2,482)	(9,047)	(7,199)	(2,069)	(9,268)
Loss on disposition of fixed assets	(13)	(31)	(44)	(54)	(204)	(258)

Operating income	$47,457	$2,255	49,712	$40,769	$652	41,421

Interest expense, net			(7,393)			(7,944)

Income from continuing operations before income taxes			42,319			33,477
Income tax provision			(16,026)			(13,105)

Income from continuing operations			26,293			20,372

Loss from discontinued operations, net of tax			(123)			(91)

Net income			$26,170			$20,281

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net sales:
HSN	$541,932	$526,175
Cornerstone	205,380	184,386

Total	$747,312	$710,561

NOTE 5—STOCK-BASED AWARDS

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of March 31, 2012, there were approximately 3.1 million shares of common stock available for grants under the Plan.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at or above the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time the underlying RSUs vest once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes were $11.6 million and $4.0 million for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, HSNi granted approximately 241,000 RSUs and 339,000 SARs. The RSUs have a weighted average fair value of $35.68 and they primarily vest after three years. The SARs have a weighted average exercise price of $35.63, have a fair value of $12.94 and primarily vest ratably over three years. The following are the assumptions used in the Black-Scholes option pricing model to value SARs for the three months ended March 31, 2012: volatility factor of 46.51%, risk-free interest rate of 0.92%, expected term of 5 years and a dividend yield of 1.40%. Also during the three months ended March 31, 2012, HSNi granted approximately 26,528 options under the HSN, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) which had a weighted average fair value of $11.53. The following are the assumptions used in the Black-Scholes option pricing model to value options granted under the ESPP for the three months ended March 31, 2012: volatility factor of 59.70%, risk-free interest rate of 0.06%, expected term of six months and a dividend yield of 1.36%.

During the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable is based on the extent to which certain pre-established performance goals for Cornerstone are achieved during the three-year period ending December 31, 2012. The amount earned pursuant to the award will be measured at the end of the requisite service period and is expected to be settled in shares of HSNi common stock. These equity awards are accounted for as liabilities which are remeasured each reporting period based on the probability of achievement of the performance conditions. As of March 31, 2012, a liability of approximately $13.8 million was recorded for these awards.

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Selling and marketing	$1,182	$1,244
General and administrative	4,818	5,083

Stock-based compensation expense before income taxes	6,000	6,327
Income tax benefit	(2,126)	(2,128)

Stock-based compensation expense after income taxes	$3,874	$4,199

As of March 31, 2012, there was approximately $24.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.1 years.

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

For the three months ended March 31, 2012 and 2011, HSNi recorded a tax provision of $16.0 million and $13.1 million, respectively, which represents effective tax rates of 37.9% and 39.1%, respectively. The decrease in the effective tax rate is due largely to a decrease in state income taxes as well as a decrease in permanent unfavorable book to tax differences. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

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

The IRS has begun an examination of HSNi’s consolidated federal income tax return for the year ended December 31, 2010. In addition, the State of New York has notified HSNi that it intends to audit HSNi’s income tax returns for the periods ended December 31, 2008 through 2010. We do not anticipate any material adjustments to our tax liabilities resulting from either of these examinations.

The IRS has substantially completed its review of the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of HSNi. The settlement for these years has not yet been submitted to the Joint Committee on Taxation for approval. The IRS began its review of the IAC consolidated tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2012. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with 2005. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal and state tax returns prepared and filed by IAC prior to the Spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011

Net income (loss):
Continuing operations	$26,293	$20,372
Discontinued operations	(123)	(91)

Net income	$26,170	$20,281

Weighted average number of shares outstanding:
Basic	58,310	58,214
Dilutive effect of non-cash compensation awards	1,743	2,124

Diluted	60,053	60,338

Net income (loss) per share - basic:
Continuing operations	$0.45	$0.35
Discontinued operations	0.00	0.00

Net income	$0.45	$0.35

Net income (loss) per share - diluted:
Continuing operations	$0.44	$0.34
Discontinued operations	0.00	0.00

Net income	$0.44	$0.34

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	939	1,401

NOTE 8—LONG-TERM DEBT

The balance of long-term debt, including current maturities, is as follows (in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Secured credit agreement expiring July 25, 2013:
Term loan	$—	$—	$69,841
Revolving credit facility	—	—	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1st and August 1st	240,000	240,000	240,000
Unamortized original issue discount on Senior Notes	(840)	(889)	(1,035)

Total long-term debt	239,160	239,111	308,806
Less: current maturities	—	—	(11,640)

Long-term debt, net of current maturities	$239,160	$239,111	$297,166

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five-year maturity. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the credit agreement, which is secured by substantially all of HSNi’s assets. The credit agreement contains two principal financial covenants, each as defined in the credit agreement, consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. HSNi was in compliance with all such covenants as of March 31, 2012, with a leverage ratio of 0.80x and an interest coverage ratio of 10.77. The amount available to HSNi under the credit agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility portion of the agreement. As of March 31, 2012, there were $25.7 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2012, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $124.3 million. HSNi capitalized $7.3 million in financing costs related to the credit agreement and amortizes these costs to interest expense over the credit agreement’s five-year life. The annual fee to maintain the revolving credit facility is 50 basis points on the revolving credit facility portion of the credit agreement. In October 2011, HSNi voluntarily prepaid the remaining $69.8 million balance of the term loan. As of March 31, 2012, there was no outstanding balance due under the revolving credit facility.

On April 24, 2012, HSNi entered into a new $600 million five-year credit facility with a syndicate of banks, replacing the existing $150 million revolving credit facility that was set to expire in July 2013. See Note 13-Subsequent Events for discussion of the new credit facility.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi’s other financial assets and liabilities which are carried at cost (in thousands):

	000000000	000000000	000000000	000000000	000000000
	March 31, 2012
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$260,712	$260,712	$—	$—
Term Loan	—	—	—	—	—

	000000000	000000000	000000000	000000000	000000000
	December 31, 2011
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$264,000	$264,000	$—	$—
Term Loan	—	—	—	—	—

	000000000	000000000	000000000	000000000	000000000
	March 31, 2011
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$270,600	$270,600	$—	$—
Term Loan	69,841	69,841	—	—	69,841

The fair value of the Senior Notes is based upon quoted market information (level 1 criteria) and the fair value of the term loan is based upon discounted cash flows (level 3 criteria).

HSNi measures certain assets, such as intangible assets and property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the three months ended March 31, 2012 and 2011, there were no assets that were required to be recorded at fair value as no impairment indicators were present.

NOTE 10—DISCONTINUED OPERATIONS

In the first quarter of 2012, Cornerstone initiated a formal plan to sell Smith+Noble, a business specializing in window treatments, as it was determined that the business was no longer consistent with Cornerstone’s long-term strategic objectives. HSNi does not expect to have any significant involvement or continuing cash flows from Smith+Noble after it is sold. Based upon these factors, HSNi concluded that it has met the criteria for presenting Smith+Noble as held for sale and as discontinued operations. Accordingly, the operating results for Smith+Noble are presented separately as “loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented, and the cash flows from Smith+Noble are presented separately as discontinued operations in the consolidated statements of cash flows for all periods presented. The assets and liabilities of Smith+Noble are not material, and are included within the assets and liabilities of continuing operations in the consolidated balance sheets.

The following table reflects the results of Smith+Noble that are reported as discontinued operations for all periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Net sales	$12,606	$13,421

Loss before income taxes	$(198)	$(146)
Income tax benefit	75	55

Net loss	$(123)	$(91)

NOTE 11—COMMITMENTS AND CONTINGENCIES

In January 2010, one of HSNi’s direct-to-consumer subsidiaries received a preliminary notification from a state taxing authority alleging that the subsidiary was required to collect and remit sales taxes for the period from September 2002 through August 2009. The state presented the subsidiary with an assessment relating to this matter in the amount of $22.6 million, including penalties and interest. HSNi has appealed this assessment, with a preliminary trial date scheduled in October 2012. Also during 2010, the same taxing authority notified two other direct-to-consumer subsidiaries of its intent to conduct sales tax audits for the period from 2004 through 2010. HSNi does not believe that it was obligated to collect and remit such taxes, and intends to vigorously defend its position. At this time, no contingent liability has been recorded and no assurances can be given as to the outcome of this situation.

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

NOTE 12 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the three months ended March 31, 2012, HSNi acquired under the program approximately 1.1 million shares of our outstanding common stock for $41.3 million at an average price of $36.73, which were immediately retired upon purchase. As of March 31, 2012, approximately 8.1 million shares remained authorized for repurchase under the program.

Dividend Policy

On February 22, 2012, HSNi’s Board of Directors approved a cash dividend of $0.125 per common share. The dividend was paid on March 21, 2012 to HSNi’s record holders as of March 7, 2012.

NOTE 13—SUBSEQUENT EVENTS

Acquisition

On April 2, 2012, HSNi, through Cornerstone, acquired substantially all of the assets and liabilities of Chasing Fireflies LLC, a leading direct-to-consumer premium children’s and family lifestyle brand. Chasing Fireflies generated net sales of approximately $39 million in 2011, and the results of its operations will be included in the Cornerstone segment results beginning in the second quarter of 2012.

New Credit Facility

On April 24, 2012, HSNi entered into a new $600 million five-year Credit Facility (“Credit Facility”) with a syndicate of banks, replacing the credit facility that was set to expire in July 2013. The new Credit Facility, which includes a $350 million revolving credit facility and a $250 million delayed draw term loan, expires April 24, 2017. The Credit Facility may be increased up to a maximum of $850 million, subject to certain conditions.

Loans under the Credit Facility bear interest at a per annum rate equal to (at HSNi’s election) either LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement), in each case, based on HSNi’s leverage ratio (the beginning LIBOR margin will be 1.50%). The term loan must be drawn by December 31, 2012. Proceeds from the Credit Facility are available for general corporate purposes, including working capital, capital expenditures, acquisitions, share repurchases and redemption of HSNi’s $240 million 11.25% Senior Notes due August 2016 and callable August 1, 2012 at a price of 105.625%.

Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the Credit Facility. In addition, HSNi and certain HSNi subsidiaries pledged, subject to certain exceptions, 100% of the voting equity securities of their U.S. subsidiaries and 65% of their first-tier foreign subsidiaries. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x.

In connection with the termination of the prior credit facility, of the unamortized deferred financing costs of $1.2 million, $0.3 million will be written-off in the second quarter of 2012 and the balance of $0.9 million will be amortized over the five-year life of the new Credit Facility.

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

Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2011 and the following: the influence of the macroeconomic environment and its impact on consumer confidence and spending levels; changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or digital sales growth; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; changes in product delivery costs particularly if we are unable to offset them; our ability to offer new or alternative products and services through various platforms in a cost effective manner and consumer acceptance of these products and services; any technological or regulatory developments that could negatively impact the way we do business, including regulations regarding state and local sales and use taxes; risks associated with possible systems failures and/or security breaches, including, any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to HSNi in the event of such a breach; HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective; and the loss of any key member of our senior management team. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time.

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

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
HSN	$541,932	3%	$526,175
Cornerstone	205,380	11%	184,386

Total net sales	$747,312	5%	$710,561

HSNi’s net sales in the first quarter of 2012 increased 5%, or $36.8 million, compared to the prior year due to a 3% increase at HSN and an 11% increase at Cornerstone. Digital sales grew 12% in 2012 representing 42.8% of HSNi’s net sales compared to 40.3% in the prior year. The number of units shipped in the first quarter of 2012 increased 1% to 13.3 million from 13.1 million and the average price point increased 2% to $64.69 from $63.64.

HSN

Net sales for HSN in the first quarter of 2012 increased 3%, or $15.8 million, driven by strength in beauty, home fashions and culinary, offset by lower sales in electronics, fashion and fitness. Digital sales grew 8% with penetration increasing 170 basis points to 34.9%, up from 33.2% in the prior year. Average price point declined 2% and units shipped increased 3% primarily due to changes in product mix. The return rate decreased 140 basis points to 19.3% from 20.7%. The prior year return rate included an adjustment for higher than anticipated returns of certain product sold in the fourth quarter of 2010.

Divisional product mix at HSN is provided in the table below:

	Three Months Ended March 31,
	2012	2011
Jewelry	13.8%	14.1%
Fashion (apparel & accessories)	12.8%	13.7%
Beauty & wellness	18.3%	17.0%
Home & other (including housewares, home fashions, electronics, culinary, fitness and other)	55.1%	55.2%

Total	100.0%	100.0%

Cornerstone

Net sales for Cornerstone in the first quarter of 2012 increased 11%, or $21.0 million, primarily due to strength in the home brands and a 160 basis point decrease in the return rate. Digital sales grew 18% with penetration increasing 330 basis points to 63.7%. Catalog circulation increased 16% compared to the prior year.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost of products sold, shipping and handling costs and employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended March 31,
	2012	Change	2011
Gross profit:	(Dollars in thousands)
HSN	$188,379	6%	$177,171
HSN gross profit margin	34.8%	110 bp	33.7%
Cornerstone	$82,302	16%	$70,746
Cornerstone gross profit margin	40.1%	170 bp	38.4%
HSNi	$270,681	9%	$247,917
HSNi gross profit margin	36.2%	130 bp	34.9%

bp = basis points

HSN

Gross profit for HSN in the first quarter of 2012 increased 6%, or $11.2 million, compared to the prior year. Gross profit margin improved 110 basis points to 34.8% compared to 33.7%. The margin increase was primarily attributable to the product mix shift and lower transaction costs, partially offset by higher shipping and handling promotions.

Cornerstone

Gross profit for Cornerstone in the first quarter of 2012 increased 16%, or $11.6 million, compared to the prior year. Gross profit margin improved 170 basis points to 40.1% from 38.4%. The margin increase was primarily attributable to lower inbound freight costs in the home brands and leverage over fixed warehousing costs.

Selling and Marketing Expense

Selling and marketing expense consists primarily of advertising and promotional expenditures, employee-related costs (including stock-based compensation) for personnel engaged in customer service, sales and merchandising functions and on-air distribution costs. Advertising and promotional expenditures primarily include catalog production and distribution costs and online marketing, including fees paid to search engines and third-party distribution partners.

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
HSN	$93,814	2%	$91,576
As a percentage of HSN net sales	17.3%	(10 bp)	17.4%
Cornerstone	$61,574	17%	$52,699
As a percentage of Cornerstone net sales	30.0%	140 bp	28.6%
HSNi	$155,388	8%	$144,275
As a percentage of HSNi net sales	20.8%	50 bp	20.3%

HSNi’s selling and marketing expense in the first quarter of 2012 increased 8%, or $11.1 million, and was 20.8% of net sales compared to 20.3% in the prior year. The increase in expense is primarily due to additional expenses incurred at Cornerstone for catalog production and distribution costs associated with a 16% increase in catalog circulation, an increase in employee-related costs primarily due to increased headcount and investments in digital marketing, offset by lower on-air distribution costs.

General and Administrative Expense

General and administrative expense consists primarily of employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debt expense; facilities costs; and fees for professional services.

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
HSN	$40,543	8%	$37,628
As a percentage of HSN net sales	7.5%	30 bp	7.2%
Cornerstone	$15,991	4%	$15,325
As a percentage of Cornerstone net sales	7.8%	(50 bp)	8.3%
HSNi	$56,534	7%	$52,953
As a percentage of HSNi net sales	7.6%	10 bp	7.5%

HSNi’s general and administrative expense for the first quarter of 2012 increased 7%, or $3.6 million, and was 7.6% of net sales compared to 7.5% in the prior year. The increase in expense is primarily attributable to an increase in employee-related costs.

Depreciation and Amortization

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
HSN	$6,565	(9%)	$7,199
Cornerstone	2,482	20%	2,069

HSNi	$9,047	(2%)	$9,268

As a percentage of HSNi net sales	1.2%	(10 bp)	1.3%

HSNi’s depreciation in the first quarter of 2012 decreased 2%, or $0.2 million, and was 1.2% of net sales compared to 1.3% in the prior year. The decrease in depreciation is primarily due to certain fixed assets becoming fully depreciated during the period, partially offset by incremental depreciation associated with recent capital expenditures. The capital expenditures were primarily for investments in information technology and warehouse improvements.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. The definition of Adjusted EBITDA and its reconciliation to operating income for HSNi’s operating segments and to HSNi’s consolidated net income are in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
HSN	$57,322	10%	$52,198
As a percentage of HSN net sales	10.6%	70 bp	9.9%
Cornerstone	$7,481	47%	$5,076
As a percentage of Cornerstone net sales	3.6%	80 bp	2.8%
HSNi	$64,803	13%	$57,274
As a percentage of HSNi net sales	8.7%	60 bp	8.1%

HSNi’s Adjusted EBITDA in the first quarter of 2012 increased 13%, or $7.5 million, and was 8.7% of net sales compared to 8.1% in the prior year. The increase in HSNi’s Adjusted EBITDA is primarily due to a 5% increase in net sales and a 130 basis point improvement in gross profit margin, partially offset by an 8% increase in operating expenses (excluding non-cash charges). HSN’s Adjusted EBITDA increased 10%, or $5.1 million, primarily due to a 3% increase in net sales and a 110 basis point improvement in gross profit margin, offset by a 5% increase in operating expenses (excluding non-cash charges) primarily for employee-related costs and investments in digital marketing. Cornerstone’s Adjusted EBITDA increased 47%, or $2.4 million, primarily due to an 11% increase in net sales and a 170 basis point improvement in gross profit margin, partially offset by a 14% increase in operating expenses (excluding non-cash charges) primarily for catalog production and distribution costs.

Operating Income

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
HSN	$47,457	16%	$40,769
As a percentage of HSN net sales	8.8%	110 bp	7.7%
Cornerstone	$2,255	246%	$652
As a percentage of Cornerstone net sales	1.1%	70 bp	0.4%
HSNi	$49,712	20%	$41,421
As a percentage of HSNi net sales	6.7%	90 bp	5.8%

HSNi’s operating income in the first quarter of 2012 increased 20%, or $8.3 million, and was 6.7% of net sales compared to 5.8% in the prior year. The increase is primarily due to 5% growth in net sales and a 130 basis point improvement in gross profit margin, partially offset by a 7% increase in operating expenses primarily for investments in Cornerstone’s catalog circulation, employee-related costs and investments in digital marketing.

Other Income (Expense)

	Three Months Ended March 31,
	2012	Change	2011
	(Dollars in thousands)
Interest income	$154	35%	$114
Interest expense	(7,547)	(6%)	(8,058)

Other expense, net	$(7,393)	(7%)	$(7,944)

As a percentage of HSNi net sales	1.0%	(10 bp)	1.1%

Interest expense primarily relates to the $240 million of Senior Notes and the five-year term loan which were issued in the third quarter of 2008 in connection with the Spin-off from IAC. HSNi’s interest expense in the first quarter of 2012 decreased 7%, or $0.6 million, compared to the prior period due to the repayment of the term loan in 2011.

Income Tax Provision

For the three months ended March 31, 2012, HSNi recorded a tax provision of $16.0 million, which represents an effective tax rate of 37.9%. For the three months ended March 31, 2011, HSNi recorded a tax provision of $13.1 million, which represents an effective tax rate of 39.1%. The decrease in the effective tax rate is due largely to a decrease in state income taxes as well as a decrease in permanent unfavorable book to tax differences. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

Discontinued Operations

In the first quarter of 2012, Cornerstone initiated a formal plan to sell Smith+Noble, a business specializing in window treatments, as it was determined that the business was no longer consistent with Cornerstone’s long-term strategic objectives. The operating results for Smith+Noble are presented separately as “loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented. Loss from discontinued operations, net of tax, was $0.1 million for the three months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

As of March 31, 2012, HSNi had $309.2 million of cash and cash equivalents compared to $381.8 million as of December 31, 2011 and $344.2 million as of March 31, 2011.

Net cash used in operating activities for the three months ended March 31, 2012 was $23.4 million, compared to $9.6 million in the same period last year. The change was primarily due to the timing of payments of trade payables.

Net cash used in investing activities for the three months ended March 31, 2012 was $8.8 million resulting from capital expenditures for investments in information technology and warehouse improvements. Net cash used in investing activities in 2011 of $5.2 million was primarily for investments in information technology and headquarters renovations.

Net cash used in financing activities for the three months ended March 31, 2012 was $40.6 million and was primarily for $39.1 million of repurchases of our common stock. HSNi also declared a cash dividend of $0.125 per common share resulting in a $7.3 million payment during the first quarter of 2012. Additionally, in 2012 HSNi had an inflow of $13.3 million for excess tax benefits from stock-based awards and a net outflow of $7.5 million for the issuance of common stock which included $11.6 million used to cover withholding taxes for our stock-based awards, offset by $4.1 million of cash proceeds from stock option exercises.

Net cash provided by financing activities for the three months ended March 31, 2011 was $3.5 million and was primarily due to $3.5 million of excess tax benefits from stock-based awards. Additionally, in the first quarter of 2011, HSNi had an outflow of $0.1 million for the issuance of common stock which included $4.0 million used to cover withholding taxes for our stock-based awards, offset by $3.9 million of cash proceeds from stock option exercises.

On July 25, 2008, HSNi entered into a secured credit agreement with a syndicate of banks relating to a $150 million term loan and a $150 million revolving credit facility, each having a five-year maturity. The credit agreement that was set to expire July 2013 contains two principal financial covenants, each as defined in the credit agreement, consisting of a maximum leverage ratio of 2.75x and a minimum interest coverage ratio of 3.00x, among other covenants. With a leverage ratio of 0.80x and an interest coverage ratio of 10.77x, HSNi was in compliance with the two principal financial covenants as well as the other covenants as of March 31, 2012. The ability to draw funds under the $150 million revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. The amount available under the credit agreement is also reduced by the amount of commercial and standby letters of credit issued under the $150 million revolving credit facility portion of the agreement. As of March 31, 2012, there were $25.7 million of outstanding commercial and standby letters of credit issued under the revolving credit facility. As of March 31, 2012, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $124.3 million.

HSNi does not currently have any material commitments for capital expenditures; however, management does anticipate that HSNi will need to make capital and other expenditures in connection with the development and expansion of its operations. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, as well as capital, investing and other commitments and contingencies for the foreseeable future.

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the three months ended of March 31, 2012, HSNi repurchased approximately 1.1 million shares at a cost of $41.3 million, or an average cost of $36.73 per share. As of March 31, 2012, approximately 8.1 million shares remained authorized for repurchase under the program.

On May 1, 2012, HSNi’s Board of Directors approved a cash dividend of $0.125 per common share. The dividend will be paid on June 20, 2012 to HSNi’s record holders as of June 6, 2012.

New Credit Facility

On April 24, 2012, HSNi entered into a new $600 million five-year Credit Facility (“Credit Facility”) with a syndicate of banks, replacing the credit facility that was set to expire in July 2013. The new Credit Facility, which includes a $350 million revolving credit facility and a $250 million delayed draw term loan, expires April 24, 2017. The Credit Facility may be increased up to a maximum of $850 million, subject to certain conditions.

Loans under the Credit Facility bear interest at a per annum rate equal to (at HSNi’s election) either LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement), in each case, based on HSNi’s leverage ratio (the beginning LIBOR margin will be 1.50%). The term loan must be drawn by December 31, 2012. Proceeds from the Credit Facility are available for general corporate purposes, including working capital, capital expenditures, acquisitions, share repurchases and redemption of HSNi’s $240 million 11.25% Senior Notes due August 2016 and callable August 1, 2012 at a price of 105.625%.

Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the Credit Facility. In addition, HSNi and certain HSNi subsidiaries pledged, subject to certain exceptions, 100% of the voting equity securities of their U.S. subsidiaries and 65% of their first-tier foreign subsidiaries. The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x.

In connection with the termination of the prior credit facility, of the unamortized deferred financing costs of $1.2 million, $0.3 million will be written-off in the second quarter of 2012 and the balance of $0.9 million will be amortized over the five-year life of the new Credit Facility.

Seasonality

HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For a description of HSNi’s market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2011. No material changes have occurred in HSNi’s market risks since December 31, 2011.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2012. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Part I. Item 1A., “Risk Factors,” of HSNi’s Annual Report on Form 10-K for the year ended December 31, 2011, for a detailed discussion of the risk factors affecting HSNi. There have been no material changes from the risk factors described in the annual report.

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

During the quarter ended March 31, 2012, we repurchased approximately 1.1 million shares at an average price of $36.73 per share. Below is a summary of our common stock repurchases during the first quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2012 - January 31, 2012	491,118	$36.11	491,118	8,717,572
February 1, 2012 - February 29, 2012	148,982	36.18	148,982	8,568,590
March 1, 2012 - March 31, 2012	483,700	37.53	483,700	8,084,890

	1,123,800		1,123,800

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description	Location

4.1	Third Supplemental Indenture, dated as of April 19, 2012, among HSN, Inc., as Issuer, the Guarantors listed on Appendix I and Appendix II, and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

101	The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets as of March 31, 2012, December 31, 2011 and March 31, 2011, (iii) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011, and (iv) Notes to the Consolidated Financial Statements.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2012

HSN, INC.

By:	/s/ JUDY A. SCHMELING
Judy A. Schmeling
Executive Vice President and Chief Financial Officer