Form 10-Q
period 2012-06-30
HSN, Inc.
filed 2012-08-02
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 30, 2012, the registrant had 55,654,132 shares of common stock, $0.01 par value per share, outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$767,187	$721,064	$1,505,095	$1,420,278
Cost of sales	473,739	447,080	944,733	903,427

Gross profit	293,448	273,984	560,362	516,851

Operating expenses:
Selling and marketing	166,467	152,931	318,183	293,230
General and administrative	52,050	51,423	107,023	102,047
Depreciation and amortization	9,589	8,912	18,555	18,008

Total operating expenses	228,106	213,266	443,761	413,285

Operating income	65,342	60,718	116,601	103,566

Other income (expense):
Interest income	291	189	489	359
Interest expense	(8,140)	(7,928)	(15,673)	(15,979)

Total other expense, net	(7,849)	(7,739)	(15,184)	(15,620)

Income from continuing operations before income taxes	57,493	52,979	101,417	87,946
Income tax provision	(21,882)	(20,422)	(38,518)	(34,089)

Income from continuing operations	35,611	32,557	62,899	53,857
Loss from discontinued operations, net of tax	(1,690)	(590)	(2,808)	(1,610)
Loss on sale of discontinued operations, net of tax	(3,174)	—	(3,174)	—

Net income	$30,747	$31,967	$56,917	$52,247

Income from continuing operations per share
Basic	$0.63	$0.56	$1.09	$0.92
Diluted	$0.61	$0.54	$1.06	$0.89
Net income per share:
Basic	$0.54	$0.55	$0.99	$0.89
Diluted	$0.53	$0.53	$0.96	$0.86
Shares used in computing earnings per share:
Basic	56,970	58,648	57,640	58,432
Diluted	58,450	60,779	59,251	60,560

Dividends declared per common share	$0.125	$—	$0.25	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$181,314	$381,808	$337,374
Accounts receivable, net of allowance of $12,662, $13,127 and $14,171, respectively	153,119	222,583	140,265
Inventories	340,806	296,460	322,372
Deferred income taxes	23,040	24,302	26,722
Prepaid expenses and other current assets	63,682	44,966	60,633

Total current assets	761,961	970,119	887,366
Property and equipment, net	158,610	158,434	155,900
Intangible assets, net	268,057	258,048	260,342
Goodwill	9,858	—	—
Other non-current assets	11,093	8,372	9,964

TOTAL ASSETS	$1,209,579	$1,394,973	$1,313,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$209,314	$270,227	$190,075
Current maturities of long-term debt	—	—	17,460
Accrued expenses and other current liabilities	170,015	193,991	174,480

Total current liabilities	379,329	464,218	382,015
Long-term debt, net of current maturities	239,208	239,111	291,395
Deferred income taxes	75,094	78,131	76,399
Other long-term liabilities	15,946	23,816	19,462

Total liabilities	709,577	805,276	769,271

Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock, $0.01 par value; 300,000,000 authorized shares; 55,634,041, 58,414,019 and 58,762,204 issued shares at June 30, 2012, December 31, 2011 and June 30, 2011, respectively	556	584	588
Additional paid-in capital	2,033,528	2,180,112	2,205,535
Accumulated deficit	(1,534,082)	(1,590,999)	(1,661,822)

Total shareholders’ equity	500,002	589,697	544,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,209,579	$1,394,973	$1,313,572

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	—	$—	57,967	$580	$2,189,952	$(1,714,069)	$476,463
Comprehensive income						123,070	123,070
Stock-based compensation expense for equity awards	—	—	—	—	18,908	—	18,908
Cash dividend declared on common stock	—	—	—	—	(7,384)	—	(7,384)
Issuance of common stock from stock-based compensation awards, including related tax benefit of $9,330	—	—	1,238	12	6,689	—	6,701
Repurchase of common stock	—	—	(791)	(8)	(28,053)	—	(28,061)

Balance as of December 31, 2011	—	—	58,414	584	2,180,112	(1,590,999)	589,697
Comprehensive income	—	—	—	—	—	56,917	56,917
Stock-based compensation expense for equity awards	—	—	—	—	7,592	—	7,592
Cash dividend declared on common stock	—	—	—	—	(14,350)	—	(14,350)
Issuance of common stock from stock-based compensation awards, including related tax benefit of $14,172	—	—	1,105	11	5,805	—	5,816
Repurchase of common stock	—	—	(3,885)	(39)	(145,631)	—	(145,670)

Balance as of June 30, 2012	—	$—	55,634	$556	$2,033,528	$(1,534,082)	$500,002

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities attributable to continuing operations:
Net income	$56,917	$52,247
Loss from discontinued operations, net of tax	(5,982)	(1,610)

Income from continuing operations	62,899	53,857
Adjustments to reconcile income from continuing operations to net cash used in operating activities attributable to continuing operations:
Depreciation and amortization	18,555	18,008
Stock-based compensation expense	10,650	13,282
Amortization of debt issuance costs	1,422	1,285
Deferred income taxes	(1,775)	(1,725)
Bad debt expense	10,477	9,743
Excess tax benefits from stock-based awards	(15,235)	(5,425)
Other	116	956
Changes in current assets and liabilities:
Accounts receivable	58,763	46,231
Inventories	(45,987)	(25,184)
Prepaid expenses and other assets	(15,499)	(18,260)
Accounts payable, accrued expenses and other liabilities	(87,403)	(94,599)

Net cash used in operating activities attributable to continuing operations	(3,017)	(1,831)

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(19,012)	(19,577)
Aquisition of business, net of cash received	(22,875)	—
Proceeds from sale of discontinued operations	5,000	—

Net cash used in investing activities attributable to continuing operations	(36,887)	(19,577)

Cash flows from financing activities attributable to continuing operations:
Payments of debt issuance costs	(4,607)	—
Repurchase of common stock	(143,718)	—
Cash dividends paid	(14,347)	—
Proceeds from issuance of common stock	5,399	6,020
Tax withholdings related to stock-based awards	(13,965)	(5,381)
Excess tax benefits from stock-based awards	15,235	5,425

Net cash (used in) provided by financing activities attributable to continuing operations	(156,003)	6,064

Total cash used in continuing operations	(195,907)	(15,344)

Cash flows from discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(4,425)	(1,451)
Net cash used in investing activities attributable to discontinued operations	(162)	(90)

Total cash used in discontinued operations	(4,587)	(1,541)

Net decrease in cash and cash equivalents	(200,494)	(16,885)
Cash and cash equivalents at beginning of period	381,808	354,259

Cash and cash equivalents at end of period	$181,314	$337,374

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

Company Overview

HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and private label merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements, and TravelSmith; (iii) websites, which consist primarily of HSN.com and the eight branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile devices. HSNi’s television home shopping business, related digital sales and outlet stores are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.” Smith+Noble, a Cornerstone brand that specializes in window treatments, was sold in May 2012 and The Territory Ahead, a Cornerstone brand that specializes in casual apparel, was sold in July 2012.

HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & wellness, and home & other (including housewares, home design, electronics, culinary, fitness and other). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, home décor, tabletop, textiles, window treatments and other home related goods) and apparel & accessories.

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

The operating results of Smith+Noble and The Territory Ahead are presented as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows for all periods presented. See Note 10 for further discussion of discontinued operations.

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

Reclassifications

In addition to the reclassifications made in the consolidated statements of operations and cash flows to present Smith+Noble and The Territory Ahead as discontinued operations, certain other reclassifications were made to prior period amounts in the consolidated statements of operations and the consolidated statements of cash flows to conform to the current year presentation. See Note 10 for further discussion of discontinued operations.

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

Significant estimates underlying the accompanying consolidated financial statements include the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived and intangible assets; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of stock-based compensation.

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	June 30, 2012	December 31, 2011	June 30, 2011
Capitalized software	$200,028	$197,842	$214,757
Computer and broadcast equipment	95,884	93,364	92,826
Buildings and leasehold improvements	95,070	93,941	94,842
Furniture and other equipment	78,922	75,185	76,083
Projects in progress	8,905	8,881	8,016
Land and land improvements	10,988	10,962	10,921

	489,797	480,175	497,445
Less: accumulated depreciation and amortization	(331,187)	(321,741)	(341,545)

Total property and equipment, net	$158,610	$158,434	$155,900

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$52,709	$26,903	$79,612	$51,624	$25,012	$76,636
Stock-based compensation expense	(2,752)	(1,898)	(4,650)	(3,781)	(3,174)	(6,955)
Depreciation and amortization	(6,609)	(2,980)	(9,589)	(6,976)	(1,936)	(8,912)
(Loss) gain on disposition of fixed assets	(31)	—	(31)	(52)	1	(51)

Operating income	$43,317	$22,025	65,342	$40,815	$19,903	60,718

Interest expense, net			(7,849)			(7,739)

Income from continuing operations before income taxes			57,493			52,979
Income tax provision			(21,882)			(20,422)

Income from continuing operations			35,611			32,557
Loss from discontinued operations, net of tax			(1,690)			(590)
Loss on sale of discontinued operations, net of tax			(3,174)			—

Net income			$30,747			$31,967

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$110,031	$35,849	$145,880	$103,822	$31,147	$134,969
Stock-based compensation expense	(6,039)	(4,611)	(10,650)	(7,958)	(5,324)	(13,282)
Depreciation and amortization	(13,174)	(5,381)	(18,555)	(14,174)	(3,834)	(18,008)
Loss on disposition of fixed assets	(45)	(29)	(74)	(106)	(7)	(113)

Operating income	$90,773	$25,828	116,601	$81,584	$21,982	103,566

Interest expense, net			(15,184)			(15,620)

Income from continuing operations before income taxes			101,417			87,946
Income tax provision			(38,518)			(34,089)

Income from continuing operations			62,899			53,857
Loss from discontinued operations, net of tax			(2,808)			(1,610)
Loss on sale of discontinued operations, net of tax			(3,174)			—

Net income			$56,917			$52,247

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales:
HSN	$501,943	$481,994	$1,043,875	$1,008,168
Cornerstone	265,244	239,070	461,220	412,110

Total	$767,187	$721,064	$1,505,095	$1,420,278

NOTE 5—STOCK-BASED AWARDS

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of June 30, 2012, there were approximately 3.2 million shares of common stock available for grants under the Plan.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at or above the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time the underlying RSUs vest once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes were $14.0 million and $5.4 million for the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, HSNi granted approximately 300,000 RSUs and 357,000 SARs. The RSUs have a weighted average fair value of $35.97 and they primarily vest after three years. The SARs have a weighted average exercise price of $35.69, have a fair value of $12.96 and primarily vest ratably over three years. The following are the assumptions used in the Black-Scholes option pricing model to value SARs for the six months ended June 30, 2012: volatility factor of 46.51%, risk-free interest rate of 0.91%, expected term of 5 years and a dividend yield of 1.40%. Also during the six months ended June 30, 2012, HSNi granted approximately 25,000 options under the HSN, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) which had a weighted average fair value of $11.53. The following are the assumptions used in the Black-Scholes option pricing model to value options granted under the ESPP for the six months ended June 30, 2012: volatility factor of 59.70%, risk-free interest rate of 0.06%, expected term of six months and a dividend yield of 1.36%.

During the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable is based on the extent to which certain pre-established performance goals for Cornerstone are achieved during the three-year period ending December 31, 2012. The amount earned pursuant to the award will be measured at the end of the requisite service period and is expected to be settled in shares of HSNi common stock. These equity awards are accounted for as liabilities which are remeasured each reporting period based on the probability of achievement of the performance conditions. As of June 30, 2012, a liability of approximately $15.3 million was recorded for these awards.

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Selling and marketing	$630	$1,115	$1,812	$2,359
General and administrative	4,020	5,840	8,838	10,923

Stock-based compensation expense before income taxes	4,650	6,955	10,650	13,282
Income tax benefit	(1,488)	(2,082)	(3,614)	(4,210)

Stock-based compensation expense after income taxes	$3,162	$4,873	$7,036	$9,072

As of June 30, 2012, there was approximately $21.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 2.0 years.

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

For the three and six months ended June 30, 2012, HSNi recorded a tax provision of $21.9 million and $38.5 million, respectively, which represents effective tax rates of 38.1% and 38.0%, respectively. For the three and six months ended

June 30, 2011, HSNi recorded a tax provision of $20.4 million and $34.1 million, respectively, which represents effective tax rates of 38.5% and 38.8%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

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

The IRS has substantially completed its review of the IAC consolidated tax returns for the years ended December 31, 2001 through 2006, which includes the operations of HSNi. The settlement for these years has not yet been submitted to the Joint Committee on Taxation for approval. The IRS began its review of the IAC consolidated tax returns for the years ended December 31, 2007 through 2009 in July 2011. The statute of limitations for the years 2001 through 2008 has been extended to December 31, 2013. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with 2005. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal and state tax returns prepared and filed by IAC prior to the Spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss):
Continuing operations	$35,611	$32,557	$62,899	$53,857
Discontinued operations	(4,864)	(590)	(5,982)	(1,610)

Net income	$30,747	$31,967	$56,917	$52,247

Weighted average number of shares outstanding:
Basic	56,970	58,648	57,640	58,432
Dilutive effect of non-cash compensation awards	1,480	2,131	1,611	2,128

Diluted	58,450	60,779	59,251	60,560

Net income (loss) per share - basic:
Continuing operations	$0.63	$0.56	$1.09	$0.92
Discontinued operations	(0.09)	(0.01)	(0.10)	(0.03)

Net income	$0.54	$0.55	$0.99	$0.89

Net income (loss) per share - diluted:
Continuing operations	$0.61	$0.54	$1.06	$0.89
Discontinued operations	(0.08)	(0.01)	(0.10)	(0.03)

Net income	$0.53	$0.53	$0.96	$0.86

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	751	1,209	845	1,305

NOTE 8—LONG-TERM DEBT

The balance of long-term debt, including current maturities, is as follows (in thousands):

	June 30, 2012	December 31, 2011	June 30, 2011
Secured credit agreement terminated April 24, 2012:
Term loan	$—	$—	$69,841
Revolving credit facility	—	—	—
Secured credit agreement expiring April 24, 2017:
Term loan	—	—	—
Revolving credit facility	—	—	—
11.25% Senior Notes due August 1, 2016; interest payable each February 1st and August 1st	240,000	240,000	240,000
Unamortized original issue discount on Senior Notes	(792)	(889)	(986)

Total long-term debt	239,208	239,111	308,855
Less: current maturities	—	—	(17,460)

Long-term debt, net of current maturities	$239,208	$239,111	$291,395

On April 24, 2012, HSNi entered into a $600 million five-year syndicated credit agreement (“Credit Agreement”) which is secured by 100% of the voting equity securities of HSNi U.S. subsidiaries and 65% of HSNi first-tier foreign subsidiaries. This Credit Agreement replaced the credit agreement that was set to expire in July 2013. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the Credit Agreement. The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million delayed draw term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. The term loan must be drawn by December 31, 2012. HSNi capitalized $5.5 million in financing costs related to the Credit Agreement and is amortizing these costs to interest expense over the Credit Agreement’s five-year life.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of June 30, 2012, with a leverage ratio of 0.79x and an interest coverage ratio of 10.10x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%. HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi’s leverage ratio (the initial LIBOR margin was 1.50%). HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the undrawn portion of the delayed draw term loan and unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility. As of June 30, 2012, there were $21.8 million of outstanding letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of June 30, 2012, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $328.2 million. As of June 30, 2012, there was no outstanding balance due under the revolving credit facility.

On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes are unsecured and subordinated to all of HSNi’s secured debt. On June 4, 2012, HSNi announced that it had given an irrevocable Notice of Redemption for the Senior Notes. The Senior Notes were redeemed on August 1, 2012, at 105.625% of the principal amount plus accrued and unpaid interest to the redemption date, at which time the Senior Notes were no longer deemed to be outstanding, interest ceased to accrue thereon and all rights of the holder of the Senior Notes ceased to exist, except for the right to receive the redemption price. HSNi drew $250 million from its term loan on July 31, 2012 to fund the redemption and used its cash on hand for the balance. The 11.25% Senior Notes are classified as long-term as of June 30, 2012, as HSNi has both the intent and ability to refinance the borrowings under existing long-term financing agreements. HSNi expects to report approximately $18.3 million in pre-tax charges associated with redemption of the Senior Notes in the third quarter of 2012. These charges will result from the redemption premium of $13.5 million with the balance of $4.8 million related to the write-off of unamortized issuance costs and original issue discount.

NOTE 9—FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. HSNi applies the following framework for measuring fair value which is based on a three-level hierarchy:

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 – Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi’s other financial assets and liabilities which are carried at cost (in thousands):

	June 30, 2012
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$255,000	$255,000	$—	$—
Term Loan	—	—	—	—	—

	December 31, 2011
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$264,000	$264,000	$—	$—
Term Loan	—	—	—	—	—

	June 30, 2011
			Fair Value Measurement Category
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Senior Notes	$240,000	$270,000	$270,000	$—	$—
Term Loan	69,841	69,566	—	—	69,566

The fair value of the Senior Notes is based upon quoted market information (level 1 criteria) and the fair value of the term loan is based upon discounted cash flows (level 3 criteria).

As of June 30, 2012, the assets and liabilities of The Territory Ahead were considered a disposal group held for sale. During the three months ended June 30, 2012, an impairment charge of $5.3 million ($3.3 million net of tax) was recorded to reduce the carrying value of the net assets to their estimated net realizable value. See Note 10 – Discontinued Operations for further discussion of this impairment charge.

HSNi measures certain assets, such as intangible assets and property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the three months ended June 30, 2012 and 2011, there were no assets, other than The Territory Ahead disposal group, that were required to be recorded at fair value as no impairment indicators were present.

NOTE 10—DISCONTINUED OPERATIONS

During the second quarter of 2012, Cornerstone completed the sale of substantially all of the assets and certain liabilities of Smith+Noble, a brand specializing in window treatments. The total consideration from the sale was $5.5 million. Cornerstone recorded an after-tax gain on the sale of $0.1 million, which is included in “Loss on sale of discontinued operations, net of tax” in the accompanying consolidated statements of operations. HSNi does not expect to have any significant continuing involvement or cash flows from Smith+Noble; therefore, the results of operations for Smith+Noble are presented separately as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented, and the cash flows from Smith+Noble are presented separately as discontinued operations in the consolidated statements of cash flows for all periods presented.

During the second quarter of 2012, Cornerstone initiated a formal plan to divest The Territory Ahead, a brand specializing in casual apparel for men and women, as it was determined that the brand was no longer consistent with Cornerstone’s long-term strategic objectives. On July 1, 2012, substantially all of the assets and certain liabilities of The Territory Ahead were sold for approximately $1.1 million. HSNi does not expect to have any significant continuing involvement or cash flows from The Territory Ahead after it is sold. HSNi concluded that it has met the criteria for presenting The Territory Ahead as held for sale and as discontinued operations as of June 30, 2012. Accordingly, the results of operations for The Territory Ahead are presented separately as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented, and the cash flows from The Territory Ahead are presented separately as discontinued operations in the consolidated statements of cash flows for all periods presented. An impairment charge of $5.3 million, or $3.3 million net of taxes, was recorded in the second quarter of 2012 to reduce the carrying value of the net assets to their estimated net realizable value and is included in “Loss on sale of discontinued operations, net of tax” in the accompanying statements of operations. The assets, net of impairment charges, and liabilities of The Territory Ahead have been reclassified and included in “Prepaid expenses and other current assets” and “Accrued expenses and other current liabilities” as of June 30, 2012 in the accompanying balance sheet.

The following table reflects the results of Smith+Noble and The Territory Ahead that are reported as discontinued operations for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$18,143	$25,876	$40,153	$50,643

Loss before income taxes	$(2,715)	$(948)	$(4,519)	$(2,584)
Income tax benefit	1,025	358	1,711	974

Net loss	$(1,690)	$(590)	$(2,808)	$(1,610)

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

NOTE 12—SHAREHOLDERS’ EQUITY

Share Repurchase Program

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the three months ended June 30, 2012, HSNi acquired under the program approximately 2.8 million shares of our outstanding common stock for $104.4 million at an average price of $37.80 per share, which were immediately retired upon purchase. As of June 30, 2012, approximately 5.3 million shares remained authorized for repurchase under the program.

Dividend Policy

Effective May 1, 2012, HSNi’s Board of Directors approved a cash dividend of $0.125 per common share. The dividend was paid on June 20, 2012 to HSNi’s record holders as of June 6, 2012.

Effective August 1, 2012, HSNi’s Board of Directors approved a cash dividend of $0.125 per common share. The dividend will be paid on September 19, 2012 to HSNi’s record holders as of September 5, 2012.

NOTE 13—ACQUISITION

On April 2, 2012, HSNi, through Cornerstone, acquired substantially all of the assets and liabilities of Chasing Fireflies, LLC, a leading direct-to-consumer premium children’s and family lifestyle brand. The purchase price was $22.9 million in cash and contingent consideration valued at $6.5 million as of the acquisition date. The acquisition has been accounted for as a business combination and the total purchase consideration has been assigned to the assets acquired, primarily inventory and other assets totaling $8.6 million and liabilities assumed totaling $2.6 million, at their estimated fair value as of the acquisition date. The allocation of the identifiable intangible assets and goodwill includes $13.5 million primarily for tradenames and customer relationships and $9.9 million for goodwill. Proforma information has not been presented for this acquisition as it was not material to HSNi’s consolidated results of operations or financial position.

NOTE 14—SUBSEQUENT EVENTS

Sale of Business

On July 1, 2012, Cornerstone sold substantially all of the assets and certain liabilities of The Territory Ahead for approximately $1.1 million. HSNi does not expect to have any significant continuing involvement or cash flows from The Territory Ahead. See Note 10 – Discontinued Operations for further discussion of the sale.

Draw of Term Loan and Redemption of Senior Notes

On July 31, 2012, HSNi drew down $250 million from its term loan under the credit facility expiring April 24, 2017 to fund the redemption of the Senior Notes. On August 1, 2012, HSNi redeemed the Senior Notes, which had an outstanding principal balance of $240 million at 105.625% of the principal amount plus accrued and unpaid interest through the redemption date. HSNi anticipates approximately $18.3 million in pre-tax charges associated with the redemption of the Senior Notes in the third quarter of 2012. The $18.3 million in charges will result from the redemption premium of $13.5 million and $4.8 million related to the write-off of unamortized issuance costs and original issue discount.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	Change	2011	2012	Change	2011
	(Dollars in thousands)			(Dollars in thousands)
HSN	$501,943	4%	$481,994	$1,043,875	4%	$1,008,168
Cornerstone	265,244	11%	239,070	461,220	12%	412,110

Total net sales	$767,187	6%	$721,064	$1,505,095	6%	$1,420,278

HSNi’s net sales in the second quarter of 2012 increased 6%, or $46.1 million, compared to the prior year due to a 4% increase at HSN and an 11% increase at Cornerstone. Digital sales grew 12% in 2012 representing 43.4% of HSNi’s net sales compared to 41.1% in the prior year. The number of units shipped in the second quarter of 2012 increased 9% to 13.5 million from 12.4 million and the average price point decreased 3% to $64.54 from $66.42.

HSNi net sales in the six months ended June 30, 2012 increased 6%, or $84.8 million, compared to the prior year due to a 4% increase at HSN and a 12% increase at Cornerstone. The number of units shipped in the first half of 2012 increased 6% to 26.6 million and the average price point decreased 1% to $64.75. Digital sales grew 12% in the first half of 2012 representing 43.0% of HSNi’s net sales compared to 40.6% in the prior year.

HSN

Net sales for HSN in the second quarter of 2012 increased 4%, or $19.9 million, driven by sales growth in home design, housewares, beauty and fashion, offset by lower sales in electronics. Digital sales grew 8% with penetration increasing 120 basis points to 33.8%, up from 32.6% in the prior year. Average price point declined 5% and units shipped increased 10% primarily due to changes in product mix. The return rate increased 50 basis points to 19.9% from 19.4%.

Net sales for HSN in the six months ended June 30, 2012 increased 4%, or $35.7 million, driven by sales growth in home design and beauty, offset by lower sales in electronics. Digital sales grew 8% with penetration increasing 150 basis points to 34.4%, up from 32.9% in the prior year. Average price point declined 4% and units shipped increased 6% primarily due to changes in product mix. The return rate decreased 50 basis points to 19.6% from 20.1%.

Divisional product mix at HSN is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Jewelry	14.9%	15.3%	14.5%	14.7%
Fashion (apparel & accessories)	14.8%	14.5%	13.8%	14.1%
Beauty & wellness	19.8%	19.7%	19.0%	18.3%
Home & other (including housewares, home design, electronics, culinary, fitness and other)	50.5%	50.5%	52.7%	52.9%

Total	100.0%	100.0%	100.0%	100.0%

Cornerstone

Net sales for Cornerstone in the second quarter of 2012 increased 11%, or $26.2 million, primarily due to strength in the home brands. Sales declines in the apparel brands were offset by the acquisition of Chasing Fireflies. Digital sales grew 17% with penetration increasing 330 basis points to 61.7%. The return rate decreased 120 basis points to 13.3% from 14.5% and catalog circulation increased 9% compared to the prior year.

Net sales for Cornerstone in the six months ended June 30, 2012 increased 12%, or $49.1 million, primarily due to strength in the home brands. Sales declines in the apparel brands were partially offset by the acquisition of Chasing Fireflies in the second quarter of 2012. Digital sales grew 18% with penetration increasing 330 basis points to 62.6%, up from 59.3% in the prior year. Catalog circulation increased 14% compared to the prior year.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost of products sold, shipping and handling costs and employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Change		2011	2012	Change		2011
Gross profit:	(Dollars in thousands)				(Dollars in thousands)
HSN	$181,725	5%		$173,666	$370,104	5%		$350,837
HSN gross profit margin	36.2%	20	bp	36.0%	35.5%	70	bp	34.8%

Cornerstone	$111,723	11%		$100,318	$190,258	15%		$166,014
Cornerstone gross profit margin	42.1%	10	bp	42.0%	41.3%	100	bp	40.3%

HSNi	$293,448		7%	$273,984	$560,362	8%		$516,851
HSNi gross profit margin	38.2%	20	bp	38.0%	37.2%	80	bp	36.4%

bp = basis points

HSN

Gross profit for HSN in the second quarter of 2012 increased 5%, or $8.1 million, compared to the prior year. Gross profit margin improved 20 basis points to 36.2% compared to 36.0%. The margin increase was primarily attributable to the product mix shift and lower transaction costs, partially offset by an increase in shipping and handling promotions.

Gross profit for HSN in the six months ended June 30, 2012 increased 5%, or $19.3 million, compared to the prior year. Gross profit margin improved 70 basis points to 35.5% from 34.8%. The margin increase was primarily attributable to the product mix shift and lower transaction costs, partially offset by an increase in shipping and handling promotions.

Cornerstone

Gross profit for Cornerstone in the second quarter of 2012 increased 11%, or $11.4 million, compared to the prior year. Gross profit margin improved 10 basis points to 42.1% from 42.0%. The margin was positively impacted by lower inbound freight costs in the home brands, offset by increased promotional activity.

Gross profit for Cornerstone in the six months ended June 30, 2012 increased 15%, or $24.2 million, compared to the prior year. Gross profit margin improved 100 basis points to 41.3% from 40.3%. The margin increase was primarily attributable to lower inbound freight costs in the home brands and leverage over fixed warehousing costs, partially offset by increased promotional activity.

Selling and Marketing Expense

Selling and marketing expense consists primarily of advertising and promotional expenditures, employee-related costs (including stock-based compensation) for personnel engaged in customer service, sales, merchandising, production and programming functions and on-air distribution costs. Advertising and promotional expenditures primarily include catalog production and distribution costs and online marketing, including fees paid to search engines and third-party distribution partners.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Change		2011	2012	Change		2011
	(Dollars in thousands)				(Dollars in thousands)
HSN	$93,454	6%		$88,432	$187,000	4%		$179,764
As a percentage of HSN net sales	18.6%	30	bp	18.3%	17.9%	10	bp	17.8%

Cornerstone	$73,013	13%		$64,499	$131,183	16%		$113,466
As a percentage of Cornerstone net sales	27.5%	50	bp	27.0%	28.4%	90	bp	27.5%

HSNi	$166,467	9%		$152,931	$318,183	9%		$293,230
As a percentage of HSNi net sales	21.7%	50	bp	21.2%	21.1%	50	bp	20.6%

HSNi’s selling and marketing expense in the second quarter of 2012 increased 9%, or $13.5 million, and was 21.7% of net sales compared to 21.2% in the prior year. The increase in expense is primarily due to additional expenses incurred for catalog production and distribution costs associated with a 9% increase in Cornerstone’s catalog circulation, an increase in employee-related costs primarily due to increased headcount and investments in digital marketing.

HSNi’s selling and marketing expense in the six months ended June 30, 2012 increased 9%, or $25.0 million, and was 21.1% of net sales compared to 20.6% in the prior year. The increase in expense is primarily due to additional expenses incurred for catalog production and distribution costs associated with a 14% increase in Cornerstone’s catalog circulation, an increase in employee-related costs primarily due to increased headcount and investments in digital marketing.

General and Administrative Expense

General and administrative expense consists primarily of employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debt expense; facilities costs; and fees for professional services.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Change		2011	2012	Change		2011
	(Dollars in thousands)				(Dollars in thousands)
HSN	$38,345	2%		$37,443	$79,157	5%		$75,315
As a percentage of HSN net sales	7.6%	(20	bp)	7.8%	7.6%	10	bp	7.5%

Cornerstone	$13,705	(2%)		$13,980	$27,866	4%		$26,732
As a percentage of Cornerstone net sales	5.2%	(60	bp)	5.8%	6.0%	(50	bp)	6.5%

HSNi	$52,050	1%		$51,423	$107,023	5%		$102,047
As a percentage of HSNi net sales	6.8%	(30	bp)	7.1%	7.1%	(10	bp)	7.2%

HSNi’s general and administrative expense for the second quarter of 2012 increased 1%, or $0.6 million, and was 6.8% of net sales compared to 7.1% in the prior year.

HSNi’s general and administrative expense in the six months ended June 30, 2012 increased 5%, or $5.0 million, and was 7.1% of net sales compared to 7.2% in the prior year. The increase in expense is primarily due to technology and employee-related costs and an increase in bad debt expense due to higher usage of our Flexpay extended payment program at HSN.

Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Change		2011	2012	Change		2011
	(Dollars in thousands)				(Dollars in thousands)
HSN	$6,609	(5%)		$6,976	$13,174	(7%)		$14,174
Cornerstone	2,980	54%		1,936	5,381	40%		3,834

HSNi	$9,589	8%		$8,912	$18,555	3%		$18,008

As a percentage of HSNi net sales	1.2%	0	bp	1.2%	1.2%	(10	bp)	1.3%

HSNi’s depreciation and amortization in the second quarter of 2012 increased 8%, or $0.7 million, and was 1.2% of net sales, consistent with the prior year. The increase in depreciation and amortization is primarily due to depreciation recognized on a new Cornerstone warehouse facility and amortization of intangibles acquired in the second quarter related to the Chasing Fireflies acquisition, partially offset by certain fixed assets becoming fully depreciated during the period. Depreciation for the six months ended June 30, 2012 increased 3%, or $0.5 million, and was 1.2% of net sales compared to 1.3% in the prior year.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. The definition of Adjusted EBITDA and its reconciliation to operating income for HSNi’s operating segments and to HSNi’s consolidated net income are in Note 4 of the Notes to Consolidated Financial Statements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Change		2011	2012	Change		2011
	(Dollars in thousands)				(Dollars in thousands)
HSN	$52,709	2%		$51,624	$110,031	6%		$103,822
As a percentage of HSN net sales	10.5%	(20	bp)	10.7%	10.5%	20	bp	10.3%

Cornerstone	$26,903	8%		$25,012	$35,849	15%		$31,147
As a percentage of Cornerstone net sales	10.1%	(40	bp)	10.5%	7.8%	20	bp	7.6%

HSNi	$79,612	4%		$76,636	$145,880	8%		$134,969
As a percentage of HSNi net sales	10.4%	(20	bp)	10.6%	9.7%	20	bp	9.5%

HSNi’s Adjusted EBITDA in the second quarter of 2012 increased 4%, or $3.0 million, and was 10.4% of net sales compared to 10.6% in the prior year. The increase in HSNi’s Adjusted EBITDA is primarily due to a 6% increase in net sales, partially offset by an 8% increase in operating expenses (excluding non-cash charges). HSN’s Adjusted EBITDA increased 2%, or $1.1 million, primarily due to a 4% increase in net sales, offset by a 6% increase in operating expenses (excluding non-cash charges) primarily for employee-related costs, digital marketing and investments in technology. Cornerstone’s Adjusted EBITDA increased 8%, or $1.9 million, primarily due to an 11% increase in net sales, partially offset by a 13% increase in operating expenses (excluding non-cash charges) primarily for catalog production and distribution costs, additional expenses related to Chasing Fireflies and advertising and digital marketing costs.

HSNi’s Adjusted EBITDA in the six months ended June 30, 2012 increased 8%, or $10.9 million, and was 9.7% of net sales compared to 9.5% in the prior year. The increase in Adjusted EBITDA is primarily due to a 6% increase in net sales and an 80 basis point improvement in gross profit margin, partially offset by a 9% increase in operating expenses (excluding non-cash charges). HSN’s Adjusted EBITDA increased 6%, or $6.2 million, primarily due to a 4% increase in net sales and a 70 basis point improvement in gross profit margin, partially offset by an increase in operating expenses for employee-related costs, digital marketing and investments in technology. Cornerstone’s Adjusted EBITDA increased 15%, or $4.7 million, primarily due to a 12% increase in net sales and a 100 basis point improvement in gross profit margin, partially offset by an increase in operating expenses, primarily for catalog production and distribution costs, advertising and digital marketing costs and the additional expenses related to Chasing Fireflies.

Operating Income

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Change		2011	2012	Change		2011
	(Dollars in thousands)				(Dollars in thousands)
HSN	$43,317	6%		$40,815	$90,773	11%		$81,584
As a percentage of HSN net sales	8.6%	10	bp	8.5%	8.7%	60	bp	8.1%

Cornerstone	$22,025	11%		$19,903	$25,828	17%		$21,982
As a percentage of Cornerstone net sales	8.3%	0	bp	8.3%	5.6%	30	bp	5.3%

HSNi	$65,342	8%		$60,718	$116,601	13%		$103,566
As a percentage of HSNi net sales	8.5%	10	bp	8.4%	7.7%	40	bp	7.3%

HSNi’s operating income in the second quarter of 2012 increased 8%, or $4.6 million, and was 8.5% of net sales compared to 8.4% in the prior year. The increase is primarily due to 6% growth in net sales, partially offset by a 7% increase in operating expenses primarily for investments in Cornerstone’s catalog circulation, investments in digital marketing and technology and employee-related costs.

HSNi’s operating income in the six months ended June 30, 2012 increased 13%, or $13.0 million, and was 7.7% of net sales compared to 7.3% in the prior year. The increase is primarily due to a 6% increase in net sales and an 80 basis point increase in gross profit margin, partially offset by an increase in operating expenses primarily for investments in Cornerstone’s catalog circulation, investments in digital marketing and technology and employee-related costs.

Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Change		2011	2012	Change		2011
	(Dollars in thousands)				(Dollars in thousands)
Interest income	$291	54%		$189	$489	36%		$359
Interest expense	(8,140)	3%		(7,928)	(15,673)	(2%)		(15,979)

Other expense, net	$(7,849)	1%		$(7,739)	$(15,184)	(3%)		$(15,620)

As a percentage of HSNi net sales	1.0%	(10	bp)	1.1%	1.0%	(10	bp)	1.1%

Interest expense primarily relates to the $240 million of Senior Notes and the five-year term loan which were issued in the third quarter of 2008. Interest expense in the second quarter of 2012 increased 3%, or $0.2 million, due to the write off of unamortized debt issuance costs related to the terminated credit facility, partially offset by the interest savings from repaying the term loan in 2011.

Interest expense in the six months ended June 30, 2012 decreased 2%, or $0.3 million, due to the interest savings from repaying the term loan in 2011, partially offset by the write off of unamortized debt issuance costs related to the credit facility that was terminated in April 2012.

Income Tax Provision

For the three and six months ended June 30, 2012, HSNi recorded a tax provision of $21.9 million and $38.5 million, respectively, which represents effective tax rates of 38.1% and 38.0%, respectively. For the three and six months ended June 30, 2011, HSNi recorded a tax provision of $20.4 million and $34.1 million, respectively, which represents effective tax rates of 38.5% and 38.8%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

Discontinued Operations

During the second quarter of 2012, Cornerstone completed the sale of substantially all of the assets and certain liabilities of Smith+Noble, a brand specializing in window treatments. The total consideration from the sale was $5.5 million. Cornerstone recorded an after-tax gain on the sale of $0.1 million, which is included in “Loss on sale of discontinued operations, net of tax” in the accompanying consolidated statements of operations. The operating results for Smith+Noble are included in “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented.

During the second quarter of 2012, Cornerstone initiated a formal plan to divest The Territory Ahead, a brand specializing in casual apparel for men and women, as it was determined that the brand was no longer consistent with Cornerstone’s long-term strategic objectives. On July 1, 2012, substantially all of the assets and certain liabilities of The Territory Ahead were sold for approximately $1.1 million. The operating results for The Territory Ahead are included in “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented. An impairment charge of $3.3 million, net of taxes, was recorded in the second quarter of 2012 to reduce the carrying value of the net assets to their estimated net realizable value and is included in “Loss on sale of discontinued operations, net of tax” in the accompanying statements of operations.

Net sales for Smith+Noble and The Territory Ahead for the year ended December 31, 2011 were $107.8 million. Loss before income taxes for Smith+Noble and The Territory Ahead for the year ended December 31, 2011 was $7.4 million, which included impairment charges of $3.0 million recognized in the fourth quarter of 2011.

Liquidity and Capital Resources

As of June 30, 2012, HSNi had $181.3 million of cash and cash equivalents compared to $381.8 million as of December 31, 2011 and $337.4 million as of June 30, 2011.

Net cash used in operating activities from continuing operations for the six months ended June 30, 2012 was $3.0 million, compared to $1.8 million in the same period last year.

Net cash used in investing activities from continuing operations for the six months ended June 30, 2012 was $36.9 million resulting from the acquisition of Chasing Fireflies and capital expenditures for investments in information technology and warehouse improvements, partially offset by the proceeds received for the sale of Smith+Noble. Net cash used in investing activities from continuing operations in 2011 of $19.6 million was primarily for investments in information technology and headquarter renovations.

Net cash used in financing activities from continuing operations for the six months ended June 30, 2012 was $156.0 million and was primarily for $143.7 million of repurchases of our common stock. HSNi also paid two cash dividends of $0.125 per common share resulting in a $14.3 million payment during the six months ended June 30, 2012. Additionally, in 2012 HSNi had an inflow of $15.2 million for excess tax benefits from stock-based awards and a net outflow of $8.6 million for the issuance of common stock (which included $14.0 million used to cover withholding taxes for our stock-based awards offset by $5.4 million of cash proceeds from stock option exercises).

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2011 was $6.1 million and was primarily due to $5.4 million of excess tax benefits from stock-based awards. Additionally, in the first half of 2011, HSNi had an inflow of $0.6 million for the issuance of common stock (which included $6.0 million of cash proceeds from stock option exercises offset by $5.4 million used to cover withholding taxes for our stock-based awards).

Net cash used in discontinued operations for the six months ended June 30, 2012 and 2011 was $4.6 million and $1.5 million, respectively, and relates primarily to the operating activities of Smith+Noble and The Territory Ahead, divested brands in the Cornerstone portfolio. Smith+Noble was sold in May 2012 and The Territory Ahead was sold on July 1, 2012. HSNi does not expect future cash flows associated with discontinued operations to be material.

On April 24, 2012, HSNi entered into a $600 million five-year syndicated credit agreement (“Credit Agreement”) which is secured by 100% of the voting equity securities of HSNi U.S. subsidiaries and 65% of HSNi first-tier foreign subsidiaries. This Credit Agreement replaced a credit agreement that was set to expire in July 2013. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the Credit Agreement. The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million delayed draw term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. The term loan must be drawn by December 31, 2012. HSNi capitalized $5.5 million in financing costs related to the Credit Agreement and is amortizing these costs to interest expense over the Credit Agreement’s five-year life.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities for similarly rated borrowers including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of June 30, 2012, with a leverage ratio of 0.79x and an interest coverage ratio of 10.10x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%. HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi’s leverage ratio (the initial LIBOR margin was 1.50%). HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the undrawn portion of the delayed draw term loan and unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility. As of June 30, 2012, there were $21.8 million of outstanding letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of June 30, 2012, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $328.2 million. As of June 30, 2012, there was no outstanding balance due under the revolving credit facility.

On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes are unsecured and subordinated to all of HSNi’s secured debt. On June 4, 2012, HSNi announced that it had given an irrevocable Notice of Redemption for the Senior Notes. The Senior Notes were redeemed on August 1, 2012, at 105.625% of the principal amount plus accrued and unpaid interest to the redemption date, at which time the Senior Notes were no longer deemed to be outstanding, interest ceased to accrue thereon and all rights of the holder of the Senior Notes ceased to exist, except for the right to receive the redemption price. HSNi drew $250 million from its term loan on July 31, 2012 to fund the redemption and used its cash on hand for the balance. HSNi expects to report approximately $18.3 million in pre-tax charges associated with redemption of the Senior Notes in the third quarter of 2012. The $18.3 million in charges will result from the redemption premium of $13.5 million and $4.8 million related to the write-off of unamortized issuance costs and original issue discount.

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

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the six months ended of June 30, 2012, HSNi repurchased approximately 3.9 million shares at a cost of $145.7 million, or an average cost of $37.49 per share. As of June 30, 2012, approximately 5.3 million shares remained authorized for repurchase under the program.

Effective August 1, 2012, HSNi’s Board of Directors approved a cash dividend of $0.125 per common share. The dividend will be paid on September 19, 2012 to HSNi’s record holders as of September 5, 2012.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2012. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2012, we repurchased approximately 2.8 million shares at an average price of $37.80 per share. Below is a summary of our common stock repurchases during the first quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2012 - April 30, 2012	644,800	$37.31	644,800	7,440,090
May 1, 2012 - May 31, 2012	1,434,803	37.37	1,434,803	6,005,287
June 1, 2012 - June 30, 2012	682,079	39.17	682,079	5,323,208

	2,761,682	$37.80	2,761,682

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes are unsecured and subordinated to all of HSNi’s secured debt. On June 4, 2012, HSNi announced that it had given an irrevocable Notice of Redemption for the Senior Notes. The Senior Notes were redeemed on August 1, 2012, at 105.625% of the principal amount plus accrued and unpaid interest to the redemption date, at which time the Senior Notes were no longer deemed to be outstanding, interest ceased to accrue thereon and all rights of the holder of the Senior Notes ceased to exist, except for the right to receive the redemption price. HSNi drew $250 million from its term loan on July 31, 2012 to fund the redemption and used its cash on hand for the balance.

Item 6.	Exhibits

Exhibit Number	Description	Location

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

101	The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of June 30, 2012, December 31, 2011 and June 30, 2011, (iii) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011, and (iv) Notes to the Consolidated Financial Statements.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2012

HSN, INC.

By:	/s/ JUDY A. SCHMELING
Judy A. Schmeling Executive Vice President and Chief Financial Officer