Form 10-Q
period 2012-09-30
HSN, Inc.
filed 2012-10-31
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 26, 2012, the registrant had 54,253,133 shares of common stock, $0.01 par value per share, outstanding.

HSN, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$778,769	$727,110	$2,283,864	$2,147,387
Cost of sales	493,253	465,388	1,437,986	1,368,814

Gross profit	285,516	261,722	845,878	778,573

Operating expenses:
Selling and marketing	163,169	150,141	481,351	443,371
General and administrative	63,341	53,890	170,364	155,937
Depreciation and amortization	9,694	8,443	28,250	26,451

Total operating expenses	236,204	212,474	679,965	625,759

Operating income	49,312	49,248	165,913	152,814

Other income (expense):
Interest income	59	80	313	325
Interest expense	(3,738)	(7,928)	(18,858)	(23,793)
Loss on debt extinguishment	(18,309)	—	(18,627)	—

Total other expense, net	(21,988)	(7,848)	(37,172)	(23,468)

Income from continuing operations before income taxes	27,324	41,400	128,741	129,346
Income tax provision	(9,766)	(15,772)	(48,284)	(49,861)

Income from continuing operations	17,558	25,628	80,457	79,485
Income (loss) from discontinued operations, net of tax	128	(1,324)	(5,854)	(2,934)

Net income	$17,686	$24,304	$74,603	$76,551

Income from continuing operations per share
Basic	$0.32	$0.44	$1.41	$1.36
Diluted	$0.31	$0.42	$1.37	$1.31
Net income per share
Basic	$0.32	$0.41	$1.31	$1.31
Diluted	$0.31	$0.40	$1.27	$1.26
Shares used in computing earnings per share
Basic	55,476	58,854	56,913	58,574
Diluted	57,085	60,813	58,524	60,646

Dividends declared per common share	$0.125	$0.125	$0.375	$0.125

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$129,938	$381,808	$340,093
Accounts receivable, net of allowance of $11,840, $13,127 and $12,877, respectively	178,144	222,583	153,198
Inventories	391,316	296,460	347,801
Deferred income taxes	22,640	24,302	22,801
Prepaid expenses and other current assets	54,022	44,966	53,405

Total current assets	776,060	970,119	917,298
Property and equipment, net	159,026	158,434	154,658
Intangible assets, net	267,466	258,048	260,248
Goodwill	9,858	—	—
Other non-current assets	6,753	8,372	9,397

TOTAL ASSETS	$1,219,163	$1,394,973	$1,341,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$233,904	$270,227	$205,923
Current maturities of long-term debt	6,250	—	69,841
Accrued expenses and other current liabilities	170,951	193,991	165,503

Total current liabilities	411,105	464,218	441,267
Long-term debt, net of current maturities	243,750	239,111	239,062
Deferred income taxes	76,051	78,131	75,259
Other long-term liabilities	15,716	23,816	20,759

Total liabilities	746,622	805,276	776,347

Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock, $0.01 par value; 300,000,000 authorized shares; 54,820,212, 58,414,019 and 58,909,983 issued shares at September 30, 2012, December 31, 2011 and September 30, 2011, respectively	548	584	589
Additional paid-in capital	1,988,389	2,180,112	2,202,183
Accumulated deficit	(1,516,396)	(1,590,999)	(1,637,518)

Total shareholders’ equity	472,541	589,697	565,254

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,219,163	$1,394,973	$1,341,601

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2010	—	$—	57,967	$580	$2,189,952	$(1,714,069)	$476,463
Comprehensive income						123,070	123,070
Stock-based compensation expense for equity awards	—	—	—	—	18,908	—	18,908
Cash dividend declared on common stock	—	—	—	—	(7,384)	—	(7,384)
Issuance of common stock from stock-based compensation awards, including related tax benefit of $9,330	—	—	1,238	12	6,689	—	6,701
Repurchase of common stock	—	—	(791)	(8)	(28,053)	—	(28,061)

Balance as of December 31, 2011	—	—	58,414	584	2,180,112	(1,590,999)	589,697
Comprehensive income	—	—	—	—	—	74,603	74,603
Stock-based compensation expense for equity awards	—	—	—	—	11,290	—	11,290
Cash dividend declared on common stock	—	—	—	—	(21,272)	—	(21,272)
Issuance of common stock from stock-based compensation awards, including related tax benefit of $14,926	—	—	1,191	12	5,563	—	5,575
Repurchase of common stock	—	—	(4,785)	(48)	(187,304)	—	(187,352)

Balance as of September 30, 2012	—	$—	54,820	$548	$1,988,389	$(1,516,396)	$472,541

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities attributable to continuing operations:
Net income	$74,603	$76,551
Loss from discontinued operations, net of tax	(5,854)	(2,934)

Income from continuing operations	80,457	79,485
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization	28,250	26,451
Stock-based compensation expense	15,278	19,392
Loss on debt extinguishment	18,627	—
Amortization of debt issuance costs	1,491	1,927
Deferred income taxes	(418)	1,056
Bad debt expense	16,547	14,632
Excess tax benefits from stock-based awards	(16,162)	(6,067)
Other	491	2,002
Changes in current assets and liabilities:
Accounts receivable	27,182	28,417
Inventories	(96,497)	(47,627)
Prepaid expenses and other assets	(10,819)	(11,169)
Accounts payable, accrued expenses and other liabilities	(59,322)	(94,618)

Net cash provided by operating activities attributable to continuing operations	5,105	13,881

Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(28,230)	(27,580)
Aquisition of business, net of cash received	(22,875)	—
Proceeds from sale of discontinued operations	6,580	—

Net cash used in investing activities attributable to continuing operations	(44,525)	(27,580)

Cash flows from financing activities attributable to continuing operations:
Redemption of Senior Notes	(253,500)	—
Borrowing under term loan	250,000	—
Payments of debt issuance costs	(4,607)	—
Repurchase of common stock	(184,652)	—
Cash dividends paid	(21,272)	—
Proceeds from issuance of common stock	6,357	7,565
Tax withholdings related to stock-based awards	(15,482)	(7,291)
Excess tax benefits from stock-based awards	16,162	6,067

Net cash (used in) provided by financing activities attributable to continuing operations	(206,994)	6,341

Total cash used in continuing operations	(246,414)	(7,358)
Cash flows from discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(5,294)	(6,665)
Net cash used in investing activities attributable to discontinued operations	(162)	(143)

Total cash used in discontinued operations	(5,456)	(6,808)

Net decrease in cash and cash equivalents	(251,870)	(14,166)
Cash and cash equivalents at beginning of period	381,808	354,259

Cash and cash equivalents at end of period	$129,938	$340,093

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HSN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION

Company Overview

HSN, Inc. (“HSNi”) is an interactive multichannel retailer that markets and sells a wide range of third party and private label merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements, and TravelSmith; (iii) websites, which consist of HSN.com and the eight branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile devices. HSNi’s television home shopping business, related digital sales and outlet stores are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.” Smith+Noble, a Cornerstone brand that specializes in window treatments, was sold in May 2012 and The Territory Ahead, a Cornerstone brand that specializes in casual apparel, was sold in July 2012.

HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & wellness, and home & other (including household, home design, electronics, culinary, fitness and other). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, home décor, tabletop, textiles, window treatments and other home related goods) and apparel & accessories.

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

NOTE 3—PROPERTY AND EQUIPMENT

The balance of property and equipment, net, is as follows (in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Capitalized software	$201,513	$197,842	$205,536
Computer and broadcast equipment	95,176	93,364	94,515
Buildings and leasehold improvements	96,180	93,941	93,593
Furniture and other equipment	78,918	75,185	74,954
Projects in progress	7,677	8,881	10,018
Land and land improvements	10,646	10,962	10,739

	490,110	480,175	489,355
Less: accumulated depreciation and amortization	(331,084)	(321,741)	(334,697)

Total property and equipment, net	$159,026	$158,434	$154,658

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

HSNi’s primary metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (1) non-cash charges including: (a) stock-based compensation expense, (b) amortization of intangibles, (c) depreciation and gains and losses on asset dispositions, and (d) goodwill, long-lived asset and intangible asset impairments; (2) pro forma adjustments for significant acquisitions; and (3) other significant items. Significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, thereby affecting the comparability of results. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail and media industries. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s consolidated statements of operations of certain expenses, including stock-based compensation, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting expenses and other significant items.

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$56,790	$14,969	$71,759	$51,803	$13,040	$64,843
Stock-based compensation expense	(2,771)	(1,857)	(4,628)	(2,792)	(3,317)	(6,109)
Depreciation and amortization	(6,665)	(3,029)	(9,694)	(6,614)	(1,829)	(8,443)
Sales tax settlement	—	(7,750)	(7,750)	—	—	—
Loss on disposition of fixed assets	(374)	(1)	(375)	(1,043)	—	(1,043)

Operating income	$46,980	$2,332	49,312	$41,354	$7,894	49,248

Total other expense, net			(21,988)			(7,848)

Income from continuing operations before income taxes			27,324			41,400
Income tax provision			(9,766)			(15,772)

Income from continuing operations			17,558			25,628
Income (loss) from discontinued operations, net of tax			128			(1,324)

Net income			$17,686			$24,304

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$166,821	$50,819	$217,640	$155,624	$44,189	$199,813
Stock-based compensation expense	(8,810)	(6,468)	(15,278)	(10,750)	(8,642)	(19,392)
Depreciation and amortization	(19,839)	(8,411)	(28,250)	(20,788)	(5,663)	(26,451)
Sales tax settlement	—	(7,750)	(7,750)	—	—	—
Loss on disposition of fixed assets	(418)	(31)	(449)	(1,148)	(8)	(1,156)

Operating income	$137,754	$28,159	165,913	$122,938	$29,876	152,814

Total other expense, net			(37,172)			(23,468)

Income from continuing operations before income taxes			128,741			129,346
Income tax provision			(48,284)			(49,861)

Income from continuing operations			80,457			79,485
Loss from discontinued operations, net of tax			(5,854)			(2,934)

Net income			$74,603			$76,551

The net sales for each of HSNi’s reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales:
HSN	$537,393	$513,013	$1,581,268	$1,521,181
Cornerstone	241,376	214,097	702,596	626,206

Total	$778,769	$727,110	$2,283,864	$2,147,387

NOTE 5—STOCK-BASED AWARDS

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of September 30, 2012, there were approximately 3.2 million shares of common stock available for grants under the Plan.

HSNi can grant restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at or above the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time the underlying RSUs vest once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes for the nine months ended September 30, 2012 and 2011were $15.5 million and $7.3 million, respectively.

During the nine months ended September 30, 2012, HSNi granted approximately 304,000 RSUs and 357,000 SARs. The RSUs have a weighted average fair value of $36.07 and they primarily vest after three years. The SARs have a weighted average exercise price of $35.69, have a fair value of $12.96 and primarily vest ratably over three years. The following are the assumptions used in the Black-Scholes option pricing model to value SARs for the nine months ended September 30, 2012: volatility factor of 46.51%, risk-free interest rate of 0.91%, expected term of 5 years and a dividend yield of 1.40%. Also during the nine months ended September 30, 2012, HSNi granted approximately 50,000 options under the HSN, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) which had a weighted average fair value of $10.13. The following are the assumptions used in the Black-Scholes option pricing model to value options granted under the ESPP for the nine months ended September 30, 2012: volatility factor of 41.69%, risk-free interest rate of 0.10%, expected term of six months and a dividend yield of 1.30%.

During the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable is based on the extent to which certain pre-established performance goals for Cornerstone are achieved during the three-year period ending December 31, 2012. The amount earned pursuant to the award will be measured at the end of the requisite service period and is expected to be settled in shares of HSNi common stock. These equity awards are accounted for as liabilities which are remeasured each reporting period based on the probability of achievement of the performance conditions. As of September 30, 2012, a liability of approximately $16.2 million was recorded for these awards.

Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling and marketing	$932	$1,120	$2,744	$3,480
General and administrative	3,696	4,989	12,534	15,912

Stock-based compensation expense before income taxes	4,628	6,109	15,278	19,392
Income tax benefit	(1,574)	(2,070)	(5,220)	(6,280)

Stock-based compensation expense after income taxes	$3,054	$4,039	$10,058	$13,112

As of September 30, 2012, there was approximately $19.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized over a weighted average period of approximately 1.8 years.

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

For the three and nine months ended September 30, 2012, HSNi recorded a tax provision of $9.8 million and $48.3 million, respectively, which represents effective tax rates of 35.7% and 37.5%, respectively. For the three and nine months ended September 30, 2011, HSNi recorded a tax provision of $15.8 million and $49.9 million, respectively, which represents effective tax rates of 38.1% and 38.5%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

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

The IRS is conducting an examination of HSNi’s consolidated federal income tax return for the year ended December 31, 2010 and began a limited scope examination of HSNi’s consolidated federal income tax return for the year ended December 31, 2011. In addition, various state income tax examinations are in process. We do not anticipate any material adjustments to our tax liabilities resulting from any of these examinations.

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss):
Continuing operations	$17,558	$25,628	$80,457	$79,485
Discontinued operations	128	(1,324)	(5,854)	(2,934)

Net income	$17,686	$24,304	$74,603	$76,551

Weighted average number of shares outstanding:
Basic	55,476	58,854	56,913	58,574
Dilutive effect of non-cash compensation awards	1,609	1,959	1,611	2,072

Diluted	57,085	60,813	58,524	60,646

Net income (loss) per share - basic:
Continuing operations	$0.32	$0.44	$1.41	$1.36
Discontinued operations	0.00	(0.03)	(0.10)	(0.05)

Net income	$0.32	$0.41	$1.31	$1.31

Net income (loss) per share - diluted:
Continuing operations	$0.31	$0.42	$1.37	$1.31
Discontinued operations	0.00	(0.02)	(0.10)	(0.05)

Net income	$0.31	$0.40	$1.27	$1.26

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	731	1,207	807	1,272

NOTE 8—LONG-TERM DEBT

The balance of long-term debt, including current maturities, is as follows (in thousands):

	September 30, 2012	December 31, 2011	September 30, 2011
Secured credit agreement terminated April 24, 2012:
Term loan	$—	$—	$69,841
Revolving credit facility	—	—	—
Secured credit agreement expiring April 24, 2017:
Term loan	250,000	—	—
Revolving credit facility	—	—	—
11.25% Senior Notes due August 1, 2016 redeemed August 1, 2012	—	240,000	240,000
Unamortized original issue discount on Senior Notes	—	(889)	(938)

Total long-term debt	250,000	239,111	308,903
Less: current maturities	(6,250)	—	(69,841)

Long-term debt, net of current maturities	$243,750	$239,111	$239,062

On April 24, 2012, HSNi entered into a $600 million five-year syndicated credit agreement (“Credit Agreement”) which is secured by 100% of the voting equity securities of HSNi’s U.S. subsidiaries and 65% of HSNi’s first-tier foreign subsidiaries. This Credit Agreement replaced the credit agreement that was set to expire in July 2013. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the Credit Agreement. The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million delayed draw term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. HSNi drew $250 million from its term loan on July 31, 2012. HSNi capitalized $5.5 million in financing costs related to the Credit Agreement and is amortizing these costs to interest expense over the Credit Agreement’s five-year life.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of September 30, 2012, with a leverage ratio of 0.80x and an interest coverage ratio of 12.51x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%. HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi’s leverage ratio. The term loan interest rate as of September 30, 2012 was 1.72%. HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility. As of September 30, 2012, there were $33.0 million of outstanding letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of September 30, 2012, the amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $317.0 million. As of September 30, 2012, there was no outstanding balance due under the revolving credit facility.

Aggregate contractual maturities of long-term debt are as follows (in thousands):

2012	$—
2013	9,375
2014	12,500
2015	17,188
2016	18,750
2017	192,187

$250,000

On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes were fully redeemed on August 1, 2012 for $253.5 million, or 105.625% of the principal amount plus accrued and unpaid interest to the redemption date, at which time the Senior Notes were no longer deemed to be outstanding, interest ceased to accrue thereon and all rights of the holders of the Senior Notes ceased to exist, except for the right to receive the redemption price. HSNi drew $250 million from its term loan on July 31, 2012 and used its cash on hand to fund the redemption. HSNi reported approximately $18.3 million in pre-tax charges associated with redemption of the Senior Notes in the third quarter of 2012. These charges resulted from the redemption premium of $13.5 million and $4.8 million related to the write-off of unamortized issuance costs and original issue discount.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi’s other financial assets and liabilities which are carried at cost (in thousands):

	September 30, 2012
	Carrying		Fair Value Measurement Category
	Value	Fair Value	Level 1	Level 2	Level 3
Secured credit agreement expiring April 24, 2017:
Term Loan	$250,000	$250,000	$—	$250,000	$—

December 31, 2011
	Carrying		Fair Value Measurement Category
	Value	Fair Value	Level 1	Level 2	Level 3
Secured credit agreement terminated April 24, 2012:
Term loan	$—	$—	$—	$—	$—
Senior Notes	240,000	264,000	264,000	—	—

	September 30, 2011
	Carrying		Fair Value Measurement Category
	Value	Fair Value	Level 1	Level 2	Level 3
Secured credit agreement terminated April 24, 2012:
Term loan	$69,841	$69,609	$—	$69,609	$—
Senior Notes	240,000	264,000	264,000	—	—

The fair value of the Senior Notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities, as advised by HSNi’s bankers (level 2 criteria).

As of June 30, 2012, the assets and liabilities of The Territory Ahead were considered a disposal group held for sale. During the three months ended June 30, 2012, an impairment charge of $5.9 million ($3.7 million net of tax) was recorded to reduce the carrying value of the net assets to their estimated net realizable value. See Note 10 – Discontinued Operations for further discussion of this impairment charge.

HSNi measures certain assets, such as intangible assets and property and equipment, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the nine months ended September 30, 2012 and 2011, there were no assets, other than The Territory Ahead disposal group, that were required to be recorded at fair value as no impairment indicators were present.

NOTE 10—DISCONTINUED OPERATIONS

In May 2012, Cornerstone completed the sale of substantially all of the assets and certain liabilities of Smith+Noble, a brand specializing in window treatments. The total consideration from the sale was $5.5 million. HSNi does not expect to have any significant continuing involvement or cash flows from Smith+Noble; therefore, the results of operations for Smith+Noble are presented separately as “Income (loss) from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented, and the cash flows from Smith+Noble are presented separately as discontinued operations in the consolidated statements of cash flows for all periods presented. Cornerstone recorded an after-tax loss on the sale of $0.1 million in the second quarter of 2012, which is included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

In July 2012, substantially all of the assets and certain liabilities of The Territory Ahead, a Cornerstone brand specializing in casual apparel for men and women, were sold for approximately $1.1 million. HSNi does not expect to have any significant continuing involvement or cash flows from The Territory Ahead; therefore, the results of operations for The Territory Ahead are presented separately as “Income (loss) from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented, and the cash flows from The Territory Ahead are presented separately as discontinued operations in the consolidated statements of cash flows for all periods presented. An impairment charge of $5.9 million, or $3.7 million net of taxes, was recorded in the second quarter of 2012 to reduce the carrying value of the net assets to their estimated net realizable value and is included in “Income (loss) from discontinued operations, net of tax” in the accompanying statements of operations.

The following table reflects the results of Smith+Noble and The Territory Ahead that are reported as discontinued operations for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$—	$24,127	$40,153	$74,770

Income (loss) from discontinued operations (including loss on sale of $6.0 million recognized in the second quarter of 2012)	$228	$(2,128)	$(9,398)	$(4,712)
Income tax (expense) benefit	(100)	804	3,544	1,778

Net income (loss) from discontinued operations, net of tax	$128	$(1,324)	$(5,854)	$(2,934)

NOTE 11—COMMITMENTS AND CONTINGENCIES

In January 2010, one of HSNi’s direct-to-consumer subsidiaries received a preliminary notification from a state taxing authority alleging that the subsidiary was required to collect and remit sales taxes for the period from September 2002 through August 2009. Also during 2010, the same taxing authority notified two other direct-to-consumer subsidiaries of its intent to conduct sales tax audits for the period from 2004 through 2010. During the third quarter of 2012, HSNi reached a $7.8 million settlement with this state for the three subsidiaries which was paid in the fourth quarter of 2012.

In the ordinary course of business, HSNi is a party to various audits and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, regulatory compliance and other claims. HSNi has established reserves for specific legal or tax compliance matters that it has determined the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

HSNi also evaluates other contingent matters, including tax contingencies, to assess the probability and estimated extent of potential loss. See Note 6 for discussion related to income tax contingencies.

NOTE 12 – SHAREHOLDERS’ EQUITY

Share Repurchase Program

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase up to 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the nine months ended September 30, 2012, HSNi acquired under the program through open market transactions approximately 4.8 million shares of our outstanding common stock for $187.4 million at an average price of $39.15 per share, which were immediately retired upon purchase. As of September 30, 2012, approximately 4.4 million shares remained authorized for repurchase under the program.

Dividend Policy

Effective August 1, 2012, HSNi’s Board of Directors approved a cash dividend of $0.125 per common share. The dividend was paid on September 19, 2012 to HSNi’s record holders as of September 5, 2012.

Effective October 31, 2012, HSNi’s Board of Directors approved a cash dividend of $0.18 per common share. This represents an increase over the prior quarterly dividend of 44% or $0.055 per common share. The dividend will be paid on December 19, 2012 to HSNi’s record holders as of December 5, 2012.

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

Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi’s Annual Report on Form 10-K for the year ended December 31, 2011 and the following: the influence of the macroeconomic environment and its impact on consumer confidence and spending levels; changes in political, business and economic conditions, particularly those that affect consumer confidence, consumer spending or digital sales growth; changes in our relationships with pay television operators, vendors, manufacturers and other third parties; changes in product delivery costs particularly if we are unable to offset them; our ability to offer new or alternative products and services through various platforms in a cost effective manner and consumer acceptance of these products and services; any technological or regulatory developments that could negatively impact the way we do business, including regulations regarding state and local sales and use taxes; risks associated with possible systems failures and/or security breaches, including, any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to HSNi in the event of such a breach; HSNi’s business prospects and strategy, including whether HSNi’s initiatives and investments will be effective; and the loss of any key member of our senior management team. Other unknown or unpredictable factors that could also adversely affect HSNi’s business, financial condition and results of operations may arise from time to time.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Change	2011	2012	Change	2011
	(Dollars in thousands)			(Dollars in thousands)
HSN	$537,393	5%	$513,013	$1,581,268	4%	$1,521,181
Cornerstone	241,376	13%	214,097	702,596	12%	626,206

Total net sales	$778,769	7%	$727,110	$2,283,864	6%	$2,147,387

HSNi’s net sales in the third quarter of 2012 increased 7%, or $51.7 million, compared to the prior year due to a 5% increase at HSN and a 13% increase at Cornerstone. Digital sales grew 16% with penetration increasing 330 basis points to 44.2%, up from 40.9% in the prior year. The number of units shipped in the third quarter of 2012 increased 13% to 14.9 million and the average price point decreased 5% to $60.53.

HSNi net sales in the nine months ended September 30, 2012 increased 6%, or $136.5 million, compared to the prior year due to a 4% increase at HSN and a 12% increase at Cornerstone. Digital sales grew 13% in the first three quarters of 2012 with penetration increasing 270 basis points to 43.4%, up from 40.7% in the prior year. The number of units shipped in the nine months ended September 30, 2012 increased 8% to 41.5 million and the average price point decreased 2% to $63.23.

HSN

Net sales for HSN in the third quarter of 2012 increased 5%, or $24.4 million. This increase was driven by strong sales growth in home design, household, culinary and beauty, offset by lower sales in electronics. Digital sales grew 10% with penetration increasing 180 basis points to 34.6%, up from 32.8% in the prior year. Shipping and handling revenues decreased 6% primarily due to an increase in shipping and handling promotions. The number of units shipped increased 9% to 11.0 million and average price point declined 4% to $58.74 primarily due to changes in product mix. The return rate increased 20 basis points to 20.5% from 20.3%.

Net sales for HSN in the nine months ended September 30, 2012 increased 4%, or $60.1 million. The increase was driven by sales growth in home design, household, beauty and culinary, offset by lower sales in electronics. Digital sales grew 9% with penetration increasing 150 basis points to 34.4%, up from 32.9% in the prior year. The number of units shipped increased 7% to 31.4 million and average price point declined 4% to $60.17 primarily due to changes in product mix. The return rate decreased 30 basis points to 19.9% from 20.2%.

Divisional product mix at HSN is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Jewelry	13.5%	15.0%	14.2%	14.8%
Fashion (apparel & accessories)	15.0%	15.3%	14.2%	14.5%
Beauty & wellness	18.0%	18.1%	18.6%	18.2%
Home & other (including household, home design, electronics, culinary, fitness and other)	53.5%	51.6%	53.0%	52.5%

Total	100.0%	100.0%	100.0%	100.0%

Cornerstone

Net sales for Cornerstone in the third quarter of 2012 increased 13%, or $27.3 million. The increase was primarily due to the addition of Chasing Fireflies to the brand portfolio and sales growth in the home brands. Digital sales grew 22% with penetration increasing 520 basis points to 65.5%, up from 60.3% in the prior year. The return rate decreased 120 basis points to 13.6% from 14.8% primarily due to product mix. Catalog circulation increased 14% compared to the prior year largely due to the addition of Chasing Fireflies.

Net sales for Cornerstone in the nine months ended September 30, 2012 increased 12%, or $76.4 million. The increase was primarily due to strength in the home brands and the addition of Chasing Fireflies to the portfolio in April 2012. Digital sales grew 20% with penetration increasing 400 basis points to 63.6%, up from 59.6% in the prior year. The return rate decreased 120 basis points to 13.7% from 14.9% in the prior year primarily due to product mix. Catalog circulation increased 14% compared to the prior year.

Cost of Sales and Gross Profit

Cost of sales consists primarily of the cost of products sold, shipping and handling costs and employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Change	2011	2012	Change	2011
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$191,786	7%	$178,543	$561,890	6%	$529,381
HSN gross profit margin	35.7%	90 bps	34.8%	35.5%	70 bps	34.8%

Cornerstone	$93,730	13%	$83,179	$283,988	14%	$249,192
Cornerstone gross profit margin	38.8%	(10 bps )	38.9%	40.4%	60 bps	39.8%

HSNi	$285,516	9%	$261,722	$845,878	9%	$778,573
HSNi gross profit margin	36.7%	70 bps	36.0%	37.0%	70 bps	36.3%

bps = basis points

HSN

Gross profit for HSN in the third quarter of 2012 increased 7%, or $13.2 million, compared to the prior year and gross profit margin improved 90 basis points to 35.7% compared to 34.8%. Gross profit for HSN in the nine months ended September 30, 2012 increased 6%, or $32.5 million, compared to the prior year and gross profit margin improved 70 basis points to 35.5% from 34.8%. The margin improvement in both periods was primarily attributable to the product mix shift and lower transaction costs, partially offset by an increase in shipping and handling promotions.

Cornerstone

Gross profit for Cornerstone in the third quarter of 2012 increased 13%, or $10.6 million, compared to the prior year. Gross profit margin was 38.8% compared to 38.9%. The margin decline was driven by an increase in promotional activity, offset by lower return rates and lower inventory reserves.

Gross profit for Cornerstone in the nine months ended September 30, 2012 increased 14%, or $34.8 million, compared to the prior year. Gross profit margin improved 60 basis points to 40.4% from 39.8%. The margin increase was primarily attributable to lower inbound freight costs in the home brands and lower return rates and lower inventory reserves, partially offset by increased promotional activity.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Change	2011	2012	Change	2011
	(Dollars in thousands)			(Dollars in thousands)
HSN	$96,853	6%	$91,427	$283,853	5%	$271,191
As a percentage of HSN net sales	18.0%	20 bps	17.8%	18.0%	20 bps	17.8%

Cornerstone	$66,316	13%	$58,714	$197,498	15%	$172,180
As a percentage of Cornerstone net sales	27.5%	10 bps	27.4%	28.1%	60 bps	27.5%

HSNi	$163,169	9%	$150,141	$481,351	9%	$443,371
As a percentage of HSNi net sales	21.0%	40 bps	20.6%	21.1%	50 bps	20.6%

HSNi’s selling and marketing expense in the third quarter of 2012 increased 9%, or $13.0 million, and was 21.0% of net sales compared to 20.6% in the prior year. The increase is primarily due to additional catalog production and distribution costs associated with a 14% increase in Cornerstone’s catalog circulation, investments in digital and brand marketing and an increase in employee-related costs, including for the sales and service center.

HSNi’s selling and marketing expense in the nine months ended September 30, 2012 increased 9%, or $38.0 million, and was 21.1% of net sales compared to 20.6% in the prior year. The increase is primarily due to additional catalog production and distribution costs associated with a 14% increase in Cornerstone’s catalog circulation, an increase in employee-related costs, including for the sales and service center and investments in digital and brand marketing.

General and Administrative Expense

General and administrative expense consists primarily of employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debt expense; facilities costs; and fees for professional services.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Change	2011	2012	Change	2011
	(Dollars in thousands)			(Dollars in thousands)
HSN	$41,288	5%	$39,149	$120,444	5%	$114,464
As a percentage of HSN net sales	7.7%	10 bps	7.6%	7.6%	10 bps	7.5%

Cornerstone	$22,053	50%	$14,741	$49,920	20%	$41,473
As a percentage of Cornerstone net sales	9.1%	220 bps	6.9%	7.1%	50 bps	6.6%

HSNi	$63,341	18%	$53,890	$170,364	9%	$155,937
As a percentage of HSNi net sales	8.1%	70 bps	7.4%	7.5%	20 bps	7.3%

HSNi’s general and administrative expense for the third quarter of 2012 increased 18%, or $9.5 million, and was 8.1% of net sales compared to 7.4% in the prior year. The increase is primarily due to a $7.8 million sales tax settlement at Cornerstone, technology-related costs and an increase in bad debt expense due to higher usage of our extended customer payment program at HSN (“Flexpay”), partially offset by a decrease in employee-related costs.

HSNi’s general and administrative expense in the nine months ended September 30, 2012 increased 9%, or $14.4 million, and was 7.5% of net sales compared to 7.3% in the prior year. The increase in expense is primarily due to the $7.8 million sales tax settlement at Cornerstone, technology-related costs and an increase in bad debt expense due to higher usage of Flexpay, partially offset by a decrease in employee-related costs.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Change	2011	2012	Change	2011
	(Dollars in thousands)			(Dollars in thousands)
HSN	$6,665	1%	$6,614	$19,839	(5%)	$20,788
Cornerstone	3,029	66%	1,829	8,411	49%	5,663

HSNi	$9,694	15%	$8,443	$28,250	7%	$26,451

As a percentage of HSNi net sales	1.2%	0 bps	1.2%	1.2%	0 bps	1.2%

HSNi’s depreciation and amortization in the third quarter of 2012 increased 15%, or $1.3 million, and was 1.2% of net sales, consistent with the prior year. Depreciation for the nine months ended September 30, 2012 increased 7%, or $1.8 million, and was 1.2% of net sales, consistent with the prior year. The increase in depreciation and amortization is primarily due to depreciation recognized on a new Cornerstone warehouse facility and amortization of intangibles acquired in the second quarter related to the Chasing Fireflies acquisition, partially offset by certain fixed assets becoming fully depreciated during the period.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. The definition of Adjusted EBITDA and its reconciliation to operating income for HSNi’s operating segments and to HSNi’s consolidated net income are in Note 4 of the Notes to Consolidated Financial Statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Change	2011	2012	Change	2011
	(Dollars in thousands)			(Dollars in thousands)
HSN	$56,790	10%	$51,803	$166,821	7%	$155,624
As a percentage of HSN net sales	10.6%	50 bps	10.1%	10.5%	30 bps	10.2%

Cornerstone	$14,969	15%	$13,040	$50,819	15%	$44,189
As a percentage of Cornerstone net sales	6.2%	10 bps	6.1%	7.2%	10 bps	7.1%

HSNi	$71,759	11%	$64,843	$217,640	9%	$199,813
As a percentage of HSNi net sales	9.2%	30 bps	8.9%	9.5%	20 bps	9.3%

HSNi’s Adjusted EBITDA in the third quarter of 2012 increased 11%, or $6.9 million, and was 9.2% of net sales compared to 8.9% in the prior year. The increase in HSNi’s Adjusted EBITDA is primarily due to a 7% increase in net sales and 70 basis points improvement in gross margin, partially offset by an 8.6% increase in operating expenses (excluding non-cash charges and the $7.8 million sales tax settlement). HSN’s Adjusted EBITDA increased 10%, or $5.0 million, primarily due to a 5% increase in net sales and 90 basis point improvement in gross margin, offset by a 6.5% increase in operating expenses (excluding non-cash charges) primarily for digital and brand marketing, technology-related costs and employee-related costs, including for the sales and service center. Cornerstone’s Adjusted EBITDA increased 15%, or $1.9 million, primarily due to the addition of Chasing Fireflies.

HSNi’s Adjusted EBITDA in the nine months ended September 30, 2012 increased 9%, or $17.8 million, and was 9.5% of net sales compared to 9.3% in the prior year. The increase in Adjusted EBITDA is primarily due to a 6% increase in net sales and a 70 basis point improvement in gross profit margin, partially offset by an 8.5% increase in operating expenses (excluding non-cash charges and the $7.8 million sales tax settlement). HSN’s Adjusted EBITDA increased 7%, or $11.2 million, primarily due to a 4% increase in net sales and a 70 basis point improvement in gross profit margin, partially offset by a 5.7% increase in operating expenses primarily for employee and technology-related costs, digital marketing and bad debt expense. Cornerstone’s Adjusted EBITDA increased 15%, or $6.6 million, primarily due to a 12% increase in net sales and a 60 basis point improvement in gross profit margin, partially offset by an increase in operating expenses, primarily for catalog production and distribution costs, advertising and digital marketing costs and the additional expenses related to Chasing Fireflies.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Change	2011	2012	Change	2011
	(Dollars in thousands)			(Dollars in thousands)
HSN	$46,980	14%	$41,354	$137,754	12%	$122,938
As a percentage of HSN net sales	8.7%	60 bps	8.1%	8.7%	60 bps	8.1%

Cornerstone	$2,332	(70%)	$7,894	$28,159	(6%)	$29,876
As a percentage of Cornerstone net sales	1.0%	(270 bps )	3.7%	4.0%	(80 bps )	4.8%

HSNi	$49,312	0%	$49,248	$165,913	9%	$152,814
As a percentage of HSNi net sales	6.3%	(50 bps )	6.8%	7.3%	20 bps	7.1%

HSNi’s operating income in the third quarter of 2012 was $49.3 million which was consistent with prior year, and was 6.3% of net sales compared to 6.8% in the prior year. The 7% increase in net sales and 70 basis point increase in gross profit margin were offset by the increase in operating expenses primarily due to the $7.8 million sales tax settlement at Cornerstone, Cornerstone’s distribution and catalog costs, digital and brand marketing and technology-related costs.

HSNi’s operating income in the nine months ended September 30, 2012 increased 9%, or $13.1 million, and was 7.3% of net sales compared to 7.1% in the prior year. The increase is primarily due to a 6% increase in net sales and a 70 basis point increase in gross profit margin, partially offset by an increase in operating expenses primarily for Cornerstone’s distribution and catalog costs, the $7.8 million sales tax settlement at Cornerstone and investments in digital marketing and technology and employee-related costs.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	Change	2011	2012	Change	2011
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$59	(26%)	$80	$313	(4%)	$325
Interest expense	(3,738)	(53%)	(7,928)	(18,858)	(21%)	(23,793)
Loss on debt extinguishment	(18,309)	NA	—	(18,627)	NA	—

Other expense, net	$(21,988)	180%	$(7,848)	$(37,172)	58%	$(23,468)

As a percentage of HSNi net sales	2.8%	170 bps	1.1%	1.6%	50 bps	1.1%

Interest expense

On April 24, 2012, HSNi entered into a $600 million five-year syndicated credit agreement (“Credit Agreement”) which replaced the credit agreement that was set to expire in July 2013. On July 31, 2012, HSNi drew $250 million from its delayed draw term loan under the Credit Agreement. The proceeds of the term loan were used to fully redeem the $240 million 11.25% Senior Notes due 2016 (“Senior Notes”) on August 1, 2012 as discussed below. Interest expense in 2012 was primarily related to the Senior Notes which bore interest at 11.25% through the August 1, 2012 redemption date and the $250 million term loan outstanding under the Credit Agreement. Interest expense in the prior year was primarily related to the Senior Notes and the $69.8 million term loan outstanding under the prior credit agreement. As a result of these refinancing transactions, interest expense decreased in the third quarter and we expect it to further decrease in the fourth quarter of 2012 and in 2013 compared to prior periods.

Loss on debt extinguishment

On August 1, 2012, HSNi fully redeemed $240 million of its Senior Notes. The Senior Notes were redeemed for $253.5 million, or 105.625% of the principal amount. HSNi reported approximately $18.3 million in “loss on debt extinguishment” associated with redemption of the Senior Notes in the third quarter of 2012. These charges resulted from the redemption premium of $13.5 million and $4.8 million related to the write-off of unamortized issuance costs and original issue discount.

Income Tax Provision

For the three and nine months ended September 30, 2012, HSNi recorded a tax provision of $9.8 million and $48.3 million, respectively, which represents effective tax rates of 35.7% and 37.5%, respectively. For the three and nine months ended September 30, 2011, HSNi recorded a tax provision of $15.8 million and $49.9 million, respectively, which represents effective tax rates of 38.1% and 38.5%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.

Discontinued Operations

In May 2012, Cornerstone completed the sale of substantially all of the assets and certain liabilities of Smith+Noble, a brand specializing in window treatments. The total consideration from the sale was $5.5 million. The operating results for Smith+Noble are included in “Income (loss) from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented. Cornerstone recorded in the second quarter of 2012 an after-tax loss on the sale of $0.1 million, which is included in “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

In July 2012, substantially all of the assets and certain liabilities of The Territory Ahead, a Cornerstone brand specializing in casual apparel for men and women, were sold for approximately $1.1 million. The operating results for The Territory Ahead are included in “Income (loss) from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented. An impairment charge of $5.9 million, or $3.7 million net of taxes, was recorded in the second quarter of 2012 to reduce the carrying value of the net assets to their estimated net realizable value and is included in “Income (loss) from discontinued operations, net of tax” in the accompanying statements of operations.

Net sales for Smith+Noble and The Territory Ahead for the year ended December 31, 2011 were $107.8 million. Loss before income taxes for Smith+Noble and The Territory Ahead for the year ended December 31, 2011 was $7.4 million, which included impairment charges of $3.0 million recognized in the fourth quarter of 2011.

Liquidity and Capital Resources

As of September 30, 2012, HSNi had $129.9 million of cash and cash equivalents compared to $381.8 million as of December 31, 2011 and $340.1 million as of September 30, 2011.

Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2012 was $5.1 million compared to $13.9 million in the same period last year. The decrease was primarily due to an increase in inventories primarily driven by sales growth, the timing of inventory receipts and the addition of Chasing Fireflies.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2012 was $44.5 million resulting from the acquisition of Chasing Fireflies and capital expenditures for investments in information technology and headquarter and warehouse improvements, partially offset by the proceeds received for the divestitures of Smith+Noble and The Territory Ahead. In 2013, we expect to make approximately $50 million to $70 million in capital expenditures primarily for investments in information and digital technology, warehouse improvements and infrastructure.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2011 of $27.6 million was primarily for investments in information technology and headquarter renovations.

Net cash used in financing activities from continuing operations for the nine months ended September 30, 2012 was $207.0 million. During the third quarter of 2012, HSNi drew $250 million on its term loan to fund the redemption of its Senior Notes for $253.5 million. During the nine months ended September 30, 2012, HSNi repurchased 4.8 million shares of common stock in 2012 for $184.7 million. HSNi also paid three quarterly cash dividends of $0.125 per common share resulting in $21.3 million in payments during the nine months ended September 30, 2012. Additionally, HSNi had an inflow of $16.2 million for excess tax benefits from stock-based awards and a net outflow of $9.1 million for the issuance of common stock (which included $15.5 million used to cover withholding taxes for our stock-based awards offset by $6.4 million of cash proceeds from stock option exercises).

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2011 was $6.3 million. In 2011, HSNi had an inflow of $0.3 million for the issuance of common stock (which included $7.6 million of cash proceeds from stock option exercises offset by $7.3 million used to cover withholding taxes for our stock-based awards). Additionally, HSNi had an inflow of $6.1 million for excess tax benefits from stock-based awards.

Net cash used in discontinued operations for the nine months ended September 30, 2012 and 2011 was $5.5 million and $6.8 million, respectively, and relates primarily to the operating activities of Smith+Noble and The Territory Ahead, divested brands in the Cornerstone operating segment. HSNi does not expect future cash flows associated with discontinued operations to be material.

On April 24, 2012, HSNi entered into a $600 million five-year syndicated credit agreement (“Credit Agreement”) which is secured by 100% of the voting equity securities of HSNi’s U.S. subsidiaries and 65% of HSNi’s first-tier foreign subsidiaries. This Credit Agreement replaced the credit agreement that was set to expire in July 2013. Certain HSNi subsidiaries have unconditionally guaranteed HSNi’s obligations under the Credit Agreement. The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million delayed draw term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. In connection with the redemption of the Senior Notes, HSNi drew $250 million from its term loan on July 31, 2012. HSNi capitalized $5.5 million in financing costs related to the Credit Agreement and is amortizing these costs to interest expense over the Credit Agreement’s five-year life.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of September 30, 2012, with a leverage ratio of 0.80x and an interest coverage ratio of 12.51x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%. HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi’s leverage ratio. The term loan interest rate as of September 30, 2012 was 1.72%. HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility. As of September 30, 2012, there were $33.0 million of outstanding letters of credit issued under the revolving credit facility. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of September 30, 2012, the amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $317.0 million. As of September 30, 2012, there was no outstanding balance due under the revolving credit facility.

On July 28, 2008, HSNi issued Senior Notes. The Senior Notes were fully redeemed on August 1, 2012 for $253.5 million, or 105.625% of the principal amount. HSNi drew $250 million from its term loan on July 31, 2012 and used its cash on hand to fund the redemption. As a result, HSNi recorded a “loss on debt extinguishment” of approximately $18.3 million in the third quarter of 2012. These charges resulted from the redemption premium of $13.5 million and $4.8 million related to the write-off of unamortized issuance costs and original issue discount.

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

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase up to 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the nine months ended of September 30, 2012, HSNi repurchased approximately 4.8 million shares at a cost of $187.4 million, or an average cost of $39.15 per share. As of September 30, 2012, approximately 4.4 million shares remained authorized for repurchase under the program.

Effective October 31, 2012, HSNi’s Board of Directors approved a cash dividend of $0.18 per common share. This represents an increase over the prior quarterly dividend of 44% or $0.055 per common share. The dividend will be paid on December 19, 2012 to HSNi’s record holders as of December 5, 2012.

Contractual Obligations

The following table presents HSNi’s long-term debt obligations as of September 30, 2012:

	Payments Due by Period
Long-Term Debt Related Contractual Obligations	Total Amounts Committed	October 1 through December 31, 2012	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities	$250,000	$—	$21,875	$35,938	$192,187
Interest on debt (a)	17,986	1,096	8,421	7,440	1,030

Total long-term debt related contractual obligations	$267,986	$1,096	$30,296	$43,377	$193,217

(a)	Includes interest on variable-rate debt estimated using the rate in effect as of September 30, 2012.

Seasonality

HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2012, our $250.0 million of outstanding long-term debt bore interest at a variable rate, tied to the LIBOR rate. Changes in the LIBOR rate could affect our earnings as a result of the interest rate charged on our outstanding long-term debt. A hypothetical 100 basis point increase in interest rates on our variable rate obligations would result in an increase of approximately $2.5 million in our annual pre-tax interest expense.

Item 4.	Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2012. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase up to 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time.

During the quarter ended September 30, 2012, we repurchased approximately 0.9 million shares at an average price of $46.33 per share. Below is a summary of our common stock repurchases during the third quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2012 - July 31, 2012	4,663	$40.00	4,663	5,318,545
August 1, 2012 - August 31, 2012	371,086	44.36	371,086	4,947,459
September 1, 2012 - September 30, 2012	523,861	47.79	523,861	4,423,598

	899,610	$46.33	899,610

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit Number	Description	Location

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed herewith

101	The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of September 30, 2012, December 31, 2011 and September 30, 2011, (iii) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011, and (iv) Notes to the Consolidated Financial Statements.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2012

HSN, INC.

By:	/s/ JUDY A. SCHMELING
Judy A. Schmeling Executive Vice President and Chief Financial Officer