Form 10-K
period 2012-12-31
HSN, Inc.
filed 2013-02-21
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-K
 ______________________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
Commission File No. 001-34061
________________________________________________________________________________________________
HSN, INC.
(Exact name of registrant as specified in its charter)
________________________________________________________________________________________________

Delaware	26-2590893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 HSN Drive, St. Petersburg, Florida	33729
(Address of principal executive offices)	(Zip Code)
(727) 872-1000
(Registrant’s telephone number, including area code)
________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 Series A Junior Participating Preferred Stock Purchase Rights	NASDAQ Global Select Market NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates as of June 30, 2012 (the registrant’s most recently completed second fiscal quarter), was $1,417,624,297 (based on a closing price of $40.35 per share for the registrant’s common stock on the NASDAQ Global Select Market).
As of February 21, 2013, the registrant had 55,082,030 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2012 fiscal year end are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” and the following:

•	the influence of the macroeconomic environment and its impact on consumer confidence and spending levels;

•	changes in our relationships with pay television operators, vendors, manufacturers and other third parties;

•	changes in product delivery costs particularly if we are unable to offset them;

•	any technological or regulatory developments that could negatively impact the way we do business, including developments requiring us to collect and remit state and local sales and use taxes;

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
Business Overview
HSNi is an interactive multi-channel retailer offering experiences through various platforms including television, online, mobile, in catalogs and in retail and outlet stores through its two operating segments, HSN and Cornerstone. HSNi strives to transform the shopping experience by incorporating experts, entertainment, inspiration, solutions, tips and ideas in connection with the sale of products. HSN is an interactive lifestyle network offering a curated assortment of products primarily through television home shopping programming on the HSN television networks, through its business-to-consumer digital commerce site HSN.com, through mobile applications and through its outlet stores. Cornerstone is comprised of interactive, aspirational home and apparel lifestyle brands, including Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith. Cornerstone distributes more than 300 million catalogs annually, operates eight separate internet sites and operates 11 retail and outlet stores.
Our principal offices are located at 1 HSN Drive, St. Petersburg, Florida 33729 and our main telephone number is 727-872-1000.
History
HSNi’s predecessor company began broadcasting television home shopping programming from its studios in St. Petersburg, Florida in 1981 and, by 1985, was broadcasting this programming through a national network of cable and local television stations 24 hours a day, seven days a week. The company continued to broaden its national distribution network through a combination of cable, satellite and broadcast systems and, as of December 31, 2012, the HSN television networks reached approximately 95.0 million residential homes in the United States.
The company began conducting business online in 1994 and formally launched HSN.com, the online shopping portal for the HSN television network, in 1999.
The company acquired Improvements, a catalog featuring thousands of innovative home, patio and outdoor products, in June 2001, and significantly grew its catalog business through the acquisition of Cornerstone Brands, Inc., with its portfolio of leading print catalogs and related websites, in April 2005.
HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. HSNi was formed to hold HSN and Cornerstone, the businesses that previously comprised most of IAC’s retailing segment and are referred to herein as the “HSNi Businesses.” The spin-off from IAC occurred on August 20, 2008 and, in connection with the Spin-off, HSNi's shares began trading on the NASDAQ Global Select Market under the symbol "HSNI."
In early 2012, the company initiated efforts to strengthen its portfolio of home and apparel lifestyle catalog companies. This resulted in the acquisition of Chasing Fireflies, LLC, a leading direct-to-consumer premium children's and family's lifestyle brand, in April 2012. This was followed by the divestitures of Smith+Noble, a brand specializing in window treatments, in May 2012 and The Territory Ahead, a brand specializing in casual apparel for men and women, in July 2012.
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

HSN
Overview
HSN includes the HSN television networks; its related website, HSN.com; its mobile applications and a limited number of outlet stores. The HSN television network broadcasts live, customer interactive home shopping programming 24 hours a day, seven days a week. HSN2, which debuted in August 2010, is a network that primarily distributes taped programming on a limited distribution basis. HSN’s programming is intended to promote sales and customer loyalty through a combination of product quality, value and selection, coupled with product information, entertainment and interactive experiences. Programming is divided into separately televised segments, most of which has a host who presents and conveys information regarding featured products, sometimes with the assistance of a representative from the product vendor or someone that we retain to aid in the sale of the products. HSN also produces entertainment such as live concerts to entertain and engage with our customers as well as promote certain products. HSN.com is a business-to-consumer digital commerce site that sells all of the merchandise offered on the HSN television networks, together with complementary products and select merchandise sold exclusively on HSN.com. HSN provides seamless experiences across all digital platforms and optimizes each unique platform by delivering exclusive content both at HSN.com and on mobile devices and tablets, including the iPad and Android. The HSN strategy is to create immersive experiences, offer differentiated products and leverage technology to build relationships with its customers across all of its platforms.
Reach
HSN produces live programming for the HSN television network from its studios in St. Petersburg, Florida, and distributes this programming by means of satellite uplink facilities, which it owns and operates, to two transponders (one for the high definition feed and the other for the standard definition feed) on the same satellite. The satellite transponders are leased on a full-time basis; one satellite transponder is leased through July 2013 and the other is leased through May 2019. Each satellite transponder lease provides for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite. HSN has also designed business continuity and disaster recovery plans intended to ensure its continued satellite transmission capability on a temporary basis in the event of inclement weather or a natural or other disaster.

As of December 31, 2012 and 2011, the HSN television networks reached approximately 95.0 million and 95.5 million homes, respectively, of the approximately 114.2 million and 114.6 million homes, respectively, in the United States with a television set. Television households reached by the HSN television networks as of December 31, 2012 and 2011 primarily include approximately 64.0 million and 64.8 million households capable of receiving cable and/or broadcast transmissions, respectively, and approximately 31.0 million and 30.8 million direct broadcast satellite system, or DBS, households, respectively.

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
Broadcast Television Distribution
As of December 31, 2012, HSN also had affiliation agreements with 25 low power broadcast television stations for leased carriage of the HSN television network with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates. HSNi’s subsidiary, Ventana Television, Inc. also owns 26 low power broadcast television stations that carry the HSN network on a full-time basis.
HSN.com
HSN also includes HSN.com, a transactional internet site that sells merchandise offered on the HSN television networks, as well as select merchandise sold exclusively on HSN.com. HSN.com provides customers with additional content to support and enhance HSN television programming. For example, HSN.com provides users with an online program guide, value-added video of product demonstrations, live streaming video of the HSN television network, customer-generated product reviews and additional information about HSN show hosts and guest personalities. According to Internet Retailer, HSN.com currently ranks 26th in “The Top 500” business-to-consumer retailers in the U.S. and Canada. HSN.com features more than 60,000 product videos.
Digital Distribution
HSN has applications for the iPhone, iPad, Android phones and tablets and Windows 7 phones. These applications are highly video-centric, customized experiences that allow users to order merchandise, stream live video from HSN and watch previously-aired content from the network’s video library while simultaneously browsing related products. Among other things, these applications also allow customers to create their own personalized channels, select their favorite brands or categories of merchandise and compile videos focused on these preferences.

Cornerstone

Cornerstone consists of a portfolio of aspirational home and apparel brands, prominent in the direct marketing and retail space, including catalog distribution and related websites. Although there is some overlap in the product offerings, we consider the home brands as being comprised of Frontgate, Ballard Designs, Grandin Road and Improvements. We consider the apparel brands as being comprised of Garnet Hill, TravelSmith and Chasing Fireflies. There are also 11 retail and outlet stores located throughout the United States.

Frontgate features premium, high quality bed, bath, kitchen, outdoor, patio, garden and pool furnishings and accessories. Ballard Designs features European‑inspired bed, bath, dining and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Garnet Hill offers apparel and accessories for women and children as well as bed and bath furnishings and soft goods. TravelSmith offers travel wear for men and women and related accessories and Improvements features thousands of innovative home, patio and outdoor products. Chasing Fireflies is a leading children's and family lifestyle brand offering keepsake-quality apparel, gifts, accessories and unique treasures through both digital commerce and traditional catalog sales channels.
The Cornerstone brands generally incorporate on-site photography and real-life settings, coupled with related editorial content describing the merchandise and depicting situations in which it may be used. Branded catalogs are designed and produced in-house, which enables each individual brand to control the production process and reduces the amount of lead time required to produce a given catalog.
New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2012 of more than 300 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.

Cornerstone also operates websites for each of its featured brands, such as Frontgate.com, BallardDesigns.com, Chasing-Fireflies.com, GarnetHill.com, GrandinRoad.com, TravelSmith.com and Improvementscatalog.com and Wish-Works.com. These websites serve as additional, alternative storefronts for products featured in related print catalogs, as well as provide customers with additional content to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online.
Supply
HSN and Cornerstone purchase products by way of short- and long-term contracts and purchase orders, including products made to their respective specifications, as well as name brand merchandise and lines from third party partners, typically under certain exclusive rights. The terms of these contracts and purchase orders vary depending upon the underlying products, the retail channel in which the products will ultimately be sold and the method of sale. In some cases, these contracts provide for the payment of additional amounts to partners in the form of commissions, the amount of which is based upon the achievement of agreed upon sales targets, among other milestones. In addition, in the case of some purchases, HSNi may have certain return, extended payment and/or termination rights. The mix and source of products generally depends upon a variety of factors, including price and availability, and HSNi manages inventory levels through periodic, ongoing analyses of anticipated and current sales. No single vendor accounted for more than 10% of HSNi’s consolidated net sales in 2012, 2011 or 2010.
Marketing and Merchandising
We offer our customers a broad assortment of differentiated products in a compelling, informative and entertaining format that will inspire them to regularly engage and shop with us. For example, HSN frequently collaborates with experts in a variety of fields to present special events on the HSN television network featuring HSN products and relevant expert content. HSN has also begun producing live entertainment as a way to engage with our customers. These events are staged at HSN’s television studios or elsewhere. Online versions of certain special events are also featured on HSN.com for a limited period of time following their broadcast on the HSN television network. Also featured on HSN.com are over 60,000 video demonstrations of products available for sale.

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
HSN engages in co-promotional partnerships with major media companies. These are done primarily because they offer us editorial authority while they also secure print advertising in national fashion, style and/or lifestyle publications to market HSN to prospective customers in its target demographic. HSN also engages in search engine marketing and targeted offline advertising. As part of HSN's entertainment strategy, it participates in innovative joint marketing and promotional partnerships with major motion picture companies as well as well-known recording artists. HSN also creates strategic alliances with world-class, consumer brands in an effort to reach new prospects through relevant brand integrations and occasion-based event marketing. These promotions are designed to not only generate additional revenue and create brand awareness, but to also provide unique experiences for our customers in our continued effort to drive customer engagement as well as position HSN as a proven and powerful marketing vehicle.
The Cornerstone brands differentiate themselves by offering customers an assortment of innovative proprietary and branded apparel and home products. In many cases, Cornerstone seeks to secure exclusive distribution rights for certain products. Cornerstone employs in-house designers and partners with leading manufacturers and designers to aid in the development of its unique, exclusive product assortment. The Cornerstone brands use their respective websites and e-mail marketing to promote special offers, including cross-promotions for other Cornerstone brands. In addition, Cornerstone partners with third parties to offer promotional events such as sweepstakes and/or other advertising agreements. HSNi believes that these affiliations enhance the awareness of the Cornerstone brands among consumers as well as strengthen its various brands overall.

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
In addition to traditional payment options, such as credit and certain debit cards, payment options include private label credit cards, Paypal and, in the case of HSN, Flexpay. By utilizing Flexpay, customers may pay for select merchandise in two to six interest-free, monthly credit or debit card payments. HSN also offers its customers the convenience of ordering products under its Autoship program, pursuant to which customers may arrange to have products automatically shipped and billed at scheduled intervals. Standard and express shipping options are available and customers may generally return most merchandise for a full refund or exchange in accordance with applicable return policies (which vary by brand and business). Returns generally must be received within specified time periods after purchase, ranging from a minimum of thirty days to a maximum of one year, depending upon the applicable policy.
HSNi seeks to fulfill customer orders and process returns quickly and accurately from a network of fulfillment centers. For HSN, these centers are located in Tennessee, California, Virginia and New York, and for Cornerstone, the fulfillment centers are located in Ohio, Arizona and Washington. HSNi contracts with several third party carriers and other fulfillment partners to ensure the reliable and timely delivery of products to its customers and processing of returns.
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

•
Regulations related to product safety issues and product recalls including, but not limited to, the Consumer Product Safety Act, the Consumer Product Safety Improvement Act of 2008, the Federal Hazardous Substance Act, the Flammable Fabrics Act and regulations promulgated pursuant to these acts; and

•	Various state laws, regulations and interpretations regarding the obligations of retailers with respect to the collection of sales tax on internet sales.
These laws, regulations, rules, policies and procedures are subject to change at any time. Unfavorable changes applicable to us could decrease demand for merchandise offered by us, increase costs which we may not be able to offset, subject us to additional liabilities and/or otherwise adversely affect our businesses.
Since October 1996, HSN has been subject to a consent order issued by the Federal Trade Commission, or FTC, which terminates on the later of April 15, 2019, or 20 years from the most recent date that the United States or the FTC files a complaint in federal court alleging any violation thereunder. Pursuant to this consent order, we are prohibited from making claims for specified categories of products, including claims that a given product can cure, treat or prevent any disease or have an effect on the structure or function of the human body, unless we have competent and reliable scientific evidence to substantiate such claims. Violation of this consent order may result in the imposition of significant civil penalties for non-compliance and related redress to consumers and/or the issuance of an injunction enjoining us from engaging in prohibited activities. The FTC may periodically investigate our business and operations on an ongoing basis for purposes of determining our compliance with the consent order.

Online sales must comply with a variety of existing and new federal and state laws dealing with privacy, intellectual property, taxation, the provision of online payment services and electronic contracts. While U.S. Supreme Court decisions generally restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales from out-of-state retailers, an increasing number of states have adopted or are considering laws that would impose obligations on out-of-state retailers to collect taxes on their behalf. Congress is also considering legislation allowing states to require out-of-state sellers to collect sales and use taxes. An unfavorable change in U.S. Supreme Court guidance related to sales tax or a successful assertion by one or more states may result in material tax liabilities, interest and penalties. A change in state law or federal laws, our business model, business strategy or marketing initiatives may require us to collect sales tax in states for which we do not currently collect such tax. These developments, should they occur, may result in a decrease in future sales, may limit our ability to compete effectively or may otherwise harm our business.
While we believe that the practices of our businesses have been structured in a manner to ensure compliance with these laws and regulations; federal, state or local regulatory authorities may take a contrary position. Our failure to comply with these laws and regulations could result in proceedings against us, tax assessments, fines and penalties and/or a diminution of our reputation, each of which could adversely affect our financial condition, results of operations and businesses.
Intellectual Property
We regard our intellectual property rights, including patents, service marks, trademarks, domain names, copyrights and trade secrets, as important to our success. Our businesses also rely heavily upon software codes, informational databases and other systemic components that are necessary to manage and support our operations. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, licensees, affiliates and other third parties to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secrets or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.
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
Employees
As of February 7, 2013, HSNi employed approximately 6,700 employees. No HSNi employees are represented by unions or other similar organizations and HSNi considers its relations with its employees to be good.
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
In an effort to attract and retain customers, we engage in various marketing and merchandising initiatives, which involve the expenditure of considerable money and resources, particularly in the case of the production and distribution of HSN television programming and Cornerstone catalogs. We have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in connection with the growth and maintenance of our brands generally, as well as in the continuing efforts of our businesses to increasingly engage customers through online channels. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, we believe that costs associated with the production and distribution of HSN television programming, paper and printing costs for Cornerstone catalogs and costs associated with online marketing, including search engine marketing (primarily the purchase of relevant keywords) are likely to increase in the foreseeable future and, if significant, could have an adverse effect on our business, financial condition and results of operations to the extent that they do not result in corresponding increases in sales.
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
We typically seek to enter into long-term distribution and affiliation agreements with these major pay television operators; however, in some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television networks continue to be carried by the relevant pay television operator without an effective agreement in place. We currently provide service to approximately 48% of our total subscribers pursuant to month-to-month contracts or contracts that have expired. In addition, another 35% of our subscribers are represented by contracts that expire within one year. Renewal and negotiation processes with pay television operators are typically lengthy. No assurance can be given that we will be successful in negotiating renewals with all these operators or that the financial and other terms of renewal will be on acceptable terms. The failure to successfully renew or negotiate new distribution and affiliation agreements covering a material portion of these existing cable and satellite households on acceptable terms could adversely affect our growth, sales revenue and earnings.
Our revenues and profit margin are negatively influenced by economic conditions that impact consumer spending. If macroeconomic conditions do not continue to improve or if conditions worsen, our business could be adversely affected.
Retailers generally are particularly sensitive to adverse economic and business conditions, in particular to the extent they result in a loss of consumer confidence, rising unemployment, increased taxes and decreases in consumer spending, particularly discretionary spending. Our customers anticipate and respond to adverse changes in economic conditions. If macroeconomic conditions do not continue to improve or if conditions worsen, our business could be adversely affected.

The failure to attract and retain television viewers and secure a suitable programming tier of carriage and channel placement for the HSN television network programming could result in a decrease in revenue.
We are dependent, in part, upon the continued ability of HSN to compete effectively for television viewers. Effectively competing for television viewers is dependent, in substantial part, on the ability of HSN to secure suitable placement of the HSN television networks within a suitable programming tier and to effectively compete against others for the leisure and entertainment time of consumers. The advent of digital compression technologies and the adoption of digital cable has resulted in increased channel capacity. In addition, there are now more programming options available to the viewing public in the form of new television networks and time-shifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over broadband internet connections as well as increased access to various media through wireless devices). These have the potential to reduce the viewing of our content. New technologies have been and will continue to be developed that increase the number of entertainment choices available and the manners in which they are delivered. Our failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse impact on our competitive position, business and results of operations.

A prolonged or permanent inability to broadcast the HSN television networks would result in lost customers and lost sales.
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
We use the internet, mobile devices, social networking and other online activities to connect with our customers. Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and fulfillment facilities. We may experience occasional system interruptions, including those caused by system conversions, that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. In addition, we have observed an increase in the number of cyber attacks that include gaining access to digital systems for purposes of corrupting data or causing operational disruption. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions. While we have backup systems for certain aspects of our operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.
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
U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to sales from out-of-state retailers.  As a result, approximately 41% of our revenue is not currently subject to sales tax or its equivalent. However, an increasing number of states have adopted or are considering laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf.  Congress is also considering legislation allowing states to require remote sellers to collect sales and use taxes.  It is not possible to predict with any degree of certainty the outcome of these initiatives or the impact of these initiatives on our business and marketing strategies that we are considering or may consider in the future.

An unfavorable change in U.S. Supreme Court guidance related to sales tax, or a successful assertion by one or more states may result in material tax liabilities, interest and penalties.  A change in state or federal laws, or our business model, business strategy, or marketing initiatives may require us to collect sales tax in states in which we do not currently collect such tax.  These developments, should they occur, may result in a decrease in future sales, may decrease our ability to compete, or otherwise harm our business.
Increased delivery costs, particularly if we are unable to offset them by increasing prices without a detrimental effect on customer demand, and the extent to which we offer shipping promotions to our customers, could adversely impact our profits.
We are impacted by increases in shipping rates charged by various shipping vendors relating to the procurement of merchandise from vendors and manufacturers, the shipment of merchandise to customers and the mailing of catalogs, which over the past few years have experienced volatility in comparison to historical levels. Variations in the mix and quantity of products we sell impact the cost to ship our products as do the shipping promotions we frequently offer to drive revenues. We currently expect that shipping and postal rates will continue to increase. In the case of deliveries to customers, we have negotiated favorable shipping rates, which increase at agreed upon levels over time, with one independent, third party shipping company pursuant to a long-term contract. If this relationship were to terminate or if the shipping company was unable to fulfill its obligations under the contract for any reason, we would have to work with other shipping companies to deliver merchandise to customers, which could be at less favorable rates and could cause a disruption in our business. A significant increase in shipping promotions as well as any increase in shipping rates and related fuel and other surcharges passed on to us by our shipping company may adversely impact profits given that we may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.

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
HSN offers Flexpay, pursuant to which customers may pay for certain merchandise in two to six interest-free, monthly credit or debit card payments. This is an effective tool for driving sales, primarily for higher-priced items. We maintain allowances for estimated losses resulting from the inability of customers to make required payments. While actual losses due to the inability of customers to make required payments have historically been within estimates, we may not continue to experience these losses at the same rate as we have historically or our actual losses in any given period may exceed related estimates. As Flexpay usage continues to grow, we may experience these losses at greater rates, which will require us to maintain greater allowances for doubtful accounts of estimated losses than we have historically.
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
We market and provide a broad range of merchandise through television, online, catalogs and other channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding product safety, consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in digital commerce, such as those regulating the sending of unsolicited, commercial electronic mail. Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, increase costs, subject us to additional liabilities and/or otherwise adversely affect our businesses. Finally, certain of these regulations impact the marketing efforts of our businesses and brands.

Restrictive covenants in our debt instruments could limit our flexibility to respond to current market conditions or otherwise restrict our business activities.
The existence of, and limitations on the availability of our debt could have important consequences. The existence of debt could, among other things:

•	require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness;

•	limit our ability to use cash flow or obtain additional financing for future working capital, capital expenditures or other general corporate purposes;

•	increase our vulnerability to general economic and industry conditions; or

•	expose us to the risk of increased interest rates for that portion of our borrowings under our credit facilities that are at variable interest rates.
Limitations imposed as a part of the debt, such as the availability of credit and the existence of restrictive covenants may, among other things, make it difficult for us to satisfy our financial obligations; and/or limit our ability to respond to business opportunities. The credit agreement relating to our term loan does include restrictive covenants, financial and non-financial.
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
HSNi owns its corporate headquarters in St. Petersburg, Florida, which consist of approximately 600,000 square feet of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for HSN. HSN leases the HSN fulfillment centers in Piney Flats, Tennessee; Fontana, California; Roanoke, Virginia; and Ronkonkoma, New York; as well as four outlet stores and other properties in various locations in the United States for administrative offices and data centers pursuant to leases that expire in 2013 through 2023. Cornerstone owns an office and storage facility in Franconia, New Hampshire. Otherwise, Cornerstone leases its properties, consisting of administrative offices, retail outlets, fulfillment centers and photo centers in West Chester, Ohio; Phoenix, Arizona; and Tukwila, Washington. Cornerstone also has 11 retail stores and outlets and other administrative offices in various locations throughout the United States, all pursuant to leases with expiration dates ranging from 2013 to 2020.

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
Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Dividend Information
Our common stock trades on the NASDAQ Global Select Market under the symbol HSNI. The table below sets forth the high and low per share sales prices of our common stock, as reported by the NASDAQ Global Select Market, and the dividends declared for the periods indicated.

	Sales Price
Fiscal 2012	High	Low	Dividends
Fourth Quarter	$55.97	$47.47	$0.18
Third Quarter	$49.71	$39.67	$0.125
Second Quarter	$41.73	$35.74	$0.125
First Quarter	$38.79	$34.74	$0.125
Fiscal 2011
Fourth Quarter	$38.45	$30.38	$—
Third Quarter	$37.80	$27.55	$0.125
Second Quarter	$36.36	$29.69	$—
First Quarter	$32.55	$27.01	$—

On September 27, 2011, our Board of Directors approved our first cash dividend.  Effective October 31, 2012, our Board of Directors approved a 44% increase in our quarterly dividend, from $0.125 per share to $0.18 per share. Effective February 13, 2013, our Board of Directors approved a quarterly cash dividend of $0.18 per share payable March 20, 2013 to shareholders of record as of March 6, 2013. We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declaration. However, any determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. Our credit agreement limits the amount of and our ability to pay cash dividends.

Holders
As of February 12, 2013, there were 1,720 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.

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

During the quarter ended December 31, 2012, we repurchased approximately 676,000 shares at an average price of $49.20 per share. Below is a summary of our common stock repurchases during the fourth quarter of 2012, as well as the number of shares still available for purchase as of December 31, 2012:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2012 - October 31, 2012	583,476	$48.68	583,476	3,840,122
November 1, 2012 - November 30, 2012	3,800	$51.87	3,800	3,836,322
December 1, 2012 - December 31, 2012	88,337	$52.54	88,337	3,747,985
	675,613		675,613

Performance Graph
The graph depicted below compares the performance of our common stock with the cumulative total return on the S&P 500 Retailing Index and the Russell 2000 Index from August 12, 2008, the first day of trading of HSNi's common stock on the NASDAQ Global Select Market after the Spin-off through December 31, 2012, the last day of our fiscal year.
*Assumes $100 invested on 8/12/08, including reinvestment of dividends.

	8/12/2008	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
HSN, Inc.	100.00	66.70	185.23	281.19	333.87	513.66
S&P 500 Retailing Index	100.00	80.07	119.94	150.35	157.40	198.30
Russell 2000 Index	100.00	70.45	89.60	113.66	108.92	126.72

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data for HSNi. The information in this table is not necessarily indicative of future performance and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included herein. Our consolidated financial statements present our results of operations, financial position, shareholders’ equity and comprehensive income and cash flows on a combined basis up through the Spin-off on August 20, 2008, and on a consolidated basis thereafter. However, this financial information does not necessarily reflect what the historical financial position and results of operations of HSNi would have been had HSNi been a stand-alone company during the period presented prior to the Spin-off.
For information about the shares used in computing earnings per share, see Note 10 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$3,266,739	$3,069,356	$2,884,308	$2,635,959	$2,670,878
Asset impairments (1)	—	—	—	—	3,141,767
Operating income (loss)	258,744	239,042	198,803	163,540	(3,057,650)
Income (loss) from continuing operations	136,497	127,652	100,441	77,309	(2,359,088)
Net income (loss) (2)	130,675	123,070	98,523	72,488	(2,127,434)
Income (loss) from continuing operations per share:
Basic	$2.42	$2.18	$1.75	$1.37	$(41.97)
Diluted	$2.36	$2.10	$1.69	$1.35	$(41.97)
Net income (loss) per share:
Basic	$2.32	$2.10	$1.72	$1.29	$(37.85)
Diluted	$2.25	$2.03	$1.65	$1.26	$(37.85)
Shares used in computing earnings per share:
Basic	56,314	58,636	57,414	56,383	56,208
Diluted	57,956	60,689	59,546	57,330	56,208
Dividends declared per common share	$0.555	$0.125	$—	$—	$—
Balance Sheet Data (end of period):
Working capital	$384,868	$505,901	$451,406	$332,964	$306,354
Total assets	1,331,952	1,394,973	1,345,743	1,218,650	1,152,457
Total debt, including current maturities	250,000	239,111	308,758	338,722	408,528
Other long-term liabilities, including deferred income taxes	94,988	101,947	100,107	90,372	96,392

(1)	The asset impairment charges in 2008 related to HSN and Cornerstone goodwill and intangible assets.

(2)
Loss from discontinued operations for the periods presented includes the income and losses for The Territory Ahead and Smith+Noble, two brands sold by Cornerstone in 2012, and HSNi’s international subsidiaries that previously conducted business in Belgium and Mexico.

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
Management Overview
HSNi offers innovative, differentiated retail experiences and markets and sells a wide range of third party and proprietary label merchandise directly to consumers through (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (iii) websites, consisting primarily of HSN.com and the eight branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile devices. HSNi’s television home shopping business, related digital commerce and outlet operations are referred to herein as “HSN” and all catalog operations, including related digital commerce and retail and outlet stores, are collectively referred to herein as “Cornerstone.”
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
Cornerstone sells private label and third party merchandise through its assortment of catalogs, digital sites and retail and outlet stores. Cornerstone consists of the brands of Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith.
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

	Year Ended December 31,
	2012	Change	2011	Change	2010
	(Dollars in thousands)
HSN	$2,265,026	5%	$2,160,341	2%	$2,115,918
Cornerstone	1,001,713	10%	909,015	18%	768,390
Total HSNi net sales	$3,266,739	6%	$3,069,356	6%	$2,884,308

HSNi net sales in 2012 increased 6%, or $197.4 million, due to 5% sales growth at HSN and 10% sales growth at Cornerstone. Digital sales grew 13% with penetration increasing 270 basis points to 44.5%, up from 41.8% in the prior year. The number of units shipped in 2012 increased 8% to 59.6 million and the average price point decreased 2% to $62.92.
HSNi net sales in 2011 increased 6%, or $185.0 million, due to 2% sales growth at HSN and 18% sales growth at Cornerstone. Digital sales grew 14% with penetration increasing 280 basis points to 41.8%, up from 39.0% in the prior year. The number of units shipped in 2011 increased 5% to 55.0 million and the average price point increased 3% to $64.47.
HSN
HSN net sales increased 5% in 2012, or $104.7 million, driven by sales growth in home design, household, beauty and culinary, offset by lower sales in jewelry. During 2012, HSN focused on several key initiatives targeted at customer acquisition and retention.  Pricing strategies and product selection were designed to appeal to potential and current customers with lower overall price points and product selection to drive higher volumes; we offered entertainment events designed to reinforce our  brand and company awareness in the marketplace; we continued to invest in digital marketing initiatives to appeal to the growing number of digital consumers; and we provided our customers with payment alternatives designed to make the shopping experience with HSN easier and flexible. As a result of these and other initiatives, the number of units shipped increased 8% to 44.7 million and average price point decreased 4% to $60.57. Digital sales grew 10% with penetration increasing 160 basis points to 35.4%, up from 33.8% in the prior year. Shipping and handling revenues decreased 4% driven by an increase in shipping and handling promotions, particularly in the second half of the year. The return rate decreased 50 basis points to 19.5% from 20.0% in the prior year.
HSN net sales increased 2% in 2011, or $44.4 million, driven by revenue growth in the home & other division, particularly in the electronics and culinary categories. Digital sales grew 9% in 2011 with penetration increasing 200 basis points to 33.8%, up from 31.8% in the prior year. Average price point increased 3% and units shipped increased 2%. The return rate increased to 20.0% from 18.9% primarily due to changes in product mix.
Divisional product mix at HSN is provided in the table below:

	Year Ended December 31,
	2012	2011	2010
Jewelry	12.9%	14.0%	14.6%
Fashion (apparel & accessories)	13.0%	13.3%	13.5%
Beauty & Wellness	17.6%	17.3%	17.3%
Home & Other (including household, home design, electronics, culinary, fitness and other)	56.5%	55.4%	54.6%
Total	100.0%	100.0%	100.0%

Cornerstone
Cornerstone's net sales increased 10% in the 52-week period in 2012, or $92.7 million, compared to the 53-week period in the prior year. Excluding the incremental sales from the additional week in 2011, net sales increased 12% primarily due to strength in the home brands, the addition of Chasing Fireflies to the portfolio in April 2012 and an increase in catalog circulation. Digital sales grew 18% with penetration increasing 430 basis points to 65.0%, up from 60.7% in the prior year. The return rate decreased 130 basis points to 13.4% due to changes in product mix and a heightened focus on quality assurance efforts. Catalog circulation increased 10% compared to the prior year.
Cornerstone’s net sales increased 18% in the 53-week period in 2011, or $140.6 million, compared to the 52-week period in the prior year. Excluding the incremental sales from the additional week in 2011, net sales increased 16% which was primarily attributable to strength at Cornerstone’s three largest brands, Frontgate, Ballard Designs and Garnet Hill; as well as investment in catalog circulation and digital marketing. Digital sales grew 23% in 2011 with penetration increasing 210 basis points to 60.7%, up from 58.6% in the prior year. The return rate decreased 30 basis points to 14.7% from 15.0%. Catalog circulation increased 17% in 2011 compared to the prior year.
The brand mix at Cornerstone is provided in the table below:

	Year Ended December 31,
	2012	2011	2010
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	71.8%	71.5%	71.4%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith)	28.2%	28.5%	28.6%
Total	100.0%	100.0%	100.0%
Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Year Ended December 31,
	2012	Change	2011	Change	2010
	(Dollars in thousands)
Gross profit:
HSN	$786,650	6%	$741,308	5%	$709,181
HSN gross profit margin	34.7%	40 bp	34.3%	80 bp	33.5%
Cornerstone	$397,074	11%	$358,954	21%	$296,629
Cornerstone gross profit margin	39.6%	10 bp	39.5%	90 bp	38.6%
HSNi	$1,183,724	8%	$1,100,262	9%	$1,005,810
HSNi gross profit margin	36.2%	40 bp	35.8%	90 bp	34.9%
bp = basis points

HSN
Gross profit for HSN increased 6% in 2012, or $45.3 million, compared to the prior year. Gross profit margin improved 40 basis points to 34.7% from 34.3%. The margin increase was primarily attributable to an increase in product margins driven by product mix but were largely offset by the decrease in the net shipping margin primarily due to an increase in shipping promotions. The increase was also due to lower transaction costs related to debit card fees.
Gross profit for HSN increased 5% in 2011, or $32.1 million, compared to the prior year. Gross profit margin improved 80 basis points to 34.3% from 33.5%. The margin increase was primarily attributable to lower outbound shipping costs, liquidation charges and inbound freight costs.
Cornerstone
Gross profit for Cornerstone increased 11% in 2012, or $38.1 million, compared to the prior year. Gross profit margin improved 10 basis points to 39.6% from 39.5% in the prior year. The margin was positively impacted by lower inbound freight costs in the home brands, lower return rates and lower inventory reserves, offset by a decrease in net shipping margins driven by the increase in shipping promotions.

Gross profit for Cornerstone increased 21% in 2011, or $62.3 million, compared to the prior year. Gross profit margin improved 90 basis points to 39.5% from 38.6% in the prior year. The margin increase was primarily attributable to improved outbound shipping margins and leverage over fixed warehousing costs, partially offset by increased promotional activity to drive sales demand.
Selling and Marketing Expense
Selling and marketing expense consists primarily of advertising and promotional expenditures, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service, sales and merchandising, production and programming functions and on-air distribution costs. Advertising and promotional expenditures primarily include catalog production and distribution costs and online marketing, including fees paid to search engines and third-party distribution partners.

	Year Ended December 31,
	2012	Change	2011	Change	2010
	(Dollars in thousands)
HSN	$385,243	4%	$368,915	1%	$363,882
As a percentage of HSN net sales	17.0%	(10 bp)	17.1%	(10 bp)	17.2%
Cornerstone	$277,079	12%	$247,501	19%	$208,421
As a percentage of Cornerstone net sales	27.7%	50 bp	27.2%	10 bp	27.1%
HSNi	$662,322	7%	$616,416	8%	$572,303
As a percentage of HSNi net sales	20.3%	20 bp	20.1%	30 bp	19.8%
HSNi's selling and marketing expense in 2012 increased 7%, or $45.9 million, and was 20.3% of net sales compared to 20.1% in 2011. The increase was primarily due to additional catalog production and distribution costs associated with a 10% increase in Cornerstone's catalog circulation, an increase in employee-related costs including for the sales and service center, and investments in digital marketing.
HSNi’s selling and marketing expense in 2011 increased 8%, or $44.1 million, and was 20.1% of net sales compared to 19.8% in 2010. The increase in the expense was primarily due to additional expenses incurred for Cornerstone's catalog production and distribution costs associated with a 17% increase in catalog circulation, an increase in compensation and other employee-related costs primarily due to increased headcount and investments in digital and brand marketing.
General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Year Ended December 31,
	2012	Change	2011	Change	2010
	(Dollars in thousands)
HSN	$162,417	7%	$151,813	4%	$146,391
As a percentage of HSN net sales	7.2%	20 bp	7.0%	10 bp	6.9%
Cornerstone	$62,236	9%	$57,169	13%	$50,767
As a percentage of Cornerstone net sales	6.2%	(10 bp)	6.3%	(30 bp)	6.6%
HSNi	$224,653	7%	$208,982	6%	$197,158
As a percentage of HSNi net sales	6.9%	10 bp	6.8%	0 bp	6.8%
HSNi’s general and administrative expense in 2012 increased 7%, or $15.7 million, and was 6.9% of net sales compared to 6.8% in the prior year. The increase in expense was primarily due to a $7.8 million sales tax settlement at Cornerstone, an increase in bad debt expense due to higher usage of the extended payment program at HSN ("Flexpay") and technology-related costs, partially offset by a $6.1 million decrease in stock-based compensation.
HSNi’s general and administrative expense in 2011 increased 6%, or $11.8 million, and was 6.8% of net sales, consistent with the prior year. The increase in expense was primarily driven by an increase in compensation and other employee-related costs including $4.5 million of additional stock-based compensation and higher insurance costs. These expenses were partially offset by a decrease in legal costs due to a $3.0 million settlement recorded in the prior year.

Depreciation and Amortization

	Year Ended December 31,
	2012	Change	2011	Change	2010
	(Dollars in thousands)
HSN	$26,486	(4)%	$27,652	(8)%	$30,184
Cornerstone	11,519	41%	8,170	11%	7,362
HSNi	$38,005	6%	$35,822	(5)%	$37,546
As a percentage of HSNi net sales	1.2%	0 bp	1.2%	(10 bp)	1.3%

Depreciation and amortization for 2012 increased 6%, or $2.2 million, compared to the prior year. The increase was primarily due to depreciation on leasehold improvements and equipment related to a new leased Cornerstone warehouse facility opened in 2012 and amortization of intangibles acquired in the second quarter related to the Chasing Fireflies acquisition, partially offset by certain fixed assets becoming fully depreciated during 2012.

Depreciation and amortization for 2011 decreased 5%, or $1.7 million, compared to the prior year. The decrease was primarily due to certain fixed assets becoming fully depreciated during the period. The capital expenditures were primarily at HSN in 2011 and 2010 and were for investments in information technology, campus renovations and broadcast-related investments.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 6 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2012	Change	2011	Change	2010
	(Dollars in thousands)
HSN	$250,836	7%	$235,164	10%	$213,613
As a percentage of HSN net sales	11.1%	20 bp	10.9%	80 bp	10.1%
Cornerstone	$73,441	9%	$67,595	49%	$45,240
As a percentage of Cornerstone net sales	7.3%	(10 bp)	7.4%	150 bp	5.9%
HSNi	$324,277	7%	$302,759	17%	$258,853
As a percentage of HSNi net sales	9.9%	0 bp	9.9%	90 bp	9.0%

HSNi's Adjusted EBITDA in 2012 increased 7%, or $21.5 million, and was 9.9% of net sales, consistent with the prior year. The increase in Adjusted EBITDA was primarily due to a 6% increase in net sales and a 40 basis point improvement in gross profit margin, partially offset by an 8% increase in operating expenses (excluding non-cash charges and the $7.8 million sales tax settlement). HSN's Adjusted EBITDA increased 7%, or $15.7 million, primarily due to a 5% increase in net sales and a 40 basis point improvement in gross profit margin, partially offset by a 6% increase in operating expenses (excluding non-cash charges) primarily for employee-related costs, digital and brand marketing and bad debt expense. Cornerstone's Adjusted EBITDA increased 9%, or $5.8 million, primarily due to the addition of Chasing Fireflies.
HSNi’s Adjusted EBITDA in 2011 increased 17%, or $43.9 million, and was 9.9% of net sales as compared to 9.0% in 2010. The increase in Adjusted EBITDA was primarily due to a 6% growth in net sales and 90 basis point improvement in gross profit margin as compared to 2010, partially offset by the increase in operating expenses for investments in catalog circulation at Cornerstone and compensation and employee-related costs. HSN’s Adjusted EBITDA in 2011 increased 10%, or $21.6 million, primarily due to a 2% increase in net sales and 80 basis point improvement in gross profit margin, partially offset by a 2% increase in operating expenses (excluding non-cash charges) primarily for compensation and employee-related costs. Cornerstone’s Adjusted EBITDA in 2011 increased 49%, or $22.4 million, primarily due to an 18% increase in net sales and 90 basis point improvement in gross profit margin, partially offset by a 16% increase in operating expenses (excluding non-cash charges) primarily for investments in its catalog circulation and compensation and employee-related costs.

Operating Income

	Year Ended December 31,
	2012	Change	2011	Change	2010
	(Dollars in thousands)
HSN	$212,503	10%	$192,928	14%	$168,724
As a percentage of HSN net sales	9.4%	50 bp	8.9%	90 bp	8.0%
Cornerstone	$46,241	—%	$46,114	53%	$30,079
As a percentage of Cornerstone net sales	4.6%	(50 bp)	5.1%	120 bp	3.9%
HSNi	$258,744	8%	$239,042	20%	$198,803
As a percentage of HSNi net sales	7.9%	10 bp	7.8%	90 bp	6.9%
HSNi's operating income in 2012 increased 8%, or $19.7 million, and was 7.9% of net sales compared to 7.8% in the prior year. The increase was primarily due to a 6% growth in net sales and 40 basis point improvement in gross profit margin, partially offset by a 7% increase in operating expenses primarily for Cornerstone's catalog circulation, the $7.8 million sales tax settlement at Cornerstone, investments in digital marketing and technology, and employee-related costs.
HSNi’s operating income in 2011 increased 20%, or $40.2 million, and was 7.8% of net sales compared to 6.9% in the prior year. The increase in operating income was primarily due to the 6% growth in net sales and 90 basis point improvement in gross profit margin, partially offset by a 7% increase in operating expenses primarily for investments in Cornerstone’s catalog circulation and compensation and employee-related costs.
Other Income (Expense)

	Year Ended December 31,
	2012	Change	2011	Change	2010
	(Dollars in thousands)
Interest income	$564	(17)%	$679	(25)%	$900
Interest expense	(20,811)	(35)%	(31,963)	(3)%	(33,085)
Loss on debt extinguishment	(18,627)	NA	—	NA	—
Total other expense, net	$(38,874)	24%	$(31,284)	(3)%	$(32,185)
As a percentage of HSNi net sales	1.2%	20 bp	1.0%	(10 bp)	1.1%

Interest Expense
On April 24, 2012, HSNi entered into a $600 million five-year syndicated credit agreement (“Credit Agreement”) which replaced the credit agreement that was set to expire in July 2013.  On July 31, 2012, HSNi drew $250 million from its delayed draw term loan under the Credit Agreement. The proceeds of the term loan were used to fully redeem the $240 million 11.25% Senior Notes due 2016 (“Senior Notes”) on August 1, 2012 as discussed below. Interest expense in 2012 was primarily related to the Senior Notes which bore interest at 11.25% through the August 1, 2012 redemption date and the $250 million term loan outstanding under the Credit Agreement. Interest expense in the prior year was primarily related to the Senior Notes and the $69.8 million term loan outstanding under the prior credit agreement. As a result of these refinancing transactions, interest expense decreased in 2012 and we expect it to further decrease in 2013 compared to prior periods.

Loss on Debt Extinguishment

On August 1, 2012, HSNi fully redeemed $240 million of its Senior Notes. The Senior Notes were redeemed for $253.5 million, or 105.625% of the principal amount.  HSNi reported approximately $18.6 million in “loss on debt extinguishment” primarily associated with redemption of the Senior Notes in the third quarter of 2012.  These charges resulted from the redemption premium of $13.5 million and $5.1 million related to the write-off of unamortized issuance costs and original issue discount.

Income Tax Provision
For the years ended December 31, 2012, 2011 and 2010, HSNi recorded tax provisions from continuing operations of $83.4 million, $80.1 million and $66.2 million, respectively, which represent effective tax rates of 37.9%, 38.6% and 39.7%, respectively. The 2012, 2011 and 2010 tax rates are higher than the federal statutory rate of 35% due principally to state income taxes.
Discontinued Operations
In May 2012, substantially all of the assets and certain liabilities of Smith+Noble, a Cornerstone brand specializing in window treatments, were sold for $5.5 million. The operating results for Smith+Noble are included in “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented. Cornerstone recorded an after-tax loss on the sale of $0.1 million in the second quarter of 2012, which is included in “Loss from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

In July 2012, substantially all of the assets and certain liabilities of The Territory Ahead, a Cornerstone brand specializing in casual apparel for men and women, were sold for approximately $1.1 million. The operating results for The Territory Ahead are included in “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented. An impairment charge of $5.9 million was recorded in the second quarter of 2012 to reduce the carrying value of the net assets to their estimated net realizable value and is included in “Loss from discontinued operations, net of tax” in the accompanying statements of operations.
Liquidity and Capital Resources
As of December 31, 2012, HSNi had $222.1 million of cash and cash equivalents, down from $381.8 million as of December 31, 2011.
Net cash provided by operating activities attributable to continuing operations was $147.4 million in 2012 compared to $165.4 million in 2011, a decrease of $18.0 million. This decrease was primarily due to additional working capital requirements to support our sales growth including higher inventory levels and increased Flexpay usage, partially offset by the improved operating performance.
Net cash used in investing activities attributable to continuing operations in 2012 of $62.1 million resulted from $45.8 million in capital expenditures and $22.9 million for the acquisition of Chasing Fireflies, partially offset by the $6.6 million in proceeds received from the divestitures of Smith+Noble and The Territory Ahead. The capital expenditures were primarily at HSN and were for investments in information and digital technology, warehouse improvements and infrastructure. In 2013, HSNi expects to make approximately $70 million in capital expenditures primarily for investments in information technology, digital and warehouse improvements.
Net cash used in financing activities attributable to continuing operations in 2012 was $239.5 million. During the third quarter of 2012, HSNi drew $250 million on its term loan to fund the redemption of its Senior Notes for $253.5 million. During 2012, HSNi repurchased 5.5 million shares of common stock for $221.8 million, or an average cost of $40.40. HSNi also paid dividends totaling $0.555 per common share resulting in $31.0 million in payments during 2012. HSNi had a cash inflow of $20.7 million from the proceeds from stock option exercises and a cash outflow of $18.2 million used to cover withholding taxes for our stock-based awards. Additionally, in 2012 HSNi had an inflow of $19.0 million for excess tax benefits from stock-based awards.

Net cash used in discontinued operations in 2012 was $5.5 million and relates primarily to the operating activities of Smith+Noble and The Territory Ahead, divested brands of the Cornerstone operating segment. HSNi does not expect future cash flows associated with discontinued operations to be material.

HSNi's $600 million Credit Agreement is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of the voting equity securities of HSNi's first-tier foreign subsidiaries. This Credit Agreement replaced the credit agreement that was set to expire in July 2013. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million delayed draw term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. HSNi drew $250 million from its term loan on July 31, 2012 to fund the redemption of the Senior Notes, as discussed below. HSNi capitalized $5.5 million in financing costs related to the Credit Agreement and is amortizing these costs to interest expense over the Credit Agreement's five-year life.

The Credit Agreement contains various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of December 31, 2012, with a leverage ratio of 0.80x and an interest coverage ratio of 16.72x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of December 31, 2012 was 1.72%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $29.2 million as of December 31, 2012. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2012, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $320.8 million.
To reduce our future exposure to rising interest rates under our credit facility, we entered into a forward-starting swap in December 2012 that effectively converts $187.5 million of our variable rate term loan to a fixed-rate basis beginning January 2014 through April 2017. For additional information related to our interest rate swaps, refer to Note 8 of Notes to Consolidated Financial Statements.
On July 28, 2008, HSNi issued $240 million of 11.25% Senior Notes due 2016. The Senior Notes were fully redeemed on August 1, 2012 for $253.5 million, or 105.625% of the principal amount. HSNi drew $250 million from its term loan on July 31, 2012 and used its cash on hand to fund the redemption. HSNi reported approximately $18.6 million in pre-tax charges primarily associated with redemption of the Senior Notes. These charges resulted from the redemption premium of $13.5 million and $5.1 million related to the write-off of unamortized issuance costs and original issue discount.
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
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the year ended December 31, 2012, HSNi repurchased approximately 5.5 million shares at a cost of $220.6 million, or an average cost of $40.40 per share. As of December 31, 2012, approximately 3.7 million shares remained authorized for repurchase under the program.
Effective February 13, 2013, HSNi's Board of Directors approved a cash dividend of $0.18 per common share. The dividend will be paid on March 20, 2013 to HSNi's record holders as of March 6, 2013.

Contractual Obligations and Commercial Commitments
The following table presents HSNi’s contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities	$250,000	$9,375	$29,688	$210,937	$—
Interest on debt (a)	20,908	4,394	10,335	6,179	—
Operating leases	115,687	23,578	38,180	27,370	26,559
Purchase obligations (b)	99,337	83,467	15,729	141	—
Total contractual obligations	$485,932	$120,814	$93,932	$244,627	$26,559

(a)
Includes interest on variable rate debt estimated using the rate in effect as of December 31, 2012 through January 31, 2014, at which time the forward-staring interest rate swap goes into effect. An all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of December 31, 2012 is then assumed from February 1, 2014 through April 2017, the date of expiration of the variable rate debt.

(b)	The purchase obligations primarily relate to contracts with pay television operators and include obligations for future cable distribution and commission guarantees.

	Amount of Commitments Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Letters of credit and surety bonds (c)	$32,674	$32,624	$50	$—	$—

(c)
The letters of credit (“LOCs”) primarily consist of trade LOCs which are used for inventory purchases. Trade LOCs are guarantees of payment based upon the delivery of goods. The surety bonds primarily consist of custom bonds which relate to the import of merchandise into the United States.

We issue inventory purchase orders in the normal course of business, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments; therefore, they are excluded from the table above. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.

At December 31, 2012, we had $0.9 million, including penalties and interest, recorded for uncertain tax positions. We are not able to reasonably estimate the timing of payments in future periods; therefore, the liability of $0.9 million has not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements
Other than the items described above, HSNi does not have any material off-balance sheet arrangements as of December 31, 2012.
Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter. Reported revenues in the fourth quarter were 30%, 30% and 31% of total reported annual revenues in 2012, 2011 and 2010, respectively.

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
Adjusted EBITDA is defined as operating income excluding, if applicable: (1) non-cash charges including: (a) stock-based compensation expense, (b) amortization of intangibles, (c) depreciation and gains and losses on asset dispositions, and (d) goodwill, long-lived asset and intangible asset impairments; (2) pro forma adjustments for significant acquisitions; and (3) other significant items. Significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, thereby affecting the comparability of results. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail and media industries. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi's consolidated statements of operations of certain expenses, including stock-based compensation, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and other significant items.

Items That Are Excluded From HSNi's Non-GAAP Measure
Stock-based compensation expense consists principally of expense associated with the grants of restricted stock, restricted stock units, stock options and stock appreciation rights. These expenses are not paid in cash, and HSNi includes the related shares in its calculations of diluted shares outstanding. Upon vesting of restricted stock and restricted stock units and the exercise of certain stock options and stock appreciation rights, the awards can be settled, at HSNi's discretion, on a net basis, with HSNi remitting the required tax withholding amount from its current funds.
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
Other Significant Items represent transactions that may vary significantly from period to period and have a disproportionate effect in a given period, thereby affecting the comparability of results.

Reconciliation of Adjusted EBITDA
See Note 6 of Notes to Consolidated Financial Statements for the reconciliation between Adjusted EBITDA and net income for the years ended December 31, 2012, 2011 and 2010.

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
Impairment of Goodwill and Indefinite-Lived Intangible Assets
HSNi assesses the impairment of goodwill and identifiable indefinite-lived intangible assets, principally trademarks and trade names, at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. In performing this review, HSNi has the option of performing a qualitative assessment to determine whether it is more likely than not that the fair values of the reporting unit and/or indefinite-lived intangible assets are less than the carrying values. In performing the qualitative assessment, HSNi considers various factors including (but not limited to): macroeconomic, industry and market conditions; cost factors affecting the business; the overall financial performance of the business; any relevant changes in management, strategies or customers; and any sustained decreases in its stock price. If HSNi determines based on this assessment that it is not more likely that the fair value is less than its carrying value, then the goodwill and/or the indefinite-lived intangible assets are deemed to be not impaired and no further testings is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). If HSNi determines that it is more likely than not that the fair value is less than its carrying value, then the quantitative goodwill and/or indefinite-lived intangible asset impairment tests must be completed.

If necessary, HSNi performs a quantitative assessment of the fair values of its goodwill and intangible assets. In performing this review, HSNi is required to make an assessment of the fair value of its intangible assets. If it is determined that the implied fair value of goodwill and/or indefinite-lived intangible assets is less than the carrying amount, an impairment charge, equal to the excess, is recorded. HSNi determines the fair value of its reporting units by using a discounted cash flow analysis with consideration of an equity analysis based on the trading value of its common stock. HSNi utilizes the relief from royalty method to assess fair values of its trademarks and trade names.
In assessing fair value, HSNi considers, among other indicators, differences between estimated and actual cash flows and revenue streams and changes in the related discount, royalty and terminal growth rates. Determining these rates requires the exercise of significant judgments. These factors used in the determination of fair value are sensitive to, among other things, changes in the retail consumer market and the general economy.
Returns Reserves
Net sales from HSNi primarily consist of merchandise sales and are reduced by incentive discounts and sales returns. HSNi's sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual levels of product returns may vary from these estimates. HSNi's estimated return rates were 17.8%, 18.5% and 17.9% in 2012, 2011 and 2010, respectively.
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
Stock-Based Compensation
We measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. HSNi grants performance-based equity awards whose value is based on the extent to which certain pre-established performance goals are achieved during a three-year period. Each reporting period prior to the vesting of these awards, management must apply significant judgment when estimating the expected future achievement of the designated performance metrics. The estimation of stock awards that will ultimately vest and the estimation of the value of the performance-based awards require judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The fair value of restricted stock units is determined based on the number of shares granted and the closing price of our common stock at the grant date. The fair value of stock options, stock appreciation rights and options granted under our employee stock purchase plan are estimated on the grant date using the Black-Scholes option pricing model. This model incorporates various assumptions, including expected volatility and expected term. Expected stock price volatilities are estimated based on HSNi's historical experience and the historical and implied volatilities of comparable publicly-traded companies. The expected term of awards granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. Actual results and future estimates may differ substantially from our current estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 31, 2012, HSNi’s outstanding long-term debt was $250.0 million, all of which pays interest at a variable rate, generally tied to LIBOR. Changes in interest rates on our variable rate debt could affect our earnings. We are managing our future interest rate exposure through a forward-starting interest rate swap with a notional amount of $187.5 million and a fixed rate of 0.8525% that will take effect January 2014. A hypothetical 100 basis point increase in interest rates on our variable rate obligations would increase our annual interest expense by $2.5 million excluding the effect of the interest rate swap which does not take effect until January 2014.
At December 31, 2011, HSNi's outstanding long-term debt consisted of $240.0 million of Senior Notes which paid interest at fixed rates. As market rates declined, the required interest payments on this fixed rate debt would exceed those based on market rates. A hypothetical 100 basis point increase or decrease in interest rates would have decreased or increased, respectively, the fair value of the fixed-rate debt by approximately $6.5 million. The Senior Notes were fully redeemed in August 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of HSN, Inc.
We have audited the accompanying consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HSN, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tampa, Florida
February 21, 2013

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales	$3,266,739	$3,069,356	$2,884,308
Cost of sales	2,083,015	1,969,094	1,878,498
Gross profit	1,183,724	1,100,262	1,005,810
Operating expenses:
Selling and marketing	662,322	616,416	572,303
General and administrative	224,653	208,982	197,158
Depreciation and amortization	38,005	35,822	37,546
Total operating expenses	924,980	861,220	807,007
Operating income	258,744	239,042	198,803
Other income (expense):
Interest income	564	679	900
Interest expense	(20,811)	(31,963)	(33,085)
Loss on debt extinguishment	(18,627)	—	—
Total other expense, net	(38,874)	(31,284)	(32,185)
Income from continuing operations before income taxes	219,870	207,758	166,618
Income tax provision	(83,373)	(80,106)	(66,177)
Income from continuing operations	136,497	127,652	100,441
Loss from discontinued operations, net of tax	(5,822)	(4,582)	(1,918)
Net income	$130,675	$123,070	$98,523

Income from continuing operations per share:
Basic	$2.42	$2.18	$1.75
Diluted	$2.36	$2.10	$1.69
Net income per share:
Basic	$2.32	$2.10	$1.72
Diluted	$2.25	$2.03	$1.65
Shares used in computing earnings per share:
Basic	56,314	58,636	57,414
Diluted	57,956	60,689	59,546
Dividends declared per common share	$0.555	$0.125	$—

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share data)

	Years Ended December 31,
	2012	2011	2010
Net income	$130,675	$123,070	$98,523
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	254
Change in fair value of derivative instrument	(471)	—	—
Other comprehensive (loss) income, net of tax	(471)	—	254
Comprehensive income	$130,204	$123,070	$98,777

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$222,092	$381,808
Accounts receivable, net of allowance of $14,537 and $13,127, respectively	249,890	222,583
Inventories	330,936	296,460
Deferred income taxes	27,603	24,302
Prepaid expenses and other current assets	46,172	44,966
Total current assets	876,693	970,119
Property and equipment, net	171,303	158,434
Intangible assets, net	266,876	258,048
Goodwill	9,858	—
Other non-current assets	7,222	8,372
TOTAL ASSETS	$1,331,952	$1,394,973
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$267,061	$270,227
Current maturities of long-term debt	9,375	—
Accrued expenses and other current liabilities	215,389	193,991
Total current liabilities	491,825	464,218
Long-term debt, less current maturities	240,625	239,111
Deferred income taxes	79,002	78,131
Other long-term liabilities	15,986	23,816
Total liabilities	827,438	805,276
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 54,853,684 and 58,414,019 issued shares as of December 31, 2012 and 2011, respectively	549	584
Additional paid-in capital	1,964,760	2,180,112
Accumulated deficit	(1,460,324)	(1,590,999)
Accumulated other comprehensive income	(471)	—
Total shareholders’ equity	504,514	589,697
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,331,952	$1,394,973

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2009	—	$—	56,503	$565	$2,156,311	$(1,812,592)	$(254)	$344,030
Net income	—	—	—	—	—	98,523	—	98,523
Other comprehensive income	—	—	—	—	—	—	254	254
Stock-based compensation expense for equity awards	—	—	—	—	16,491	—	—	16,491
Issuance of common stock from stock-based compensation awards	—	—	1,464	15	17,150	—	—	17,165
Balance as of December 31, 2010	—	—	57,967	580	2,189,952	(1,714,069)	—	476,463
Net income	—	—	—	—	—	123,070	—	123,070
Stock-based compensation expense for equity awards	—	—	—	—	18,908	—	—	18,908
Cash dividend declared on common stock	—	—	—	—	(7,384)	—	—	(7,384)
Issuance of common stock from stock-based compensation awards, including tax benefit of $9,330	—	—	1,238	12	6,689	—	—	6,701
Repurchases of common stock	—	—	(791)	(8)	(28,053)	—	—	(28,061)
Balance as of December 31, 2011	—	—	58,414	584	2,180,112	(1,590,999)	—	589,697
Net income	—	—	—	—	—	130,675	—	130,675
Other comprehensive loss	—	—	—	—	—	—	(471)	(471)
Stock-based compensation expense for equity awards	—	—	—	—	14,440	—	—	14,440
Cash dividend declared on common stock	—	—	—	—	(31,049)	—	—	(31,049)
Issuance of common stock from stock-based compensation awards, including tax benefit of $18,900	—	—	1,901	19	21,797	—	—	21,816
Repurchases of common stock	—	—	(5,461)	(54)	(220,540)	—	—	(220,594)
Balance as of December 31, 2012	—	$—	54,854	$549	$1,964,760	$(1,460,324)	$(471)	$504,514

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities attributable to continuing operations:
Net income	$130,675	$123,070	$98,523
Loss from discounted operations, net of tax	(5,822)	(4,582)	(1,918)
Income from continuing operations	136,497	127,652	100,441
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization	38,005	35,822	37,546
Stock-based compensation expense	19,056	26,401	21,232
Loss on debt extinguishment	18,627	—	—
Amortization of cable and satellite distribution fees	—	—	3,358
Amortization of debt issuance costs	1,777	2,941	2,571
Deferred income taxes	(2,146)	2,238	(2,809)
Bad debt expense	24,186	19,758	19,827
Excess tax benefits from stock-based awards	(19,004)	(9,835)	(3,112)
Other	764	2,343	1,526
Changes in current assets and liabilities:
Accounts receivable	(51,995)	(46,201)	(32,593)
Inventories	(36,117)	(1,385)	(35,096)
Prepaid expenses and other assets	(3,724)	(3,213)	3,388
Accounts payable, accrued expenses and other current liabilities	21,487	8,834	18,693
Net cash provided by operating activities attributable to continuing operations	147,413	165,355	134,972
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(45,803)	(42,069)	(37,006)
Acquisition of business, net of cash received	(22,875)	—	—
Proceeds from sale of discontinued operations	6,580	—	—
Net cash used in investing activities attributable to continuing operations	(62,098)	(42,069)	(37,006)
Cash flows from financing activities attributable to continuing operations:
Redemption of Senior Notes	(253,500)	(69,841)	(30,159)
Borrowing under term loan	250,000	—	—
Payments of debt issuance costs	(4,607)	—	—
Repurchase of common stock	(221,835)	(26,821)	—
Cash dividends paid	(31,049)	(7,384)	—
Proceeds from issuance of common stock	20,688	8,845	18,021
Tax withholdings related to stock-based awards	(18,209)	(11,430)	(2,744)
Excess tax benefits from stock-based awards	19,004	9,835	3,112
Net cash used in financing activities attributable to continuing operations	(239,508)	(96,796)	(11,770)
Total cash (used in) provided by continuing operations	(154,193)	26,490	86,196
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities attributable to discontinued operations	(5,361)	1,309	(1,356)
Net cash used in investing activities attributable to discontinued operations	(162)	(250)	(502)
Total cash (used in) provided by discontinued operations	(5,523)	1,059	(1,858)
Net (decrease) increase in cash and cash equivalents	(159,716)	27,549	84,338
Cash and cash equivalents at beginning of period	381,808	354,259	269,921
Cash and cash equivalents at end of period	$222,092	$381,808	$354,259

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and private label merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes, Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (iii) websites, which consist primarily of HSN.com and the eight branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile devices. HSNi’s television home shopping business, related digital sales and outlet stores are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.” Smith+Noble, a Cornerstone brand that specializes in window treatments, was sold in May 2012 and The Territory Ahead, a Cornerstone brand that specializes in casual apparel, was sold in July 2012.
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
The consolidated financial statements include the accounts of HSN, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated. The operating results of Smith+Noble and The Territory Ahead are presented as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows for all periods presented. See Note 17 for further discussion of discontinued operations.
Fiscal Year
HSNi’s consolidated financial results are reported on a calendar year basis ending on December 31. HSN’s reporting period is the same as HSNi. Cornerstone has a 4-4-5 week accounting cycle with the fiscal year ending on the Saturday on or immediately preceding December 31. Cornerstone’s fiscal years 2012, 2011, and 2010 include 52, 53 and 52 weeks, respectively. There are no intervening events that materially affect HSNi’s consolidated balance sheets or consolidated statements of operations.
Reclassifications
In addition to the reclassifications made in the consolidated statements of operations and cash flows to present Smith+Noble and The Territory Ahead as discontinued operations, certain other reclassifications were made to prior period amounts in the consolidated statements of operations and cash flows to conform to the current year presentation. Specifically, expenses previously included within the line "Production and programming" in the consolidated statements of operations are now included in the line "Selling and marketing." See Note 17 for further discussion of discontinued operations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Revenue primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSNi's sales policy allows customers to return merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual returns of product sales have not materially varied from estimates in any of the periods presented. HSNi's estimated return rates were 17.8%, 18.5%, and 17.9% in 2012, 2011, and 2010, respectively. Sales taxes collected are not included in revenue.
Shipping and Handling Fees and Costs
Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

Cash and Cash Equivalents
Cash and cash equivalents include cash and money market instruments with an original maturity of three months or less when purchased and are stated at cost.
Accounts Receivable
Accounts receivable are principally comprised of amounts due from customers and credit card companies, net of an allowance for doubtful accounts. HSN provides extended payment terms to its customers on certain products known as Flexpay. Revenue is recorded when delivery to the customer has occurred, at which time HSN collects the first payment, sales tax and all shipping and handling fees. Subsequent collections are due from customers in 30-day increments, payable automatically upon authorization of the customer’s method of payment. HSN accepts most credit and select debit cards. HSN offers Flexpay programs ranging from two to six interest-free monthly payments. Flexpay receivables consist of outstanding balances owed by customers, less a reserve for uncollectible balances.
The balance of accounts receivable, net of allowances, is as follows (in thousands):

	December 31,
	2012	2011
Flexpay and other customer-related	$203,041	$180,393
Credit card companies	29,393	25,518
Other	17,456	16,672
Accounts receivable, net	$249,890	$222,583

Accounts receivable outstanding longer than the contractual payment terms are considered past due. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, HSNi’s previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they are deemed uncollectible.
Inventories
Inventories, which primarily consist of finished goods, are valued at the lower of cost or market, with the cost being determined based upon the first-in, first-out method. Cost includes inbound freight and duties and, in the case of HSN, certain allocable costs, including certain warehouse costs. Inventories include approximately $6.2 million and $5.4 million of these allocable general and administrative overhead costs at December 31, 2012 and 2011, respectively, and approximately $24.3 million, $20.9 million, and $17.6 million of such costs were included in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors.

Property and Equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in the statement of operations.
Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over the shorter of the estimated service life or lease period.

Asset Category	Depreciation Period
Computer and broadcast equipment and capitalized software	3 to 6 Years
Buildings, leasehold improvements and land improvements	3 to 40 Years
Furniture and other equipment	3 to 10 Years
HSNi capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed; management with the relevant authority authorizes and commits to the funding of the software project; and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software is depreciated on a straight-line basis over the estimated useful life of the software, not to exceed five years. Capitalized software costs, net of accumulated amortization, totaled $21.6 million and $23.0 million at December 31, 2012 and 2011, respectively, and are included in “Property and equipment, net” in the accompanying consolidated balance sheets. Amortization expense related to the capitalized software costs was $12.7 million, $13.1 million and $14.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and included in depreciation expense in the consolidated statements of operations.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill acquired in business combinations is assigned to the reporting units that are expected to benefit from the combination as of the acquisition date. Goodwill and indefinite-lived intangible assets, primarily trade names and trademarks, are assessed annually for impairment as of October 1 or upon the occurrence of certain events or substantive changes in circumstances. See Note 3 for a further discussion on goodwill and indefinite-lived intangible assets.
Long-Lived Assets and Intangible Assets with Definite Lives
Long-lived assets, including property and equipment and intangible assets with definite lives, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount is deemed to not be recoverable, an impairment loss is recorded as the amount by which the carrying amount of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is generally recorded on a straight-line or accelerated basis over their estimated lives.
Cable and Satellite Distribution Fees
Cable and satellite distribution fees relate to fees paid in connection with annual or multi-year cable and satellite contracts for carriage of HSN’s programming. Fees that are paid upfront are included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the respective contracts. Unpaid fees are accrued and included in the line item “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets. Cable and satellite distribution fees and amortization are included in “Selling and marketing expense” in the accompanying consolidated statements of operations.
Advertising
Advertising costs include catalog production and distribution costs. Advertising costs are expensed in the period incurred, except for Cornerstone’s direct costs of producing and distributing its catalogs, which are capitalized. These capitalized costs are amortized over the expected future revenue stream, which is generally three months from the date catalogs are mailed. Such capitalized costs totaled $19.1 million and $19.8 million as of December 31, 2012 and 2011, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets.

Of these amounts, $10.2 million and $14.7 million as of December 31, 2012 and 2011, respectively, related to catalogs that had not yet been mailed. Advertising expense was $245.0 million, $215.5 million, and $183.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Stock-Based Compensation
HSNi recognizes compensation expense for stock-based awards, reduced for estimated forfeitures, on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding stock awards. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of cash flows are reported as a component of financing cash flows. HSNi issues new shares to satisfy equity vestings and exercises. See Note 11 for a further description of our stock compensation plans.
Earnings Per Share
HSNi computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method.
Derivative Instruments
HSNi uses derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. Such instruments are not held or used for trading purposes. HSNi is party to an interest rate swap agreement with one major financial institution that will fix the variable benchmark component (LIBOR) of HSNi's interest rate on a portion of its term loan beginning January 2014. See Note 8 for further discussion of derivative instruments.
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

NOTE 3—INTANGIBLE ASSETS AND GOODWILL

HSNi assesses the impairment of goodwill and indefinite-lived identifiable intangible assets, principally trademarks and trade names, at least annually during the fourth quarter and whenever events or circumstances indicate that the carrying value may not be fully recoverable. In performing this review, HSNi has the option of performing a qualitative assessment to determine whether it is more likely than not that the fair values of the reporting unit and/or indefinite-lived intangible assets are less than the carrying values. If HSNi determines that it is not more likely that the fair value is less than its carrying value, then the goodwill and/or the indefinite-lived intangible assets are deemed to be not impaired and no further testing is required until the next annual test date (or sooner if conditions or events before that date raise concerns of potential impairment in the business). If HSNi determines that it is more likely than not that the fair value is less than its carrying value, then the quantitative goodwill and/or indefinite-lived intangible asset impairment tests (as discussed below) must be completed.

If necessary, HSNi performs a quantitative assessment of the fair values of its goodwill and intangible assets. If it is determined that the implied fair value of goodwill and/or indefinite-lived intangible assets is less than the carrying amount, an impairment charge, equal to the excess, is recorded. The implied fair value of goodwill is determined in the same manner as in a business combination. The estimated fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the purchase price paid. The fair value of the reporting unit is determined by using a discounted cash flow analysis with consideration of an equity analysis based on the trading value of its common stock. The discounted cash flow analysis indicates the fair value of the reporting units based on the present value of the cash flows expected to be generated in the future. The equity analysis is based on the trading value of its common stock as of the valuation date or the average stock price over a range of dates prior to the valuation date, plus an estimated control premium. HSNi utilizes a relief from royalty method to assess the fair values of its trademarks and trade names.
In assessing fair value, HSNi considers, among other indicators, differences between estimated and actual cash flows and revenue streams; changes in the related discount, royalty and terminal growth rate; and the relationship between the trading price of its common stock and its per-share book value. Determining fair value requires the exercise of significant judgments. These factors used in the determination of fair value are sensitive to, among other things, changes in the retail consumer market and the general economy.
Intangible Assets
Intangible assets with indefinite lives relate principally to trade names and trademarks. Definite-lived intangible assets consist primarily of customer relationships which are amortized on an accelerated basis over their useful lives. When definite-lived intangible assets are sold or expire, the cost of the asset and the related accumulated amortization are eliminated and any gain or loss is recognized at such time.
In the second quarter of 2012, $9.7 million of indefinite-lived intangible assets (excluding goodwill) and $3.8 million of definite-lived intangible assets were recorded in connection with the acquisition of substantially all of the assets and liabilities of Chasing Fireflies, LLC. The total balance of HSNi's intangible assets, net, is as follows (in thousands):

	December 31,
	2012	2011
Intangible assets with indefinite lives	$264,849	$258,048
Intangible assets with definite lives, net	2,027	—
Total intangible assets, net	$266,876	$258,048

In the fourth quarter of 2012, HSNi elected to perform qualitative and quantitative assessments (as applicable) of its indefinite-lived intangible assets and concluded there were no impairments. In the fourth quarter of 2011, HSNi performed a quantitative assessment to test for impairment of its intangible assets. HSNi employed and considered the input of specialists to aid in determining appropriate royalty rates to be used in the fair value calculations using the relief of royalty rate. The outcome of the annual impairment testing indicated the existence of impairment associated with the trademarks and trade names of The Territory Ahead, a brand within the Cornerstone portfolio that was subsequently sold during 2012. An impairment charge of $2.2 million was recorded in the fourth quarter of 2011 and is included in the line item “Loss on discontinued operations, net of tax" in the accompanying consolidated statements of operations.

Amortization expense for the definite-lived intangible assets was $1.8 million, $0.4 million, and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, the following is information on intangible assets with definite lives (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
As of December 31, 2012	$3,800	$(1,773)	$2,027	1.4
As of December 31, 2011	$—	$—	$—	0

Goodwill

In the second quarter of 2012, $9.9 million of goodwill was recorded in connection with the acquisition of Chasing Fireflies which was allocated to the Cornerstone reporting unit. No adjustments have been made to the goodwill balance subsequent to the acquisition. In the fourth quarter of 2012, HSNi performed a qualitative assessment of its goodwill and concluded there was no impairment.

The following tables present the balance of goodwill by reporting unit, including changes in the carrying amount of goodwill, for the years ended December 31, 2012 and 2011 (in thousands):

	Gross Balance as of January 1, 2012	Accumulated Impairment	Net Balance as of January 1, 2012	Additions	Impairment	Net Balance as of December 31, 2012
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	492,606	(492,606)	—	9,858	—	9,858
Total	$2,884,200	$(2,884,200)	$—	$9,858	$—	$9,858

	Gross Balance as of January 1, 2011	Accumulated Impairment	Net Balance as of January 1, 2011	Additions	Impairment	Net Balance as of December 31, 2011
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	492,606	(492,606)	—	—	—	—
Total	$2,884,200	$(2,884,200)	$—	$—	$—	$—

NOTE 4—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	December 31,
	2012	2011
Capitalized software	$196,529	$197,842
Computer and broadcast equipment	83,038	93,364
Buildings and leasehold improvements	98,241	93,941
Furniture and other equipment	79,748	75,185
Projects in progress	18,494	8,881
Land and land improvements	10,734	10,962
	486,784	480,175
Less: accumulated depreciation and amortization	(315,481)	(321,741)
Total property and equipment, net	$171,303	$158,434

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As a result of the impairment charge recognized in the fourth quarter of 2011 related to the indefinite-lived intangible assets of The Territory Ahead, HSNi assessed if there was an impairment of any of this brand’s long-lived assets. As a result of this assessment, HSNi recognized an impairment charge of $0.8 million in 2011. This charge is included in the line item “Loss from discontinued operations, net of tax” in the accompanying consolidated statements of operations. As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize additional impairment charges in the future.
NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accrued sales returns	$40,554	$39,563
Accrued cable and satellite related fees	23,874	27,621
Accrued freight and fulfillment expenses	20,682	16,384
Accrued compensation and benefits	53,933	40,983
Income taxes payable	13,663	3,417
Other accrued expenses and current liabilities	62,683	66,023
Total accrued expenses and other current liabilities	$215,389	$193,991

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Year Ended December 31, 2012
	HSN	Cornerstone	Total
Adjusted EBITDA	$250,836	$73,441	$324,277
Stock-based compensation expense	(11,167)	(7,889)	(19,056)
Depreciation and amortization	(26,486)	(11,519)	(38,005)
Sales tax settlement	—	(7,750)	(7,750)
Loss on disposition of fixed assets	(680)	(42)	(722)
Operating income	$212,503	$46,241	258,744
Total other expense, net			(38,874)
Income from continuing operations before income taxes			219,870
Income tax provision			(83,373)
Income from continuing operations			136,497
Loss from discontinued operations, net of tax			(5,822)
Net income			$130,675

	Year Ended December 31, 2011
	HSN	Cornerstone	Total
Adjusted EBITDA	$235,163	$67,595	$302,758
Stock-based compensation expense	(13,101)	(13,300)	(26,401)
Depreciation and amortization	(27,652)	(8,170)	(35,822)
Loss on disposition of fixed assets	(1,482)	(11)	(1,493)
Operating income	$192,928	$46,114	239,042
Total other expense, net			(31,284)
Income from continuing operations before income taxes			207,758
Income tax provision			(80,106)
Income from continuing operations			127,652
Loss from discontinued operations, net of tax			(4,582)
Net income			$123,070

	Year Ended December 31, 2010
	HSN	Cornerstone	Total
Adjusted EBITDA	$213,613	$45,240	$258,853
Stock-based compensation expense	(13,507)	(7,725)	(21,232)
Depreciation and amortization	(30,184)	(7,362)	(37,546)
Loss on disposition of fixed assets	(1,198)	(74)	(1,272)
Operating income	$168,724	$30,079	198,803
Total other expense, net			(32,185)
Income from continuing operations before income taxes			166,618
Income tax provision			(66,177)
Income from continuing operations			100,441
Loss from discontinued operations, net of tax			(1,918)
Net income			$98,523

Financial information by segment is as follows (thousands):

	Year Ended December 31,
	2012	2011	2010
Net sales:
HSN	$2,265,026	$2,160,341	$2,115,918
Cornerstone	1,001,713	909,015	768,390
Total	$3,266,739	$3,069,356	$2,884,308
Identifiable assets:
HSN	$1,083,714	$1,178,565	$1,138,024
Cornerstone	248,238	216,408	207,719
Total	1,331,952	1,394,973	1,345,743
Capital expenditures:
HSN	$33,566	$30,155	$29,152
Cornerstone	12,237	11,914	7,854
Total	$45,803	$42,069	$37,006

HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so. HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

NOTE 7—LONG-TERM DEBT

	December 31,
	2012	2011
Secured credit agreement terminated April 24, 2012:
Term loan	$—	$—
Revolving credit facility	—	—
Secured credit agreement expiring April 24, 2017:
Term loan	250,000	—
Revolving credit facility	—	—
11.25% Senior Notes due August 1, 2016 redeemed August 1, 2012	—	240,000
Unamortized original issue discount on Senior Notes	—	(889)
Total long-term debt	250,000	239,111
Less: current maturities	(9,375)	—
Long-term debt, net of current maturities	$240,625	$239,111

On April 24, 2012, HSNi entered into a $600 million five-year syndicated credit agreement ("Credit Agreement") which is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of HSNi's first-tier foreign subsidiaries. This Credit Agreement replaced the credit agreement that was set to expire in July 2013. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million delayed draw term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. HSNi drew $250 million from its term loan on July 31, 2012 to fund the redemption of the Senior Notes, as discussed below. HSNi capitalized $5.5 million in financing costs related to the Credit Agreement and is amortizing these costs to interest expense over the Credit Agreement's five-year life.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of December 31, 2012, with a leverage ratio of 0.80x and an interest coverage ratio of 16.72x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of December 31, 2012 was 1.72%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $29.2 million as of December 31, 2012. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of December 31, 2012, the amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and the outstanding letters of credit, was approximately $320.8 million. As of December 31, 2012, there was no outstanding balance due under the revolving credit facility.
On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes were fully redeemed on August 1, 2012 for $253.5 million, or 105.625% of the principal amount, plus accrued and unpaid interest to the redemption date, at which time the Senior Notes were no longer deemed to be outstanding, interest ceased to accrue thereon and all rights of the holders of the Senior Notes ceased to exist, except for the right to receive the redemption price. HSNi drew $250 million from its term loan on July 31, 2012 and used its cash on hand to fund the redemption. HSNi reported approximately $18.6 million in pre-tax charges primarily associated with redemption of the Senior Notes. These charges resulted from the redemption premium of $13.5 million and $5.1 million related to the write-off of unamortized issuance costs and original issue discount.
Aggregate contractual maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2013	$9,375
2014	12,500
2015	17,188
2016	18,750
2017	192,187
$250,000

NOTE 8—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of December 31, 2012. The interest rate swap takes effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized directly to earnings in the consolidated statement of operations. As of December 31, 2012, the change in fair value of the interest rate swap totaling $0.5 million, net of tax, was reflected in accumulated other comprehensive income. As of December 31, 2012, HSNi estimates that none of the unrealized losses included in accumulated other comprehensive income related to this swap will be realized and reported in earnings within the next twelve months.

The fair value of the interest rate swap liability as of December 31, 2012 was $0.8 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets. See Note 9 for discussion of of the fair value measurements concerning this interest rate swap.

NOTE 9—FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value assumptions are made at a specific point in time and changes in underlying assumptions could significantly affect these estimates. HSNi applies the following framework for measuring fair value which is based on a three-level hierarchy:
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	December 31, 2012
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$755	$—	$755	$—
HSNi's interest rate swap was carried on the balance sheet at fair value as of December 31, 2012. The swap was entered into for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. Because this swap is not actively traded, the fair value was based on a valuation model. Interest rate yield curves and credit spreads are the significant inputs included in the valuation model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.
The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	December 31, 2012
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Secured credit agreement expiring April 24, 2017:
Term Loan	$250,000	$250,000	$—	$250,000	$—

December 31, 2011
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Secured credit agreement terminated April 24, 2012:
Term Loan	$—	$—	$—	$—	$—
Senior Notes	$240,000	$264,000	$264,000	$—	$—
The fair value of the senior notes was based upon quoted market information (level 1 criteria) and the fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities, as advised by HSNi's bankers (level 2 criteria).

HSNi measures certain assets, such as property and equipment and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. On July 1, 2012, substantially all of the assets and certain liabilities of The Territory Ahead were sold. An impairment charge of $5.9 million was recorded in the second quarter of 2012 to reduce the carrying value of the net assets to their estimated net realizable value based on the known selling price of $1.1 million and the estimated costs to sell the business. See Note 17 for further discussion of the sale of The Territory Ahead. There were no other fair value adjustments to the carrying values of HSNi's property and equipment and intangible assets during December 31, 2012.
During the year ended December 31, 2011, HSNi recognized fair value adjustments of $2.2 million for indefinite-lived intangible assets of The Territory Ahead. The fair value of the intangible assets, consisting principally of trademarks and trade names, was assessed using the relief from royalty method (level 3 criteria). Key inputs used in this calculation included revenue growth, discount, royalty and terminal growth rates. The fair value adjustment of $2.2 million is included in "Loss from discontinued operations, net of tax" in the accompanying consolidated statements of operations. See Note 3 for a discussion of this impairment charge.
Also during the year ended December 31, 2011, HSNi recognized fair value adjustments of $0.8 million for property and equipment of The Territory Ahead, consisting principally of leasehold improvements. The fair value was determined using discounted future cash flows (level 3 criteria). Key inputs used in this calculation included revenue growth, operating expenses and a discount rate that HSNi believed a buyer would assume when determining a purchase price for the assets. The fair value adjustment of $0.8 million is included in "Loss from discontinued operations, net of tax" in the accompanying consolidated statements of operations. See Note 4 for a discussion of this impairment charge.

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
Basic Earnings Per Share
For the years ended December 31, 2012, 2011 and 2010, basic earnings per share was computed using the number of weighted average shares of common stock outstanding for the period.
Diluted Earnings Per Share
For the years ended December 31, 2012, 2011 and 2010, diluted earnings per share was computed using the number of shares of common stock outstanding for the year and, if dilutive, the incremental common stock that HSNi would issue upon the assumed exercise of stock options and stock appreciation rights and the vesting of restricted stock units using the treasury stock method.

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net income
Continuing operations	$136,497	$127,652	$100,441
Discontinued operations	(5,822)	(4,582)	(1,918)
Net income	$130,675	$123,070	$98,523

Weighted average number of shares outstanding:
Basic	56,314	58,636	57,414
Dilutive effect of stock-based compensation awards	1,642	2,053	2,132
Diluted	57,956	60,689	59,546

Net income (loss) per share - basic:
Continuing operations	$2.42	$2.18	$1.75
Discontinued operations	(0.10)	(0.08)	(0.03)
Net income	$2.32	$2.10	$1.72

Net income (loss) per share - diluted:
Continuing operations	2.36	2.10	1.69
Discontinued operations	$(0.11)	$(0.07)	$(0.04)
Net income	$2.25	$2.03	$1.65

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	1,276	911	1,632

NOTE 11—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Selling and marketing	$3,515	$4,722	$4,042
General and administrative	15,541	21,679	17,190
Stock-based compensation expense before income taxes	19,056	26,401	21,232
Income tax benefit	(6,494)	(8,792)	(8,441)
Stock-based compensation expense after income taxes	$12,562	$17,609	$12,791

As of December 31, 2012, there was approximately $15.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.8 years.
Second Amended and Restated 2008 Stock and Annual Incentive Plan
The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of December 31, 2012, there were approximately 3.3 million shares of common stock available for grants under the Plan.

HSNi can grant restricted stock units ("RSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time the underlying RSUs vest once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes were $18.2 million, $11.4 million, and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Restricted Stock Units
RSUs are awards that are denominated in a hypothetical equivalent number of shares of HSNi’s common stock. At the time of grant, HSNi determines if the RSUs will be settled in cash, stock or both. The value to the holder of the RSU is based upon the market value of HSNi’s stock when the RSUs vest. Compensation expense for RSUs granted under the Plan is measured at the grant date as the fair market value of HSNi’s common stock and expensed ratably over the vesting term. The RSUs are generally subject to service-based vesting over a term of 3 years to 5 years.

A summary of the status of the nonvested RSUs, as of December 31, 2012 and changes during the year ended December 31, 2012 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at 1/1/12	1,595,796	$15.38
Granted	313,084	36.51
Vested	(882,056)	8.51
Forfeited	(154,715)	25.70
Nonvested at 12/31/12	872,109	28.02
The weighted average per share fair value of RSUs granted during the years ended December 31, 2012, 2011 and 2010 based on market prices of HSNi’s common stock on the grant date was $36.51, $30.32, and $23.50, respectively.
The total fair value of RSUs held by employees of all five Spincos that vested during the years ended December 31, 2012, 2011 and 2010 and settled in HSNi common stock was $33.9 million, $21.9 million, and $10.4 million, respectively. HSNi realizes a tax benefit for RSUs held by its employees in the year in which the award vests. The tax benefit realized by HSNi related to RSUs was approximately $10.9 million, $6.7 million, and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, there was approximately $10.7 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.0 years.
Stock Options and SARs
SARs are similar to traditional stock options, except, upon exercise, holders of SARs will only receive a value equal to the spread between the current market price per share of the common stock and the exercise price. The SARs granted by HSNi may be settled in cash or common stock of HSNi, in the sole discretion of HSNi. All SARs exercised by employees of HSNi have been settled in stock. For all SARs currently outstanding, HSNi intends to settle these awards in stock upon exercise. The exercise price for awards granted under the Plan is required to be priced at, or above, the fair market value of HSNi’s stock at the date of grant. Awards typically vest ratably over a term of 3 years or 4 years.

A summary of the status of the outstanding stock options and SARs as of December 31, 2012 is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	4,009,427	$22.63
Granted	357,415	35.69
Exercised	(1,542,969)	15.61
Forfeited	—	—
Expired	(47,180)	18.85
Outstanding at December 31, 2012 (1)	2,776,693	28.28	6.1	$74,407,602
Vested and expected to vest at December 31, 2012	2,722,267	28.18	6.1	$73,229,471
Exercisable at December 31, 2012	2,041,397	27.44	5.3	$56,433,155

(1)	Approximately 0.3 million stock options outstanding as of December 31, 2012 were held by employees of the other Spincos.
The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of HSNi’s common stock on December 31, 2012 of $55.08 and the exercise price for all “in the money” awards at December 31, 2012. This amount changes based on the fair market value of HSNi’s common stock. The intrinsic value of the stock options and SARs exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $45.7 million, $20.5 million, and $13.0 million, respectively. Cash received from stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $19.1 million, $7.5 million, and $17.4 million, respectively. The tax benefit realized from stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $11.7 million, $7.4 million, and less than $3.7 million, respectively.
The fair value of each stock option and SAR award, which HSNi intends to settle in stock, is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility and expected term. Expected stock price volatilities are estimated based on HSNi's historical volatility and the historical and implied volatilities of comparable publicly-traded companies. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards in effect at the grant date. The expected term of options and SARs granted is based on an analysis of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. Dividends yields are estimated based on HSNi's historical and anticipated dividend payments.
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended December 31,
	2012	2011	2010
Volatility factor	46.5%	46.5%	46.5%
Risk-free interest rate	0.91%	2.33%	2.39%
Expected term	5.0	5.0	5.0
Dividend yield	1.4%	0.0%	0.0%

The weighted average fair values of stock options and SARs granted from the Plan during the years ended December 31, 2012, 2011 and 2010 at market prices equal to HSNi’s common stock on the grant date were $12.96, $12.84, and $8.79, respectively.
At the date of the Spin-off, HSNi granted approximately 719,000 stock options to its Chief Executive Officer at exercise prices greater than market value on the date of grant with a term of 10 years and graded vesting over 4 years. The weighted average exercise price and the weighted average fair value related to these grants were $39.84 and $3.36, respectively. All other awards granted under the Plan have exercise prices based on the fair market value of HSNi’s common stock at the date of grant.
As of December 31, 2012, there was approximately $4.8 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and SARs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.4 years.

The following table summarizes the information about stock options and SARs outstanding and exercisable as of December 31, 2012:

	Outstanding			Exercisable
	Number Outstanding at December 31, 2012	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$0.00 to $9.99	177,102	$5.51	5.8	177,102	$5.51
$10.00 to $19.99	556,708	16.95	5.3	513,927	16.70
$20.00 to $29.99	685,488	24.91	7.4	350,388	23.29
$30.00 to $39.99	986,840	34.94	6.0	629,425	34.51
$40.00 to $44.99	370,555	44.71	5.6	370,555	44.71
	2,776,693			2,041,397
Performance-Based Awards
During the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable was based on the extent to which certain pre-established performance goals for Cornerstone were achieved during the three-year period ending December 31, 2012. The amount earned pursuant to the award was measured at the end of the requisite service period and will be settled in shares of HSNi common stock in the first quarter of 2013. These equity awards were accounted for as liabilities which were remeasured each reporting period based on the probability of achievement of the performance conditions. As of December 31, 2012, a liability of approximately $16.8 million was recorded for these awards.
Employee Stock Purchase Plan
The HSN, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) was approved May 2010 and 750,000 shares of HSNi common stock were reserved for issuance under the ESPP. The ESPP permits employees to purchase shares of HSNi’s common stock during semi-annual purchase periods. Under the terms of the ESPP, eligible employees accumulate funds through payroll deductions and purchase shares at a price equal to the lesser of 85% of the fair market value of the common stock at the grant date or purchase date, provided the resulting purchase price cannot be less than 75% of the fair market value at the end of the purchase period. All shares purchased under the ESPP must be held for a period of 6 months.

For the years ended December 31, 2012 and 2011, HSNi granted approximately 50,000 and 57,000 options, respectively, under the ESPP. The fair value of each option granted under the ESPP is determined on the grant date using the Black-Scholes option pricing model. The following are the weighted average assumptions used in the valuation of the ESPP options for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Volatility factor	41.7%	56.6%
Risk-free interest rate	0.09%	0.15%
Expected term	0.5	0.5
Dividend yield	1.3%	0.0%
For the years ended December 31, 2012 and 2011, approximately $0.5 million of expense was included in the consolidated statements of operations. For the years ended December 31, 2012 and 2011, HSNi received cash proceeds from the participating employees of approximately $1.6 million and $1.4 million, respectively.
Restricted Common Equity in Cornerstone Brands
In connection with the acquisition of Cornerstone Brands by IAC in 2005 certain members of Cornerstone Brand’s management were granted restricted common equity in Cornerstone Brands. These awards were granted on April 1, 2005 and were initially measured at fair value, which was amortized to expense over the vesting period. These awards vested ratably over 4 years, or earlier based upon the occurrence of certain prescribed events. The awards vest in non-voting restricted common shares of Cornerstone Brands.

These shares are subject to a put right by the holders, some of which became exercisable in the first quarter of 2010 and others of which become exercisable annually thereafter, and a call right by HSNi, which was not exercisable until the first quarter of 2012 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by IAC upon the purchase of Cornerstone Brands. The initial value of the preferred interest was equal to the acquisition price of Cornerstone Brands. The preferred interest accretes value at a 15% annual rate. Upon exercise of the put or call the consideration is payable in HSNi shares or cash or a combination thereof at HSNi's option. As of December 31, 2012, these awards were significantly out of the money and are not expected to result in any cost should HSNi exercise its call right.

NOTE 12—INCOME TAXES
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current income tax provision:
Federal	$(76,992)	$(68,593)	$(61,264)
State	(8,904)	(9,217)	(7,650)
Current income tax provision	(85,896)	(77,810)	(68,914)
Deferred income tax benefit (provision):
Federal	1,814	(1,900)	5,082
State	709	(396)	(2,345)
Deferred income tax (provision) benefit	2,523	(2,296)	2,737
Income tax provision	$(83,373)	$(80,106)	$(66,177)

Current income taxes payable has been reduced by $22.7 million, $14.1 million, and $7.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to the income tax provision and additional paid-in capital.
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2012	2011
Deferred tax assets:
Provision for accrued expenses	$38,548	$39,346
Inventories	11,927	11,964
Foreign investment	—	6,467
Stock-based compensation	16,036	13,618
Net operating losses	1,369	3,857
Other	2,024	2,294
Total deferred tax assets	69,904	77,546
Less valuation allowance	(5,293)	(14,274)
Net deferred tax assets	64,611	63,272
Deferred tax liabilities:
Intangible and other assets	(91,783)	(92,746)
Prepaid expenses	(11,692)	(12,022)
Property and equipment	(12,535)	(12,333)
Total deferred tax liabilities	(116,010)	(117,101)
Net deferred tax liability	$(51,399)	$(53,829)
At December 31, 2012, HSNi had $4.7 million of net operating loss carryforwards which begin expiring in 2014. As of December 31, 2012 and 2011, HSNi had a valuation allowance of approximately $5.3 million and $14.3 million, respectively.

Valuation allowances are recorded for certain deferred tax assets related to foreign net operating losses and deferred tax assets associated with pre-Spin-off uncertain tax positions for which it is more likely than not that the benefit will be unrealized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax provision at the federal statutory rate of 35%	$(76,955)	$(72,715)	$(58,316)
State income taxes, net of effect of federal tax benefit	(5,327)	(6,386)	(6,474)
Other, net	(1,091)	(1,005)	(1,387)
Income tax provision	$(83,373)	$(80,106)	$(66,177)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$664	$630	$514
Additions based on tax positions related to the current year	—	225	191
Additions for tax positions of prior years	18	—	135
Reductions for tax positions of prior years	—	(191)	(210)
Balance at end of year	$682	$664	$630
As of December 31, 2012 and 2011, the unrecognized tax benefits, including interest, were $0.9 million and $0.7 million, respectively. Included in unrecognized tax benefits at December 31, 2012 and 2011 is approximately $0.2 million for tax positions which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, other than the interest and penalties, but would accelerate the payment of cash to the taxing authorities to an earlier period.
HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There is no material interest on unrecognized tax benefits included in income tax expense for the years ended December 31, 2012, 2011 and 2010. At December 31, 2012 and 2011, HSNi has no material accrual for the payment of interest or penalties.
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
The IRS has concluded its examination of HSNi's consolidated federal income tax return for the year ended December 31, 2010 and its limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. In addition, various state income tax examinations are in process. We do not anticipate any material adjustments to our tax liabilities resulting from any of these examinations.

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
Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2013	$23,578
2014	19,888
2015	18,292
2016	14,343
2017	13,027
Thereafter	26,559
Total	$115,687

Expenses charged to continuing operations under these agreements were $22.1 million, $20.8 million, and $20.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

HSNi also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Amount of Commitments Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Letters of credit and surety bonds	$32,674	$32,624	$50	$—	$—
Purchase obligations	99,337	83,467	15,729	141	—
Total commercial commitments	$132,011	$116,091	$15,779	$141	$—
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

NOTE 14—RELATED PARTY TRANSACTIONS

Relationship Between Liberty Media Corporation and HSNi
Spinco Agreement
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

The “Applicable Percentage” is Liberty’s ownership percentage upon the Spin-off of HSNi, based on voting power (approximately 30%), plus 5%, but in no event more than 35%. Notwithstanding the foregoing, Liberty’s beneficial ownership may increase above the Applicable Percentage as a result of HSNi’s share repurchase program. Following the Spin-off, the Applicable Percentage for the Spinco is reduced for specified transfers of equity securities of the Spinco by the Liberty Parties. During the first two years following the Spin-off, acquisitions by the Liberty Parties were further limited to specified extraordinary transactions and, otherwise, to acquisitions representing no more than one-third of HSNi Common Stock received by the Liberty Parties in the Spin-off:

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

Registration Rights Agreement
Under the registration rights agreement, the Liberty Parties and their permitted transferees (the “Holders”) will be entitled to three demand registration rights (and unlimited piggyback registration rights) in respect of the shares of HSNi common stock received by the Liberty Parties as a result of the Spin-off and other shares of HSNi common stock acquired by the Liberty Parties consistent with the Spinco Agreement (collectively, the “Registrable Shares”). The Holders will be permitted to exercise their registration rights in connection with certain hedging transactions that they may enter into with respect to the Registrable Shares.
HSNi will be obligated to indemnify the Holders, and each selling Holder will be obligated to indemnify HSNi, against specified liabilities in connection with misstatements or omissions in any registration statement.

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash paid during the period for:
Income tax payments	$52,709	$73,847	$82,860
Income tax refunds	(10)	(1,806)	(53)
Interest payments	29,985	29,198	30,490
Non-cash financing activities:
Effective portion of change in interest rate swap	755	—	—

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
Share Repurchase Program
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the year ended December 31, 2012, we acquired approximately 5.5 million shares of our outstanding common stock for $220.6 million under the program at an average price of $40.40. For the year ended December 31, 2011, we acquired approximately 0.8 million shares of our outstanding common stock for $28.1 million under the program at an average price of $35.46. All shares were immediately retired upon purchase.
Dividend Policy
During the year ended December 31, 2012, HSNi's Board of Directors approved four quarterly cash dividends totaling $0.555 per common share resulting in aggregate dividend payments of approximately $31.0 million. During the year ended December 31, 2011, HSNi’s Board of Directors approved the initial quarterly cash dividend of $0.125 per common share resulting in a dividend payment of approximately $7.4 million.
Effective February 13, 2013, HSNi's Board of Directors approved a quarterly cash dividend of $0.18 per common share. The dividend will be paid on March 20, 2013 to HSNi's record holders as of March 6, 2013.

NOTE 17—DISCONTINUED OPERATIONS
In May 2012, substantially all of the assets and certain liabilities of Smith+Noble, a Cornerstone brand specializing in window treatments, were sold for $5.5 million. HSNi does not expect to have any significant continuing involvement or cash flows from Smith+Noble; therefore, the results of operations for Smith+Noble are presented separately as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented, and the cash flows from Smith+Noble are presented separately as discontinued operations in the consolidated statements of cash flows for all periods presented. Cornerstone recorded an after-tax loss on the sale of $0.1 million in the second quarter of 2012, which is included in “Loss from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

In July 2012, substantially all of the assets and certain liabilities of The Territory Ahead, a Cornerstone brand specializing in casual apparel for men and women, were sold for approximately $1.1 million. HSNi does not expect to have any significant continuing involvement or cash flows from The Territory Ahead; therefore, the results of operations for The Territory Ahead are presented separately as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented, and the cash flows from The Territory Ahead are presented separately as discontinued operations in the consolidated statements of cash flows for all periods presented. An impairment charge of $5.9 million, or $3.7 million net of taxes, was recorded in the second quarter of 2012 to reduce the carrying value of the net assets to their estimated net realizable value and is included in “Loss from discontinued operations, net of tax” in the accompanying statements of operations.

The following table reflects the results of Smith+Noble and The Territory Ahead that are reported as discontinued operations for all periods presented (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net sales	$40,154	$107,798	$112,472
Loss from discontinued operations (including loss on sale of $6.0 million recognized in the second quarter of 2012)	$(9,370)	$(7,353)	$(3,054)
Income tax benefit	3,548	2,771	1,136
Net loss from discontinued operations, net of tax	$(5,822)	$(4,582)	$(1,918)

NOTE 18-ACQUISITION
In April 2012, HSNi, through Cornerstone, acquired substantially all of the assets and liabilities of Chasing Fireflies, LLC, a leading direct-to-consumer premium children's and family lifestyle brand. The purchase price was $22.9 million in cash and contingent consideration valued at $6.5 million as of the acquisition date. The acquisition has been accounted for as a business combination and the total purchase consideration has been assigned to the assets acquired, primarily inventory and other assets totaling $8.6 million and liabilities assumed totaling $2.6 million, at their estimated fair value as of the acquisition date. The allocation of the identifiable intangible assets and goodwill includes $13.5 million primarily for trade names and customer relationships and $9.9 million for goodwill. Proforma information has not been presented for this acquisition as it was not material to HSNi's consolidated results of operations or financial position.

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
		(a)	(b)	(c)(d)
	(In thousands, except per share data)
Year Ended December 31, 2012
Net sales	$737,908	$767,187	$778,769	$982,875
Gross profit	266,914	293,448	285,516	337,846
Operating income	51,259	65,342	49,312	92,832
Income from continuing operations	27,288	35,611	17,558	56,041
(Loss) income from discontinued operations, net of tax	(1,118)	(4,864)	128	32
Net income	26,170	30,747	17,686	56,073
Income from continuing operations per share:
Basic	$0.47	$0.63	$0.32	$1.03
Diluted	$0.45	$0.61	$0.31	$1.00
Net income per share:
Basic	$0.45	$0.54	$0.32	$1.03
Diluted	$0.44	$0.53	$0.31	$1.00
Dividends declared per common share	$0.125	$0.125	$0.125	$0.18

Year Ended December 31, 2011
Net sales	$699,214	$721,064	$727,110	$921,968
Gross profit	242,867	273,984	261,722	321,689
Operating income	42,848	60,718	49,248	86,228
Income from continuing operations	21,300	32,557	25,628	48,167
Loss from discontinued operations, net of tax	(1,019)	(590)	(1,324)	(1,649)
Net income	20,281	31,967	24,304	46,518
Income from continuing operations per share:
Basic	$0.37	$0.56	$0.44	$0.82
Diluted	$0.35	$0.54	$0.42	$0.79
Net income per share:
Basic	$0.35	$0.55	$0.41	$0.79
Diluted	$0.34	$0.53	$0.40	$0.76
Dividends declared per common share	$—	$—	$0.125	$—

(a)
The second quarter of 2012 includes a loss of $6.0 million, or $3.8 million net of taxes, related to the sales of Smith+Noble and The Territory Ahead, two brands formerly included in the Cornerstone portfolio, and is included in the line item "Loss from discontinued operations, net of tax." This loss decreased diluted earnings per share by $0.06.

(b)
The third quarter of 2012 includes a sales tax settlement of $7.8 million, or $4.8 million net of taxes, and costs associated with the redemption of Senior Notes of $18.3 million, or $11.4 million net of taxes. These charges decreased diluted earnings per share by $0.28.

(c)
Cornerstone has a 4-4-5 week accounting cycle with the fiscal year ending on the Saturday on or immediately preceding December 31. The fourth quarter of 2011 included an extra week compared to the other quarters in 2012 and 2011.

(d)
The fourth quarter of 2011 includes $3.0 million of asset impairment charges, and a related $1.1 million tax benefit, related to indefinite-lived intangible assets and long-lived assets of The Territory Ahead, and is included in the line item "Loss from discontinued operations, net of tax." These charges decreased diluted earnings per share by $0.03.

NOTE 20—RETIREMENT AND SAVINGS PLAN
Effective December 31, 2008, HSNi established the HSN, Inc. Retirement Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, up to the statutory limits. From the period of April 1, 2010 through December 31, 2012, HSNi contributed twenty-five cents for each dollar a participant contributed in this plan of the first 6% of a participant's deferrals. From the period of January 1, 2009 through March 31, 2010, HSNi contributed ten cents for each dollar a participant contributed in this plan of the first 6% of a participant’s deferrals. HSNi’s matching contribution was $2.0 million, $1.9 million, and $1.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Schedule II
HSN, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions		Balance at End of Period
2012
Allowance for doubtful accounts	$13,127	$24,186	$(137)	$(22,639)	(1)	$14,537
Sales return accrual	39,563	658,394	205	(657,608)		40,554
Deferred tax valuation allowance	14,274	23	(9,004)	—		5,293
2011
Allowance for doubtful accounts	$13,026	$19,758	$384	$(20,041)	(1)	$13,127
Sales return accrual	37,354	652,842	—	(650,633)		39,563
Deferred tax valuation allowance	17,242	(26)	(2,942)	—		14,274
2010
Allowance for doubtful accounts	$11,608	$19,827	$240	$(18,649)	(1)	$13,026
Sales return accrual	39,424	603,849	—	(605,919)		37,354
Deferred tax valuation allowance	17,288	(46)	—	—		17,242

(1)	Write-off of uncollectible accounts receivable

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2012. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As required by Rule 13a-15(b) under the Exchange Act, our management evaluated the effectiveness of our internal controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation and criterion, we concluded that as December 31, 2012, our internal control over financial reporting was effective.

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

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has concluded that there were no such changes during this period.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of HSN, Inc.
We have audited HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). HSN, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, HSN, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of HSN, Inc. and subsidiaries and our report dated February 21, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Tampa, Florida
February 21, 2013

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1	Financial Statements.
Financial statements filed as part of this Form 10-K are listed under Item 8.

2	Financial Statement Schedules.
Financial statement schedules filed as part of this Form 10-K are listed under Item 8. All other schedules have been omitted because they are either not applicable or not required under the instructions contained in Regulation S-X because the information called for is contained in the financial statements and notes thereto.

3	Exhibits.
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

4.5
Third Supplemental Indenture, dated as of April 19, 2012, among HSN, Inc., as Issuer, the Guarantors listed on Appendix I and Appendix II, and The Bank of New York Mellon Trust Company, N.A., as Trustee
Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2012

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
Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

*	Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
10.14	Form of Stock Appreciation Rights Agreement*	Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.15	Form of Stock Option Agreement*	Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.16	Form of Restricted Stock Units Agreement*	Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.17	Form of Restricted Stock Units Agreement (for Non-Employee Directors)*	Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.18	HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on May 22, 2009

10.19	Named Executive Officer and EVP Severance Plan*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009

10.20	Executive Severance Plan*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2010

10.21	Form of Performance Cash Award Agreement *	Files herewith

10.22	Employee Stock Purchase Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.23	Form of Deferred Share Unit Agreement *	Exhibit 10.23 to the Company's Annual Report on Form 10-K filed February 23, 2012

10.24	Form of Performance Award Agreement *	Filed herewith

10.25
Credit Agreement dated as of April 24, 2012, among HSN, Inc., as Borrower; Bank of America, N.A., as Administrative Agent and Collateral Agent; JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, and Barclays Bank PLC, each as a Syndication Agent; Branch Banking & Trust, Regions Bank, and Union Bank, each as a Documentation Agent; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and Barclays Bank PLC, as Joint Lead Arrangers and Joint Book Managers
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 25, 2012

10.26	Pledge Agreement dated as of April 24, 2012, by the Credit Parties (as defined in the New Credit Agreement) and Bank of America, N.A., as Collateral Agent	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 25, 2012

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics and Business Conduct	Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 31, 2009

21.1	Subsidiaries of HSN, Inc.	Filed herewith

23.1	Consent of Independent Registered Certified Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

*	Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010, (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSNI, INC.

Date: February 21, 2013	By:	/S/ MINDY GROSSMAN
Mindy Grossman, Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2013	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 21, 2013.

/S/ MINDY GROSSMAN	Chief Executive Officer and Director (Principal Executive Officer)
Mindy Grossman

/S/ JUDY A. SCHMELING	Chief Financial Officer (Principal Financial and Accounting Officer)
Judy A. Schmeling

/S/ PATRICK BOUSQUET-CHAVANNE
Patrick Bousquet-Chavanne	Director

/S/ MICHAEL C. BOYD
Michael C. Boyd	Director

/S/ WILLIAM COSTELLO
William Costello	Director

/S/ JAMES FOLLO
James Follo	Director

/S/ STEPHANIE KUGELMAN
Stephanie Kugelman	Director

/S/ ARTHUR MARTINEZ
Arthur Martinez	Chairman of the Board of Directors

/S/ THOMAS MCINERNEY
Thomas McInerney	Director

/S/ JOHN B. MORSE, JR.
John B. Morse, Jr.	Director

/S/ ANN SARNOFF
Ann Sarnoff	Director

EXHIBIT INDEX

Exhibit No.	Description of Document
10.21	Form of Performance Cash Award Agreement

10.24	Form of Performance Award Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of HSN, Inc.

23.1	Consent of Independent Registered Certified Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010, (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.