Form 10-K/A
period 2012-12-31
HSN, Inc.
filed 2013-02-22
CIK 1434729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of HSN, Inc. filed with the U.S. Securities and Exchange Commission on February 21, 2013 for the purpose of amending the Consent of Independent Registered Certified Public Accounting Firm to provide the name and electronic signature of Ernst & Young LLP and correct an incorrect date reference. There are no other changes to the consent.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSN, INC.

Date: February 21, 2013	By:	/S/ MINDY GROSSMAN
Mindy Grossman, Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2013	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

23.1	Consent of Independent Registered Certified Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.