Form 10-Q
period 2013-03-31
HSN, Inc.
filed 2013-05-02
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2013, the registrant had 53,375,809 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$772,651	$737,908
Cost of sales	492,504	470,994
Gross profit	280,147	266,914
Operating expenses:
Selling and marketing	164,542	151,716
General and administrative	53,135	54,973
Depreciation and amortization	9,952	8,966
Total operating expenses	227,629	215,655
Operating income	52,518	51,259
Other income (expense):
Interest income	70	154
Interest expense	(1,710)	(7,488)
Total other expense, net	(1,640)	(7,334)
Income from continuing operations before income taxes	50,878	43,925
Income tax provision	(19,325)	(16,637)
Income from continuing operations	31,553	27,288
Loss from discontinued operations, net of tax	(9)	(1,118)
Net income	$31,544	$26,170

Income from continuing operations per share:
Basic	$0.58	$0.47
Diluted	$0.56	$0.45
Net income per share:
Basic	$0.58	$0.45
Diluted	$0.56	$0.44
Shares used in computing earnings per share:
Basic	54,787	58,310
Diluted	56,278	60,053
Dividends declared per share	$0.18	$0.125

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$31,544	$26,170
Other comprehensive income:
Change in fair value of derivative instrument, net of tax	55	—
Other comprehensive income, net of tax	55	—
Comprehensive income	$31,599	$26,170

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,	March 31,
	2013	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$150,872	$222,092	$309,232
Accounts receivable, net of allowance of $15,470, $14,537 and $14,317, respectively	185,584	249,890	173,357
Inventories	341,627	330,936	305,197
Deferred income taxes	28,295	27,603	23,606
Prepaid expenses and other current assets	52,079	46,172	50,418
Total current assets	758,457	876,693	861,810
Property and equipment, net	168,643	171,303	158,352
Intangible assets, net	266,285	266,876	258,048
Goodwill	9,858	9,858	—
Other non-current assets	6,724	7,222	7,572
TOTAL ASSETS	$1,209,967	$1,331,952	$1,285,782
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$212,786	$267,061	$202,084
Current maturities of long-term debt	12,500	9,375	—
Accrued expenses and other current liabilities	179,148	215,389	165,774
Total current liabilities	404,434	491,825	367,858
Long-term debt, less current maturities	237,500	240,625	239,160
Deferred income taxes	80,979	79,002	76,483
Other long-term liabilities	11,703	15,986	25,299
Total liabilities	734,616	827,438	708,800
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 54,061,037, 54,853,684 and 58,199,408 issued shares as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively	541	549	582
Additional paid-in capital	1,904,006	1,964,760	2,141,229
Accumulated deficit	(1,428,780)	(1,460,324)	(1,564,829)
Accumulated other comprehensive loss	(416)	(471)	—
Total shareholders’ equity	475,351	504,514	576,982
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,209,967	$1,331,952	$1,285,782

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	—	$—	58,414	$584	$2,180,112	$(1,590,999)	$—	$589,697
Net income	—	—	—	—	—	130,675	—	130,675
Other comprehensive loss	—	—	—	—	—	—	(471)	(471)
Stock-based compensation expense for equity awards	—	—	—	—	14,440	—	—	14,440
Cash dividend declared on common stock	—	—	—	—	(31,049)	—	—	(31,049)
Issuance of common stock from stock-based compensation awards, including tax benefit of $18,900	—	—	1,901	19	21,797	—	—	21,816
Repurchases of common stock	—	—	(5,461)	(54)	(220,540)	—	—	(220,594)
Balance as of December 31, 2012	—	—	54,854	549	1,964,760	(1,460,324)	(471)	504,514
Net income	—	—	—	—	—	31,544	—	31,544
Other comprehensive income	—	—	—	—	—	—	55	55
Stock-based compensation expense for equity awards	—	—	—	—	3,709	—	—	3,709
Cash dividend declared on common stock	—	—	—	—	(9,891)	—	—	(9,891)
Issuance of common stock from stock-based compensation awards, including tax benefit of $3,895	—	—	420	4	10,701	—	—	10,705
Repurchases of common stock	—	—	(1,213)	(12)	(65,273)	—	—	(65,285)
Balance as of March 31, 2013	—	$—	54,061	$541	$1,904,006	$(1,428,780)	$(416)	$475,351

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities attributable to continuing operations:
Net income	$31,544	$26,170
Loss from discontinued operations, net of tax	(9)	(1,118)
Income from continuing operations	31,553	27,288
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Depreciation and amortization	9,952	8,966
Stock-based compensation expense	3,709	6,000
Amortization of debt issuance costs	280	532
Loss on disposition of fixed assets	661	44
Deferred income taxes	1,251	(952)
Bad debt expense	5,195	5,553
Excess tax benefits from stock-based awards	(3,925)	(13,297)
Other	—	42
Changes in current assets and liabilities:
Accounts receivable	58,931	43,041
Inventories	(10,691)	(8,714)
Prepaid expenses and other assets	(5,690)	(4,351)
Accounts payable, accrued expenses and other current liabilities	(73,947)	(84,408)
Net cash provided by (used in) operating activities attributable to continuing operations	17,279	(20,256)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(10,659)	(8,702)
Net cash used in investing activities attributable to continuing operations	(10,659)	(8,702)
Cash flows from financing activities attributable to continuing operations:
Repurchase of common stock	(62,563)	(39,139)
Cash dividends paid	(9,915)	(7,326)
Proceeds from issuance of common stock	1,863	4,140
Tax withholdings related to stock-based awards	(11,142)	(11,592)
Excess tax benefits from stock-based awards	3,925	13,297
Net cash used in financing activities attributable to continuing operations	(77,832)	(40,620)
Total cash used in continuing operations	(71,212)	(69,578)
Cash flows from discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(8)	(2,882)
Net cash used in investing activities attributable to discontinued operations	—	(116)
Total cash used in discontinued operations	(8)	(2,998)
Net decrease in cash and cash equivalents	(71,220)	(72,576)
Cash and cash equivalents at beginning of period	222,092	381,808
Cash and cash equivalents at end of period	$150,872	$309,232

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi's audited consolidated financial statements and notes thereto for the year ended December 31, 2012. The consolidated balance sheet as of December 31, 2012 and the consolidated statement of shareholders' equity for the year ended December 31, 2012 were derived from the audited consolidated financial statements at that date but may not include all disclosures required by GAAP. Intercompany transactions and accounts have been eliminated in consolidation.
The operating results of Smith+Noble and The Territory Ahead, two Cornerstone brands that were sold in the second and third quarters of 2012, respectively, are presented as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows for all periods presented. See Note 12 for further discussion of discontinued operations.
Reclassifications
Reclassifications were made to prior period amounts in the consolidated statements of operations and cash flows to present The Territory Ahead as discontinued operations. See Note 12 for further discussion of discontinued operations.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES
Accounting Estimates
HSNi prepares its financial statements in conformity with GAAP. These principles require management to make certain estimates and assumptions during the preparation of its consolidated financial statements. These estimates and assumptions impact the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. In the opinion of HSNi's management, the assumptions underlying these interim unaudited financial statements are reasonable.

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

NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012
Capitalized software	$196,752	$196,529	$198,803
Computer and broadcast equipment	84,986	83,038	95,170
Buildings and leasehold improvements	100,189	98,241	96,320
Furniture and other equipment	81,301	79,748	78,513
Projects in progress	14,452	18,494	8,209
Land and land improvements	10,835	10,734	10,957
	488,515	486,784	487,972
Less: accumulated depreciation and amortization	(319,872)	(315,481)	(329,620)
Total property and equipment, net	$168,643	$171,303	$158,352

NOTE 4—SEGMENT INFORMATION
HSNi presents its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two operating segments, HSN and Cornerstone. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2012. Intercompany accounts and transactions have been eliminated in consolidation.
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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended March 31, 2013
	HSN	Cornerstone	Total
Adjusted EBITDA	$58,934	$7,906	$66,840
Stock-based compensation expense	(2,823)	(886)	(3,709)
Depreciation and amortization	(6,821)	(3,131)	(9,952)
Loss on disposition of fixed assets	(661)	—	(661)
Operating income	$48,629	$3,889	52,518
Total other expense, net			(1,640)
Income from continuing operations before income taxes			50,878
Income tax provision			(19,325)
Income from continuing operations			31,553
Loss from discontinued operations, net of tax			(9)
Net income			$31,544

	Three Months Ended March 31, 2012
	HSN	Cornerstone	Total
Adjusted EBITDA	$57,322	$8,947	$66,269
Stock-based compensation expense	(3,287)	(2,713)	(6,000)
Depreciation and amortization	(6,565)	(2,401)	(8,966)
Loss on disposition of fixed assets	(13)	(31)	(44)
Operating income	$47,457	$3,802	51,259
Total other expense, net			(7,334)
Income from continuing operations before income taxes			43,925
Income tax provision			(16,637)
Income from continuing operations			27,288
Loss from discontinued operations, net of tax			(1,118)
Net income			$26,170

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net sales:
HSN	$550,129	$541,932
Cornerstone	222,522	195,976
Total	$772,651	$737,908

NOTE 5—EARNINGS PER SHARE
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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Net income (loss):
Continuing operations	$31,553	$27,288
Discontinued operations	(9)	(1,118)
Net income	$31,544	$26,170

Weighted average number of shares outstanding:
Basic	54,787	58,310
Dilutive effect of stock-based compensation awards	1,491	1,743
Diluted	56,278	60,053

Net income (loss) per share - basic:
Continuing operations	$0.58	$0.47
Discontinued operations	—	(0.02)
Net income	$0.58	$0.45

Net income (loss) per share - diluted:
Continuing operations	0.56	0.45
Discontinued operations	$—	$(0.01)
Net income	$0.56	$0.44

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	515	939

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012
Secured credit agreement terminated April 24, 2012:
Term loan	$—	$—	$—
Revolving credit facility	—	—	—
Secured credit agreement expiring April 24, 2017:
Term loan	250,000	250,000	—
Revolving credit facility	—	—	—
11.25% Senior Notes due August 1, 2016 redeemed August 1, 2012	—	—	240,000
Unamortized original issue discount on Senior Notes	—	—	(840)
Total long-term debt	250,000	250,000	239,160
Less: current maturities	(12,500)	(9,375)	—
Long-term debt, less current maturities	$237,500	$240,625	$239,160

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of March 31, 2013, with a leverage ratio of 0.79x and an interest coverage ratio of 23.95x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of March 31, 2013 was 1.70%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $28.6 million as of March 31, 2013. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of March 31, 2013, the amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and the outstanding letters of credit, was approximately $321.4 million. As of March 31, 2013, there was no outstanding balance due under the revolving credit facility.
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

NOTE 7—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of March 31, 2013. The interest rate swap takes effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized directly to earnings in the consolidated statement of operations. For the three months ended March 31, 2013, the change in fair value of the interest rate swap totaling approximately $0.1 million, net of tax, was included in other comprehensive income. See Note 8 for discussion of the fair value measurements concerning this interest rate swap.

The fair value of the interest rate swap liability as of March 31, 2013 was $0.7 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets. As of March 31, 2013, HSNi estimates that less than $0.1 million of the unrealized losses included in accumulated other comprehensive loss related to this swap will be realized and reported in earnings within the next twelve months.

NOTE 8—FAIR VALUE MEASUREMENTS
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	March 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$666	$—	$666	$—

	December 31, 2012
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$755	$—	$755	$—
HSNi's interest rate swap was carried on the balance sheet at fair value as of March 31, 2013 and December 31, 2012. The swap was entered into in December 2012 for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. Because this swap is not actively traded, the fair value was based on a valuation model. Interest rate yield curves and credit spreads are the significant inputs included in the valuation model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.

The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	March 31, 2013
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Secured credit agreement expiring April 24, 2017:
Term Loan	$250,000	$250,000	$—	$250,000	$—

	December 31, 2012
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Secured credit agreement expiring April 24, 2017:
Term Loan	$250,000	$250,000	$—	$250,000	$—

March 31, 2012
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Secured credit agreement terminated April 24, 2012:
Term Loan	$—	$—	$—	$—	$—
Senior Notes	$240,000	$260,712	$260,712	$—	$—
The fair values of the term loans were estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities, as advised by HSNi's bankers (level 2 criteria) and the fair value of the Senior Notes was based upon quoted market information (level 1 criteria).
HSNi measures certain assets, such as property and equipment and intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the three months ended March 31, 2013 and 2012, there were no assets that were required to be recorded at fair value as no impairment indicators were present.
NOTE 9—INCOME TAXES
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
For the three months ended March 31, 2013, HSNi recorded a tax provision of $19.3 million which represents an effective tax rate of 38.0%. For the three months ended March 31, 2012, HSNi recorded a tax provision of $16.6 million which represents an effective tax rate of 37.9%. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.
The Internal Revenue Service ("IRS") has concluded its examination of HSNi's consolidated federal income tax return for the year ended December 31, 2010 and its limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. Various state income tax examinations are in process. We do not anticipate any material adjustments to our tax liabilities resulting from any of these examinations.

HSNi and several companies previously owned by IAC/InterActiveCorp, or IAC, were spun-off from IAC on August 20, 2008. In connection with the spin-off, HSNi entered into a Tax Sharing Agreement with IAC pursuant to which, among other things, each of the companies included in the spin-off (the "Spincos") has indemnified IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. In the event an adjustment with respect to a pre-spin-off period for which IAC is responsible results in a tax benefit to HSNi in a post-spin-off period, HSNi will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible. The provisions set forth in the Tax Sharing Agreement could subject HSNi to future tax contingencies.

The IRS has substantially completed its review of the IAC consolidated tax returns for the years ended December 31, 2001 through 2008, which includes the operations of HSNi. The settlement for these years has not yet been submitted to the Joint Committee on Taxation for approval. The statute of limitations for the years 2001 through 2008 has been extended to June 30, 2014. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with 2006. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal and state tax returns prepared and filed by IAC prior to the spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Selling and marketing	$962	$1,182
General and administrative	2,747	4,818
Stock-based compensation expense before income taxes	3,709	6,000
Income tax provision (benefit)	(1,306)	(2,126)
Stock-based compensation expense after income taxes	$2,403	$3,874

As of March 31, 2013, there was approximately $25.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.4 years.
The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of March 31, 2013, there were approximately 2.8 million shares of common stock available for grants under the Plan.
HSNi can grant restricted stock units ("RSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time the underlying RSUs vest once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes for the three months ended March 31, 2013 and 2012 were $11.1 million and $11.6 million, respectively.

A summary of the stock-based awards granted during the three months ended March 31, 2013 is as follows:

	Three Months Ended March 31, 2013
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	335,999	$22.62
Restricted stock units	158,977	$59.27
Employee stock purchase plan options	22,232	$11.32
The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the SARs are estimated on the grant date using the Black-Scholes option pricing model. The weighted average assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2013 are as follows:

	Three Months Ended March 31, 2013
	Stock Appreciation Rights	Employee Stock Purchase Plan Options
Volatility factor	49.1%	19.4%
Risk-free interest rate	0.85%	0.12%
Expected term	4.8	0.5
Dividend yield	1.2%	1.3%
Performance-Based Awards
During the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable was based on the extent to which certain pre-established performance goals for Cornerstone were achieved during the three-year period ended December 31, 2012. These equity awards were accounted for as liabilities which were remeasured each reporting period based on the probability of achievement of the performance conditions. The amount earned pursuant to the award at the end of the December 31, 2012 service period was $16.8 million which was settled in shares of HSNi common stock in the first quarter of 2013.

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the three months ended March 31, 2013, HSNi acquired under the program approximately 1.2 million shares of its outstanding common stock for $65.3 million at an average price of $53.80. For the three months ended March 31, 2012, HSNi acquired under the program approximately 1.1 million shares of its outstanding common stock for $41.3 million at an average price of $36.73. All shares were immediately retired upon purchase.
Subsequent to March 31, 2013 through May 1, 2013, HSNi acquired approximately 0.7 million shares of its outstanding common stock for $39.6 million under the program for an average price of $52.80.
Dividend Policy
Effective February 21, 2013, HSNi's Board of Directors approved a cash dividend of $0.18 per common share. The dividend was paid on March 20, 2013 to HSNi's record holders as of March 6, 2013.
Effective May 2, 2013, HSNi's Board of Directors approved a quarterly cash dividend of $0.18 per common share. The dividend will be paid on June 19, 2013 to HSNi's record holders as of June 5, 2013.

NOTE 12—DISCONTINUED OPERATIONS
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

The following table reflects the results of Smith+Noble and The Territory Ahead that are reported as discontinued operations for all periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Net sales	$—	$22,010
Loss from discontinued operations	$(14)	$(1,804)
Income tax benefit	5	686
Loss from discontinued operations, net of tax	$(9)	$(1,118)

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
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors.

FORWARD-LOOKING STATEMENTS
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
Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2012 and the following:

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

	Three Months Ended March 31,
	2013	Change	2012
	(Dollars in thousands)
HSN	$550,129	2%	$541,932
Cornerstone	222,522	14%	195,976
Total HSNi net sales	$772,651	5%	$737,908

HSNi net sales in the first quarter of 2013 increased 5%, or $34.7 million, due to 2% sales growth at HSN and 14% sales growth at Cornerstone. Digital sales grew 10% with penetration increasing 200 basis points to 44.6%, up from 42.6% in the prior year. The number of units shipped in the first quarter of 2013 increased 12% to 14.6 million and the average price point decreased 6% to $61.04.
HSN
HSN net sales in the first quarter of 2013 increased 2%, or $8.2 million, driven by sales growth in apparel & accessories, beauty and home design, offset by lower sales in jewelry and electronics. The prior period's results included one extra day versus the current period because of leap year. Digital sales grew 4% and penetration increased 80 basis points to 35.7%, up from 34.9% in the prior year. Digital sales were tempered by the launch of the digital site redesign across all HSN digital platforms that occurred early in the quarter. In 2013 we continued to execute pricing strategies designed to appeal to potential and current customers with lower overall price points and product selection intended to drive higher volumes. As a result of these and other initiatives, the number of units shipped increased 12% to 11.4 million and average price point decreased 9% to $57.83. Shipping and handling revenues decreased 3% driven primarily by an increase in shipping and handling promotions. The return rate increased 70 basis points to 20.0% from 19.3% in the prior year primarily due to changes in product mix.
Divisional product sales mix at HSN is provided in the table below:

	Three Months Ended March 31,
	2013	2012
Jewelry	11.4%	14.0%
Fashion (apparel & accessories)	14.5%	12.9%
Beauty & Wellness	19.7%	18.3%
Home & Other (including household, home design, electronics, culinary, fitness and other)	54.4%	54.8%
Total	100.0%	100.0%
Cornerstone
Cornerstone's net sales in the first quarter of 2013 increased 14%, or $26.5 million. The increase in net sales was driven by sales growth in the home brands and the addition of Chasing Fireflies to the portfolio in April 2012. Digital sales grew 19% with penetration increasing 300 basis points to 66.8%, up from 63.8% in the prior year. The return rate decreased 50 basis points to 13.7% due to changes in product mix. Catalog circulation increased 11% compared to the prior year.

The brand mix at Cornerstone is provided in the table below (based on net sales):

	Three Months Ended March 31,
	2013	2012
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	70.9%	70.1%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith) (a)	29.1%	29.9%
Total	100.0%	100.0%
(a) Net sales for Chasing Fireflies are only reflected in the current period as the acquisition occurred April 2012.
Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended March 31,
	2013	Change	2012
	(Dollars in thousands)
Gross profit:
HSN	$192,359	2%	$188,379
HSN gross profit margin	35.0%	20 bp	34.8%
Cornerstone	$87,788	12%	$78,535
Cornerstone gross profit margin	39.5%	(60 bp)	40.1%
HSNi	$280,147	5%	$266,914
HSNi gross profit margin	36.3%	10 bp	36.2%
bp = basis points

HSN
Gross profit for HSN in the first quarter of 2013 increased 2%, or $4.0 million, compared to the prior year. Gross profit margin improved 20 basis points to 35.0% from 34.8%. The margin was favorably impacted by the product mix shift, partially offset by an increase in shipping and handling promotions.
Cornerstone
Gross profit for Cornerstone in the first quarter of 2013 increased 12%, or $9.3 million, compared to the prior year. Gross profit margin decreased 60 basis points to 39.5% primarily due to an increase in shipping and handling promotions.
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

	Three Months Ended March 31,
	2013	Change	2012
	(Dollars in thousands)
HSN	$98,210	5%	$93,545
As a percentage of HSN net sales	17.9%	60 bp	17.3%
Cornerstone	$66,332	14%	$58,171
As a percentage of Cornerstone net sales	29.8%	10 bp	29.7%
HSNi	$164,542	8%	$151,716
As a percentage of HSNi net sales	21.3%	70 bp	20.6%

HSNi's selling and marketing expense in the first quarter of 2013 increased 8%, or $12.8 million, and was 21.3% of net sales compared to 20.6% in the prior year. The increase was primarily due to additional catalog production and distribution costs associated with an 11% increase in Cornerstone's catalog circulation, investments in digital and brand marketing, and an increase in employee-related costs including for the sales and service center.
General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Three Months Ended March 31,
	2013	Change	2012
	(Dollars in thousands)
HSN	$38,699	(5)%	$40,812
As a percentage of HSN net sales	7.0%	(50 bp)	7.5%
Cornerstone	$14,436	2%	$14,161
As a percentage of Cornerstone net sales	6.5%	(70 bp)	7.2%
HSNi	$53,135	(3)%	$54,973
As a percentage of HSNi net sales	6.9%	(50 bp)	7.4%
HSNi’s general and administrative expense in the first quarter of 2013 decreased 3%, or $1.8 million, and was 6.9% of net sales compared to 7.4% in the prior year. The decrease in expense was primarily due to a $2.1 million decrease in stock-based compensation expense and a decrease in bad debt expense at HSN, partially offset by the incremental expenses from the addition of Chasing Fireflies to the portfolio in April 2012.
Depreciation and Amortization

	Three Months Ended March 31,
	2013	Change	2012
	(Dollars in thousands)
HSN	$6,821	4%	$6,565
Cornerstone	3,131	30%	2,401
HSNi	$9,952	11%	$8,966
As a percentage of HSNi net sales	1.3%	10 bp	1.2%

Depreciation and amortization in the first quarter of 2013 increased 11%, or $1.0 million, compared to the prior year. The increase was primarily due to amortization of intangibles acquired in the second quarter of 2012 related to the Chasing Fireflies acquisition.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended March 31,
	2013	Change	2012
	(Dollars in thousands)
HSN	$58,934	3%	$57,322
As a percentage of HSN net sales	10.7%	10 bp	10.6%
Cornerstone	$7,906	(12)%	$8,947
As a percentage of Cornerstone net sales	3.6%	(100 bp)	4.6%
HSNi	$66,840	1%	$66,269
As a percentage of HSNi net sales	8.7%	(30 bp)	9.0%
HSNi's Adjusted EBITDA in the first quarter of 2013 increased 1%, or $0.6 million, and was 8.7% of net sales compared to 9.0% in the prior year. The increase in Adjusted EBITDA was due to a 5% increase in net sales and 10 basis point improvement in gross profit margin, offset by a 6% increase in operating expenses (excluding non-cash charges). HSN's Adjusted EBITDA increased 3%, or $1.6 million, primarily due to a 2% increase in net sales and 20 basis point improvement in gross profit margin, partially offset by a 2% increase in operating expenses (excluding non-cash charges) primarily for investments in digital and brand marketing and employee-related costs largely from the sales and service center, partially offset by a decrease in bad debt expense. Cornerstone's Adjusted EBITDA decreased 12%, or $1.0 million, primarily due to the 60 basis point decline in gross profit margin as well as the 40 basis point increase in operating expenses largely due to the addition of Chasing Fireflies to the portfolio.
Operating Income

	Three Months Ended March 31,
	2013	Change	2012
	(Dollars in thousands)
HSN	$48,629	2%	$47,457
As a percentage of HSN net sales	8.8%	0 bp	8.8%
Cornerstone	$3,889	2%	$3,802
As a percentage of Cornerstone net sales	1.7%	(20 bp)	1.9%
HSNi	$52,518	2%	$51,259
As a percentage of HSNi net sales	6.8%	(10 bp)	6.9%
HSNi's operating income in the first quarter of 2013 increased 2%, or $1.3 million, and was 6.8% of net sales compared to 6.9% in the prior year. The increase was primarily due to a 5% increase in net sales and 10 basis point improvement in gross profit margin, partially offset by a 6% increase in operating expenses. Operating expenses increased primarily for Cornerstone's catalog circulation, investments in digital and brand marketing, the incremental expenses from the addition of Chasing Fireflies, and employee-related costs, partially offset by a $2.3 million decrease in stock-based compensation expense and a decrease in bad debt expense.
Other Income (Expense)

	Three Months Ended March 31,
	2013	Change	2012
	(Dollars in thousands)
Interest income	$70	(55)%	$154
Interest expense	(1,710)	(77)%	(7,488)
Total other expense, net	$(1,640)	(78)%	$(7,334)
As a percentage of HSNi net sales	0.2%	(80 bp)	1.0%

Interest expense in the first quarter of 2013 is related to the $250 million term loan outstanding under the Credit Agreement. Interest expense in the first quarter of the 2012 primarily related to the Senior Notes which bore interest at 11.25% through the August 1, 2012 redemption date.
Income Tax Provision
For the three months ended March 31, 2013, HSNi recorded a tax provision of $19.3 million which represents an effective tax rate of 38.0%. For the three months ended March 31, 2012, HSNi recorded a tax provision of $16.6 million which represents an effective tax rate of 37.9%. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.
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
Liquidity and Capital Resources
As of March 31, 2013, HSNi had $150.9 million of cash and cash equivalents compared to $222.1 million as of December 31, 2012 and $309.2 million as of March 31, 2012.
Net cash provided by operating activities attributable to continuing operations in the first quarter of 2013 was $17.3 million compared to a use of $20.3 million in the prior year period, an improvement of $37.5 million primarily due to changes in working capital. Accounts receivables were an additional source of $15.9 million of cash during the current quarter driven primarily by HSN's 7% sales growth in the fourth quarter of 2012 and by the impact of product mix changes in the fourth quarter of 2012 and first quarter of 2013. Accounts payables were also a source of cash in the current quarter primarily due to the timing of payments of trade payables.
Net cash used in investing activities attributable to continuing operations in the first quarter of 2013 was $10.7 million and resulted from capital expenditures. The capital expenditures were primarily at HSN and were for investments in information technology, facilities and digital-related initiatives.
Net cash used in financing activities attributable to continuing operations in the first quarter of 2013 was $77.8 million. HSNi paid $62.6 million for approximately 1.2 million shares of common stock repurchased during the quarter. HSNi also declared and paid a dividend of $0.18 per share resulting in a payment of $9.9 million. HSNi had a cash inflow of $1.9 million from the proceeds from stock option exercises and a cash outflow of $11.1 million used to cover withholding taxes for our stock-based awards. Additionally, HSNi had an inflow of $3.9 million for excess tax benefits from stock-based awards.

HSNi's $600 million Credit Agreement is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of the voting equity securities of HSNi's first-tier foreign subsidiaries. This Credit Agreement replaced the credit agreement that was set to expire in July 2013. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million delayed draw term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. HSNi drew $250 million from its term loan on July 31, 2012 to fund the redemption of the $240 million of 11.25% Senior Notes due 2016.
The Credit Agreement contains various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of March 31, 2013, with a leverage ratio of 0.79x and an interest coverage ratio of 23.95x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of March 31, 2013 was 1.70%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $28.6 million as of March 31, 2013. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2013, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $321.4 million.
To reduce our future exposure to rising interest rates under our credit facility, we entered into a forward-starting swap in December 2012 that effectively converts $187.5 million of our variable rate term loan to a fixed-rate basis beginning January 2014 through April 2017. For additional information related to our interest rate swaps, refer to Note 7 of Notes to Consolidated Financial Statements.
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

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and the actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the three months ended March 31, 2013, HSNi repurchased approximately 1.2 million shares at a cost of $65.3 million, or an average cost of $53.80 per share. As of March 31, 2013, approximately 2.5 million shares remained authorized for repurchase under the program.
Effective May 2, 2013, HSNi's Board of Directors approved a cash dividend of $0.18 per common share. The dividend will be paid on June 19, 2013 to HSNi's record holders as of June 5, 2013.
Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of HSNi's market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in HSNi's Annual Report on Form 10-K for the year ended December 31, 2012. No material changes have occurred in HSNi's market risks since December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2013. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

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
See Part I. Item 1.  Financial Statements - Note 13 - Commitments and Contingencies, for additional information regarding legal matters in which we are involved.

ITEM 1A.	RISK FACTORS

See Part I. Item 1A., “Risk Factors,” of HSNi's Annual Report on Form 10-K for the year ended December 31, 2012, for a detailed discussion of the risk factors affecting HSNi. There have been no material changes from the risk factors described in the annual report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Security
On September 27, 2011, our Board of Directors authorized us to repurchase up to 10 million shares of our common stock. Under the terms of the share repurchase program, HSNi will repurchase its common stock from time to time through privately negotiated or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The timing of repurchases and the actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the company’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time.
During the quarter ended March 31, 2013, we repurchased approximately 1.2 million shares at an average price of $53.80 per share. Below is a summary of our common stock repurchases during the first quarter of 2013, as well as the number of shares still available for purchase as of March 31, 2013:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2013 - January 31, 2013	—	$—	—	3,747,985
February 1, 2013 - February 28, 2013	266,400	$51.63	266,400	3,481,585
March 1, 2013 - March 31, 2013	947,012	$54.41	947,012	2,534,573
	1,213,412		1,213,412

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012, (iii) Consolidated Balance Sheets as of March 31, 2013, December 31, 2012 and March 31, 2012, (iv) Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2013 and Year Ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2013	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)