Form 10-Q
period 2013-06-30
HSN, Inc.
filed 2013-08-01
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
As of July 30, 2013, the registrant had 53,221,294 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$812,606	$767,187	$1,585,257	$1,505,095
Cost of sales	503,829	473,739	996,333	944,733
Gross profit	308,777	293,448	588,924	560,362
Operating expenses:
Selling and marketing	174,875	166,467	339,417	318,183
General and administrative	52,652	52,050	105,786	107,023
Depreciation and amortization	9,951	9,589	19,904	18,555
Total operating expenses	237,478	228,106	465,107	443,761
Operating income	71,299	65,342	123,817	116,601
Other income (expense):
Interest income	30	291	83	489
Interest expense	(1,691)	(8,140)	(3,384)	(15,673)
Total other expense, net	(1,661)	(7,849)	(3,301)	(15,184)
Income from continuing operations before income taxes	69,638	57,493	120,516	101,417
Income tax provision	(26,367)	(21,882)	(45,692)	(38,518)
Income from continuing operations	43,271	35,611	74,824	62,899
Income (loss) from discontinued operations, net of tax	9	(4,864)	—	(5,982)
Net income	$43,280	$30,747	$74,824	$56,917

Income from continuing operations per share:
Basic	$0.81	$0.63	$1.38	$1.09
Diluted	$0.79	$0.61	$1.35	$1.06
Net income per share:
Basic	$0.81	$0.54	$1.38	$0.99
Diluted	$0.79	$0.53	$1.35	$0.96
Shares used in computing earnings per share:
Basic	53,541	56,970	54,161	57,640
Diluted	54,728	58,450	55,500	59,251
Dividends declared per share	$0.18	$0.125	$0.36	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$43,280	$30,747	$74,824	$56,917
Other comprehensive income:
Change in fair value of derivative instrument, net of tax	1,563	—	1,618	—
Other comprehensive income, net of tax	1,563	—	1,618	—
Comprehensive income	$44,843	$30,747	$76,442	$56,917

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,	June 30,
	2013	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$91,976	$222,092	$181,314
Accounts receivable, net of allowance of $13,869, $14,537 and $12,662, respectively	183,940	249,890	153,119
Inventories	355,879	330,936	340,806
Deferred income taxes	29,585	27,603	23,040
Prepaid expenses and other current assets	62,667	46,172	63,682
Total current assets	724,047	876,693	761,961
Property and equipment, net	171,019	171,303	158,610
Intangible assets, net	266,023	266,876	268,057
Goodwill	9,858	9,858	9,858
Other non-current assets	8,348	7,222	11,093
TOTAL ASSETS	$1,179,295	$1,331,952	$1,209,579
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$212,530	$267,061	$209,314
Current maturities of long-term debt	12,500	9,375	—
Accrued expenses and other current liabilities	156,193	215,389	170,015
Total current liabilities	381,223	491,825	379,329
Long-term debt, less current maturities	234,375	240,625	239,208
Deferred income taxes	85,495	79,002	75,094
Other long-term liabilities	11,346	15,986	15,946
Total liabilities	712,439	827,438	709,577
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 53,227,448, 54,853,684 and 55,634,041 issued shares at June 30, 2013, December 31, 2012 and June 30, 2012, respectively	532	549	556
Additional paid-in capital	1,850,677	1,964,760	2,033,528
Accumulated deficit	(1,385,500)	(1,460,324)	(1,534,082)
Accumulated other comprehensive income (loss)	1,147	(471)	—
Total shareholders’ equity	466,856	504,514	500,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,179,295	$1,331,952	$1,209,579

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	—	$—	58,414	$584	$2,180,112	$(1,590,999)	$—	$589,697
Net income	—	—	—	—	—	130,675	—	130,675
Other comprehensive loss	—	—	—	—	—	—	(471)	(471)
Stock-based compensation expense for equity awards	—	—	—	—	14,440	—	—	14,440
Cash dividend declared on common stock	—	—	—	—	(31,049)	—	—	(31,049)
Issuance of common stock from stock-based compensation awards, including tax benefit of $18,900	—	—	1,901	19	21,797	—	—	21,816
Repurchases of common stock	—	—	(5,461)	(54)	(220,540)	—	—	(220,594)
Balance as of December 31, 2012	—	—	54,854	549	1,964,760	(1,460,324)	(471)	504,514
Net income	—	—	—	—	—	74,824	—	74,824
Other comprehensive income	—	—	—	—	—	—	1,618	1,618
Stock-based compensation expense for equity awards	—	—	—	—	7,254	—	—	7,254
Cash dividend declared on common stock	—	—	—	—	(19,486)	—	—	(19,486)
Issuance of common stock from stock-based compensation awards, including tax benefit of $5,224	—	—	527	5	13,227	—	—	13,232
Repurchases of common stock	—	—	(2,154)	(22)	(115,078)	—	—	(115,100)
Balance as of June 30, 2013	—	$—	53,227	$532	$1,850,677	$(1,385,500)	$1,147	$466,856

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities attributable to continuing operations:
Net income	$74,824	$56,917
Income (loss) from discontinued operations, net of tax	—	(5,982)
Income from continuing operations	74,824	62,899
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities attributable to continuing operations:
Depreciation and amortization	19,904	18,555
Stock-based compensation expense	7,254	10,650
Amortization of debt issuance costs	563	1,422
Loss on disposition of fixed assets	1,019	74
Deferred income taxes	3,536	(1,775)
Bad debt expense	10,018	10,477
Excess tax benefits from stock-based awards	(5,295)	(15,235)
Other	—	42
Changes in current assets and liabilities:
Accounts receivable	55,719	58,763
Inventories	(24,943)	(45,987)
Prepaid expenses and other assets	(16,345)	(15,499)
Accounts payable, accrued expenses and other current liabilities	(94,855)	(87,403)
Net cash provided by (used in) operating activities attributable to continuing operations	31,399	(3,017)
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(22,741)	(19,012)
Acquisition of business, net of cash received	—	(22,875)
Proceeds received on sale of subsidiary	—	5,000
Net cash used in investing activities attributable to continuing operations	(22,741)	(36,887)
Cash flows from financing activities attributable to continuing operations:
Repayment of long-term debt	(3,125)	—
Payments of debt issuance costs	—	(4,607)
Repurchase of common stock	(112,683)	(143,718)
Cash dividends paid	(19,486)	(14,347)
Proceeds from issuance of common stock	3,272	5,399
Tax withholdings related to stock-based awards	(11,900)	(13,965)
Excess tax benefits from stock-based awards	5,295	15,235
Net cash used in financing activities attributable to continuing operations	(138,627)	(156,003)
Total cash used in continuing operations	(129,969)	(195,907)
Cash flows from discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(147)	(4,425)
Net cash used in investing activities attributable to discontinued operations	—	(162)
Total cash used in discontinued operations	(147)	(4,587)
Net decrease in cash and cash equivalents	(130,116)	(200,494)
Cash and cash equivalents at beginning of period	222,092	381,808
Cash and cash equivalents at end of period	$91,976	$181,314

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
Reclassifications
Reclassifications were made to prior period amounts in the consolidated statements of operations for the presentation of "Income (loss) from discontinued operations, net of tax" to conform to the current year's presentation.

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

Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the impairment of intangible assets; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of incentive compensation and contingent consideration.

NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	June 30,	December 31,	June 30,
	2013	2012	2012
Capitalized software	$208,732	$196,529	$200,028
Computer and broadcast equipment	86,985	83,038	95,884
Buildings and leasehold improvements	99,687	98,241	95,070
Furniture and other equipment	81,370	79,748	78,922
Projects in progress	9,907	18,494	8,905
Land and land improvements	10,223	10,734	10,988
	496,904	486,784	489,797
Less: accumulated depreciation and amortization	(325,885)	(315,481)	(331,187)
Total property and equipment, net	$171,019	$171,303	$158,610

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
HSNi’s primary performance metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (1) non-cash charges including: (a) stock-based compensation expense, (b) amortization of intangibles, (c) depreciation and gains and losses on asset dispositions, and (d) goodwill, long-lived asset and intangible asset impairments; (2) pro forma adjustments for significant acquisitions; and (3) other significant items. Significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, thereby affecting the comparability of results. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail and media industries. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s consolidated statements of operations of certain expenses, gains and losses that are excluded from the company's definition of Adjusted EBITDA.

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$57,135	$28,017	$85,152	$52,709	$26,903	$79,612
Stock-based compensation expense	(2,761)	(784)	(3,545)	(2,752)	(1,898)	(4,650)
Depreciation and amortization	(7,037)	(2,914)	(9,951)	(6,609)	(2,980)	(9,589)
Loss on disposition of fixed assets	(357)	—	(357)	(31)	—	(31)
Operating income	$46,980	$24,319	71,299	$43,317	$22,025	65,342
Total other expense, net			(1,661)			(7,849)
Income from continuing operations before income taxes			69,638			57,493
Income tax provision			(26,367)			(21,882)
Income from continuing operations			43,271			35,611
Income (loss) from discontinued operations, net of tax			9			(4,864)
Net income			$43,280			$30,747

	Six Months Ended June 30,			Six Months Ended June 30,
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$116,069	$35,925	$151,994	$110,031	$35,849	$145,880
Stock-based compensation expense	(5,584)	(1,670)	(7,254)	(6,039)	(4,611)	(10,650)
Depreciation and amortization	(13,858)	(6,046)	(19,904)	(13,174)	(5,381)	(18,555)
Loss on disposition of fixed assets	(1,018)	(1)	(1,019)	(45)	(29)	(74)
Operating income	$95,609	$28,208	123,817	$90,773	$25,828	116,601
Total other expense, net			(3,301)			(15,184)
Income from continuing operations before income taxes			120,516			101,417
Income tax provision			(45,692)			(38,518)
Income from continuing operations			74,824			62,899
Income (loss) from discontinued operations, net of tax			—			(5,982)
Net income			$74,824			$56,917

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
HSN	$526,181	$501,943	$1,076,310	$1,043,875
Cornerstone	286,425	265,244	508,947	461,220
Total	$812,606	$767,187	$1,585,257	$1,505,095

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss):
Continuing operations	$43,271	$35,611	$74,824	$62,899
Discontinued operations	9	(4,864)	—	(5,982)
Net income	$43,280	$30,747	$74,824	$56,917

Weighted average number of shares outstanding:
Basic	53,541	56,970	54,161	57,640
Dilutive effect of stock-based compensation awards	1,187	1,480	1,339	1,611
Diluted	54,728	58,450	55,500	59,251

Net income (loss) per share - basic:
Continuing operations	$0.81	$0.63	$1.38	$1.09
Discontinued operations	—	(0.09)	—	(0.10)
Net income	$0.81	$0.54	$1.38	$0.99

Net income (loss) per share - diluted:
Continuing operations	$0.79	$0.61	$1.35	$1.06
Discontinued operations	—	(0.08)	—	(0.10)
Net income	$0.79	$0.53	$1.35	$0.96

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	350	751	432	845

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	June 30,	December 31,	June 30,
	2013	2012	2012
Secured credit agreement expiring April 24, 2017:
Term loan	$246,875	$250,000	$—
Revolving credit facility	—	—	—
11.25% Senior Notes due August 1, 2016 redeemed August 1, 2012	—	—	240,000
Unamortized original issue discount on Senior Notes	—	—	(792)
Total long-term debt	246,875	250,000	239,208
Less: current maturities	(12,500)	(9,375)	—
Long-term debt, less current maturities	$234,375	$240,625	$239,208

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of June 30, 2013 with a leverage ratio of 0.77x and an interest coverage ratio of 43.21x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of June 30, 2013 was 1.70%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $30.1 million as of June 30, 2013. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of June 30, 2013, the amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and the outstanding letters of credit, was approximately $319.9 million. As of June 30, 2013, there was no outstanding balance due under the revolving credit facility.
On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes were fully redeemed on August 1, 2012 for $253.5 million, or 105.625% of the principal amount, plus accrued and unpaid interest to the redemption date, at which time the Senior Notes were no longer deemed to be outstanding, interest ceased to accrue thereon and all rights of the holders of the Senior Notes ceased to exist, except for the right to receive the redemption price. HSNi drew $250 million from its term loan on July 31, 2012 and used its cash on hand to fund the redemption. HSNi reported approximately $18.3 million in pre-tax charges primarily associated with redemption of the Senior Notes in the quarter ended September 30, 2012. These charges resulted from the redemption premium of $13.5 million and $4.8 million related to the write-off of unamortized issuance costs and original issue discount.

NOTE 7—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of June 30, 2013. The interest rate swap takes effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized directly to earnings in the consolidated statement of operations. For the three and six months ended June 30, 2013, the changes in fair value of the interest rate swap totaling approximately $1.6 million, for both periods, net of tax, were included in other comprehensive income. See Note 8 for discussion of the fair value measurements concerning this interest rate swap.

As of June 30, 2013, the fair value of the interest rate swap was an asset of $1.8 million and was recorded in "Other non-current assets" in the consolidated balance sheets. As of December 31, 2012, the fair value of the interest rate swap was a liability of $0.8 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets. As of June 30, 2013, HSNi estimates that approximately $0.5 million of unrealized losses included in accumulated other comprehensive income related to this swap will be realized and reported in earnings within the next twelve months.

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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	June 30, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$1,839	$—	$1,839	$—

	December 31, 2012
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$755	$—	$755	$—
HSNi's interest rate swap was carried on the balance sheet at fair value as of June 30, 2013 and December 31, 2012. The swap was entered into in December 2012 for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. Because this swap is not actively traded, the fair value was based on a valuation model. Interest rate yield curves and credit spreads are the significant inputs included in the valuation model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.

The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	June 30, 2013
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Secured credit agreement expiring April 24, 2017:
Term Loan	$246,875	$246,875	$—	$246,875	$—

	December 31, 2012
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Secured credit agreement expiring April 24, 2017:
Term Loan	$250,000	$250,000	$—	$250,000	$—

	June 30, 2012
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Senior Notes	$240,000	$255,000	$255,000	$—	$—
The fair values of the term loans were estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities, as advised by HSNi's bankers (level 2 criteria) and the fair value of the Senior Notes was based upon quoted market information (level 1 criteria).
As of June 30, 2012, the assets and liabilities of The Territory Ahead were considered a disposal group held for sale. During the three months ended June 30, 2012, an impairment charge of $5.9 million, or $3.7 million net of tax, was recorded to reduce the carrying value of the net assets to their estimated net realizable value. See Note 12 - Discontinued Operations for further discussion of this impairment charge.
HSNi measures certain assets, such as property and equipment and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the six months ended June 30, 2013 and 2012, there were no assets, other than The Territory Ahead disposal group, that were required to be recorded at fair value as no impairment indicators were present.
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
In addition, the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of beginning-of-the-year deferred taxes in future years is recognized in the interim period in which the change occurs.
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
For the three and six months ended June 30, 2013, HSNi recorded a tax provision of $26.4 million and $45.7 million, respectively, which represents an effective tax rate of 37.9%. For the three and six months ended June 30, 2012, HSNi recorded a tax provision of $21.9 million and $38.5 million, respectively, which represents effective tax rates of 38.1% and 38.0%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.
The Internal Revenue Service ("IRS") has concluded its examination of HSNi's consolidated federal income tax return for the year ended December 31, 2010 and its limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. Various state income tax examinations are in process. HSNi does not anticipate any material adjustments to its tax liabilities resulting from any of these examinations.
Unrelated to the aforementioned audits, HSNi had substantive discussions with the IRS regarding the 2008 and subsequent tax years. Based on these discussions, it is reasonably possible that we will reach a favorable resolution with the IRS.  While we cannot be certain of the outcome of our discussions, the possible resolution of this matter may have a favorable impact on our effective tax rate in the second half of 2013. The estimated range of the possible reduction in income tax provision for 2013 is $0 to $5 million.
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

NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Selling and marketing	$894	$630	$1,856	$1,812
General and administrative	2,651	4,020	5,398	8,838
Stock-based compensation expense before income taxes	3,545	4,650	7,254	10,650
Income tax benefit	(1,283)	(1,488)	(2,589)	(3,614)
Stock-based compensation expense after income taxes	$2,262	$3,162	$4,665	$7,036

As of June 30, 2013, there was approximately $22.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.2 years.
The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of June 30, 2013, there were approximately 2.8 million shares of common stock available for grants under the Plan.
HSNi can grant restricted stock units ("RSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time as the underlying RSUs once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes for the six months ended June 30, 2013 and 2012 were $11.9 million and $14.0 million, respectively.
A summary of the stock-based awards granted during the six months ended June 30, 2013 is as follows:

	Six Months Ended June 30, 2013
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	346,301	$22.57
Restricted stock units	190,424	$58.52
Employee stock purchase plan options	22,232	$11.32
The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the SARs are estimated on the grant date using the Black-Scholes option pricing model. The weighted average assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2013 are as follows:

	Six Months Ended June 30, 2013
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

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the six months ended June 30, 2013, HSNi acquired under the program approximately 2.2 million shares of its outstanding common stock for $115.1 million at an average price of $53.43. For the six months ended June 30, 2012, HSNi acquired under the program approximately 3.9 million shares of its outstanding common stock for $145.7 million at an average price of $37.49. All shares were immediately retired upon purchase. As of June 30, 2013, approximately 1.6 million shares remained authorized for repurchase under the plan.
Dividend Policy
Effective May 2, 2013, HSNi's Board of Directors approved a cash dividend of $0.18 per common share. The dividend was paid on June 19, 2013 to HSNi's record holders as of June 5, 2013.
Effective August 1, 2013, HSNi's Board of Directors approved a quarterly cash dividend of $0.18 per common share. The dividend will be paid on September 18, 2013 to HSNi's record holders as of September 4, 2013.

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

In July 2012, substantially all of the assets and certain liabilities of The Territory Ahead, a Cornerstone brand specializing in casual apparel for men and women, were sold for approximately $1.1 million. HSNi does not expect to have any significant continuing involvement or cash flows from The Territory Ahead; therefore, the results of operations for The Territory Ahead are presented separately as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented, and the cash flows from The Territory Ahead are presented separately as discontinued operations in the consolidated statements of cash flows for all periods presented. An impairment charge of $5.9 million, or $3.7 million net of taxes, was recorded in the second quarter of 2012 to reduce the carrying value of the net assets to their estimated net realizable value and is included in "Loss from discontinued operations, net of tax" in the accompanying consolidated statement of operations.

The following table reflects the results of HSNi's discontinued operations for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$—	$18,143	$—	$40,153
Income (loss) from discontinued operations	$14	$(7,821)	$—	$(9,625)
Income tax (expense) benefit	(5)	2,957	—	3,643
Income (loss) from discontinued operations, net of tax	$9	$(4,864)	$—	$(5,982)

NOTE 13—COMMITMENTS AND CONTINGENCIES

In cooperation with the United States Consumer Product Safety Commission (“CPSC), Frontgate, one of the Cornerstone brands, announced in January 2011 a voluntary recall of a product sold from December 2005 through July 2010.  In June 2013, the CPSC notified the company that the CPSC is investigating whether the company complied with certain reporting requirements of the Consumer Product Safety Act.  At this time it is not yet possible to determine what, if any, actions will be taken by the CPSC, whether a civil penalty will be assessed or, if assessed, the amount thereof.
In the ordinary course of business, HSNi is a party to various audits and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, product recalls, regulatory compliance and other claims. HSNi has established reserves for specific legal or tax compliance matters that it has determined the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
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
Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2012 and the following:

•	changes in our relationships with pay television operators, vendors, manufacturers and other third parties;

•	the influence of the macroeconomic environment and its impact on consumer confidence and spending levels;

•	changes in product shipping and handling costs particularly if we are unable to offset them;

•	any technological or regulatory developments that could negatively impact the way we do business, including developments requiring us to collect and remit state and local sales and use taxes;

•
risks associated with possible systems failures and/or security breaches, including, any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to HSNi in the event of such a breach;

•	HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective;

•	our ability to offer new or innovative products and services through various platforms in a cost effective manner and consumer acceptance of these products and services; and

•	the loss of any key member of our senior management team.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$526,181	5%	$501,943	$1,076,310	3%	$1,043,875
Cornerstone	286,425	8%	265,244	508,947	10%	461,220
Total HSNi net sales	$812,606	6%	$767,187	$1,585,257	5%	$1,505,095

HSNi net sales in the second quarter of 2013 increased 6%, or $45.4 million, due to 5% sales growth at HSN and 8% sales growth at Cornerstone. Digital sales grew 10% with penetration increasing 170 basis points to 45.1%, up from 43.4% in the prior year. The number of units shipped in the second quarter of 2013 increased 5% to 14.2 million while the average price point decreased by less than 1% to $64.25.
HSNi net sales in the six months ended June 30, 2013 increased 5%, or $80.2 million, due to 3% sales growth at HSN and 10% sales growth at Cornerstone. Digital sales grew 10% with penetration increasing 190 basis points to 44.9%, up from 43.0% in the prior year. The number of units shipped in the first half of 2013 increased 8% to 28.8 million while the average price point decreased 3% to $62.63.
HSN
HSN net sales in the second quarter of 2013 increased 5%, or $24.2 million. Digital sales grew 10% and penetration increased 160 basis points to 35.4%, up from 33.8% in the prior year. Sales grew in home design, household, electronics and apparel & accessories, offset by lower sales in jewelry and culinary. Net sales were favorably affected by a lower return rate. The return rate decreased 80 basis points to 19.1% from 19.9% in the prior year. The units shipped increased 7% to 10.9 million while average price point decreased 4% to $56.49 primarily due to an increase in clearance activity.
HSN net sales in the six months ended June 30, 2013 increased 3%, or $32.4 million. Sales grew in home design, apparel & accessories and beauty, offset by lower sales in jewelry and culinary. Digital sales grew 7% and penetration increased 110 basis points to 35.5%, up from 34.4% in the prior year. Digital sales were tempered in the first quarter by the launch of the digital site redesign across all HSN digital platforms that occurred early in the year. The return rate was 19.6%, consistent with the prior year. The number of units shipped increased 10% to 22.3 million while average price point decreased 6% to $57.17 primarily due to an increase in clearance activity and changes in product mix.
Divisional product sales mix at HSN is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Jewelry	13.2%	15.2%	12.5%	14.5%
Fashion (apparel & accessories)	15.9%	14.6%	15.3%	13.8%
Beauty & Wellness	19.4%	19.8%	19.5%	19.0%
Home & Other (including household, home design, electronics, culinary, fitness and other)	51.5%	50.4%	52.7%	52.7%
Total	100.0%	100.0%	100.0%	100.0%

Cornerstone
Cornerstone net sales in the second quarter of 2013 increased 8%, or $21.2 million. The increase in net sales was driven by sales growth in the home brands. Digital sales grew 10% with penetration increasing 120 basis points to 62.9%, up from 61.7% in the prior year. The return rate decreased 70 basis points to 12.6% due to changes in product mix. Catalog circulation increased 2% compared to the prior year.
Cornerstone net sales in the six months ended June 30, 2013 increased 10%, or $47.7 million. The increase in net sales was driven by sales growth in the home brands and the addition of Chasing Fireflies to the portfolio in April 2012. Digital sales grew 14% with penetration increasing 210 basis points to 64.7%, up from 62.6% in the prior year. The return rate decreased 60 basis points to 13.1% due to changes in product mix. Catalog circulation increased 6% compared to the prior year.
The brand mix at Cornerstone is provided in the table below (based on net sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	79.5%	77.6%	75.8%	74.5%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith) (a)	20.5%	22.4%	24.2%	25.5%
Total	100.0%	100.0%	100.0%	100.0%
(a) Chasing Fireflies was acquired in April 2012.
Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$187,460	3%	$181,725	$379,818	3%	$370,104
HSN gross profit margin	35.6%	(60 bp)	36.2%	35.3%	(20 bp)	35.5%
Cornerstone	$121,317	9%	$111,723	$209,106	10%	$190,258
Cornerstone gross profit margin	42.4%	30 bp	42.1%	41.1%	(20 bp)	41.3%
HSNi	$308,777	5%	$293,448	$588,924	5%	$560,362
HSNi gross profit margin	38.0%	(20 bp)	38.2%	37.2%	0 bp	37.2%
bp = basis points

HSN
Gross profit for HSN in the second quarter of 2013 increased 3%, or $5.7 million, compared to the prior year. Gross profit margin decreased 60 basis points to 35.6% primarily due to an increase in shipping and handling promotions.
Gross profit for HSN in the six months ended June 30, 2013 increased 3%, or $9.7 million, compared to the prior year. Gross profit margin decreased 20 basis points to 35.3% primarily due to lower shipping margins driven by an increase in shipping and handling promotions.
Cornerstone
Gross profit for Cornerstone in the second quarter of 2013 increased 9%, or $9.6 million, compared to the prior year. Gross profit margin increased 30 basis points to 42.4% primarily due to higher product margins.
Gross profit for Cornerstone in the six months ended June 30, 2013 increased 10%, or $18.8 million, compared to the prior year. Gross profit margin decreased 20 basis points to 41.1% primarily due to an increase in shipping and handling promotions, partially offset by higher product margins.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$95,786	2%	$93,454	$193,996	4%	$187,000
As a percentage of HSN net sales	18.2%	(40 bp)	18.6%	18.0%	10 bp	17.9%
Cornerstone	$79,089	8%	$73,013	$145,421	11%	$131,183
As a percentage of Cornerstone net sales	27.6%	10 bp	27.5%	28.6%	20 bp	28.4%
HSNi	$174,875	5%	$166,467	$339,417	7%	$318,183
As a percentage of HSNi net sales	21.5%	(20 bp)	21.7%	21.4%	30 bp	21.1%
HSNi's selling and marketing expense in the second quarter of 2013 increased 5%, or $8.4 million, and was 21.5% of net sales compared to 21.7% in the prior year. The increase was primarily due to additional catalog production and distribution costs associated with an increase in Cornerstone's catalog circulation; an increase in employee-related costs; and investments in digital and brand marketing.
HSNi's selling and marketing expense in the six months ended June 30, 2013 increased 7%, or $21.2 million, and was 21.4% of net sales compared to 21.1% in the prior year. The increase was primarily due to additional catalog production and distribution costs associated with a 6% increase in Cornerstone's catalog circulation; an increase in employee-related costs; and investments in digital and brand marketing.
General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$37,656	(2)%	$38,345	$76,355	(4)%	$79,157
As a percentage of HSN net sales	7.2%	(40 bp)	7.6%	7.1%	(50 bp)	7.6%
Cornerstone	$14,996	9%	$13,705	$29,431	6%	$27,866
As a percentage of Cornerstone net sales	5.2%	0 bp	5.2%	5.8%	(20 bp)	6.0%
HSNi	$52,652	1%	$52,050	$105,786	(1)%	$107,023
As a percentage of HSNi net sales	6.5%	(30 bp)	6.8%	6.7%	(40 bp)	7.1%
HSNi’s general and administrative expense in the second quarter of 2013 increased 1%, or $0.6 million, and was 6.5% of net sales compared to 6.8% in the prior year. The increase was primarily due to an increase in severance-related costs and performance-based compensation expense, offset by a decrease in stock-based compensation expense.
HSNi’s general and administrative expense in the six months ended June 30, 2013 decreased 1%, or $1.2 million, and was 6.7% of net sales compared to 7.1% in the prior year. The decrease in expense was primarily due to a decrease in stock-based compensation expense, partially offset by an increase in employee-related costs and the incremental expenses from the addition of Chasing Fireflies to the portfolio in April 2012.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,037	6%	$6,609	$13,858	5%	$13,174
Cornerstone	2,914	(2)%	2,980	6,046	12%	5,381
HSNi	$9,951	4%	$9,589	$19,904	7%	$18,555
As a percentage of HSNi net sales	1.2%	0 bp	1.2%	1.3%	10 bp	1.2%

Depreciation and amortization in the second quarter of 2013 increased 4%, or $0.4 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures. Depreciation and amortization for the six months ended June 30, 2013 increased 7%, or $1.3 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures and the amortization of intangibles acquired in the second quarter of 2012 related to the Chasing Fireflies acquisition.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$57,135	8%	$52,709	$116,069	5%	$110,031
As a percentage of HSN net sales	10.9%	40 bp	10.5%	10.8%	30 bp	10.5%
Cornerstone	$28,017	4%	$26,903	$35,925	—%	$35,849
As a percentage of Cornerstone net sales	9.8%	(30 bp)	10.1%	7.1%	(70 bp)	7.8%
HSNi	$85,152	7%	$79,612	$151,994	4%	$145,880
As a percentage of HSNi net sales	10.5%	10 bp	10.4%	9.6%	(10 bp)	9.7%
HSNi's Adjusted EBITDA in the second quarter of 2013 increased 7%, or $5.5 million, and was 10.5% of net sales compared to 10.4% in the prior year. The increase in Adjusted EBITDA was due to a 6% increase in net sales, partially offset by a 20 basis point decline in gross profit margin and 5% increase in operating expenses (excluding non-cash charges). HSN's Adjusted EBITDA increased 8%, or $4.4 million, primarily due to a 5% increase in net sales, partially offset by a 60 basis point decline in gross profit margin and 1% increase in operating expenses (excluding non-cash charges) primarily for employee-related costs. Cornerstone's Adjusted EBITDA increased 4%, or $1.1 million, primarily due to the 8% increase in net sales and 30 basis point improvement in gross profit margin, partially offset by a 10% increase in operating expenses (excluding non-cash charges) primarily for catalog production and distribution costs and severance-related costs.
HSNi's Adjusted EBITDA in the six months ended June 30, 2013 increased 4%, or $6.1 million, and was 9.6% of net sales compared to 9.7% in the prior year. The increase in Adjusted EBITDA was due to a 5% increase in net sales, partially offset by a 5% increase in operating expenses (excluding non-cash charges). HSN's Adjusted EBITDA increased 5%, or $6.0 million, primarily due to a 3% increase in net sales, partially offset by a 20 basis point decline in gross profit margin and 1% increase in operating expenses (excluding non-cash charges) primarily for employee-related costs and investments in brand marketing. Cornerstone's Adjusted EBITDA was consistent with the prior year due to the 10% increase in net sales was offset by a 20 basis point decline in gross profit margin and 12% increase in operating expenses (excluding non-cash charges). The increase in operating expenses was largely due to catalog production and distribution costs; severance and other employee-related costs; and the incremental expenses from the addition of Chasing Fireflies to the portfolio in April 2012.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$46,981	8%	$43,317	$95,609	5%	$90,773
As a percentage of HSN net sales	8.9%	30 bp	8.6%	8.9%	20 bp	8.7%
Cornerstone	$24,318	10%	$22,025	$28,208	9%	$25,828
As a percentage of Cornerstone net sales	8.5%	20 bp	8.3%	5.5%	(10 bp)	5.6%
HSNi	$71,299	9%	$65,342	$123,817	6%	$116,601
As a percentage of HSNi net sales	8.8%	30 bp	8.5%	7.8%	10 bp	7.7%
HSNi's operating income in the second quarter of 2013 increased 9%, or $6.0 million, and was 8.8% of net sales compared to 8.5% in the prior year. The increase was primarily due to a 6% increase in net sales, partially offset by a 20 basis point decline in gross profit margin and 4% increase in operating expenses. Operating expenses increased primarily for employee-related costs, Cornerstone's catalog circulation and investments in digital and brand marketing.
HSNi's operating income in the six months ended June 30, 2013 increased 6%, or $7.2 million, and was 7.8% of net sales compared to 7.7% in the prior year. The increase was primarily due to a 5% increase in net sales, partially offset by a 5% increase in operating expenses. Operating expenses increased primarily for Cornerstone's catalog circulation, employee-related costs, the incremental expenses from the addition of Chasing Fireflies and investments in digital and brand marketing.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$30	(90)%	$291	$83	(83)%	$489
Interest expense	(1,691)	(79)%	(8,140)	(3,384)	(78)%	(15,673)
Total other expense, net	$(1,661)	(79)%	$(7,849)	$(3,301)	(78)%	$(15,184)
As a percentage of HSNi net sales	0.2%	(80 bp)	1.0%	0.2%	(80 bp)	1.0%

Interest expense in the current year periods was related to the term loan outstanding under the Credit Agreement. Interest expense in the prior year periods was primarily related to the Senior Notes which bore interest at 11.25% through the August 1, 2012 redemption date.
Income Tax Provision
For the three and six months ended June 30, 2013, HSNi recorded a tax provision of $26.4 million and $45.7 million, respectively, which represents an effective tax rate of 37.9%. For the three and six months ended June 30, 2012, HSNi recorded a tax provision of $21.9 million and $38.5 million, respectively, which represents effective tax rates of 38.1% and 38.0%, respectively. The effective tax rates exceed the federal statutory rate of 35.0% due principally to the effect of state income taxes.
HSNi had substantive discussions with the IRS regarding the 2008 and subsequent tax years. Based on these discussions, it is reasonably possible that we will reach a favorable resolution with the IRS.  While we cannot be certain of the outcome of our discussions, the possible resolution of this matter may have a favorable impact on our effective tax rate in the second half of 2013. The estimated range of the possible reduction in income tax provision for 2013 is $0 to $5 million.
Discontinued Operations
Discontinued operations in the accompanying consolidated statements of operations include Smith+Noble and The Territory Ahead, two brands that were divested from the Cornerstone portfolio in May 2012 and July 2012, respectively.

Liquidity and Capital Resources
As of June 30, 2013, HSNi had $92.0 million of cash and cash equivalents compared to $222.1 million as of December 31, 2012 and $181.3 million as of June 30, 2012.
Net cash provided by operating activities attributable to continuing operations for the six months ended June 30, 2013 was $31.4 million compared to a use of $3.0 million in the prior year period, an improvement of $34.4 million primarily due to improved operating performance and changes in working capital. Working capital improved primarily from the conversion of inventory to cash as a result of the increase in sales.  This impact was partially offset by an increase in income tax payments due to timing.
Net cash used in investing activities attributable to continuing operations for the six months ended June 30, 2013 was $22.7 million for capital expenditures. The capital expenditures were primarily at HSN and were for investments in information technology, facilities and digital-related initiatives.
Net cash used in financing activities attributable to continuing operations for the six months ended June 30, 2013 was $138.6 million. HSNi repaid $3.1 million of its term loan during the second quarter of 2013. HSNi paid $112.7 million for approximately 2.1 million shares of common stock repurchased during the first half of 2013. HSNi also paid two cash dividends of $0.18 per common share resulting in payments totaling $19.5 million. HSNi had a cash inflow of $3.3 million from the proceeds of stock option exercises and a cash outflow of $11.9 million used to cover withholding taxes for our stock-based awards. Additionally, HSNi had an inflow of $5.3 million for excess tax benefits from stock-based awards. This decreased from the inflow of $15.2 million in the prior period primarily due to a lower volume of stock-based awards vested or exercised in the first six months of 2013.

HSNi's $600 million Credit Agreement is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of the voting equity securities of HSNi's first-tier foreign subsidiaries. This Credit Agreement replaced the credit agreement that was set to expire in July 2013. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million delayed draw term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. HSNi drew $250 million from its term loan on July 31, 2012 to fund the redemption of the $240 million of 11.25% Senior Notes due 2016. As of June 30, 2013, the balance of the term loan was $246.9 million.
The Credit Agreement contains various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of June 30, 2013, with a leverage ratio of 0.77x and an interest coverage ratio of 43.21x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of June 30, 2013 was 1.70%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $30.1 million as of June 30, 2013. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of June 30, 2013, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $319.9 million.
To reduce our future exposure to rising interest rates under our credit facility, we entered into a forward-starting swap in December 2012 that effectively converts $187.5 million of our variable rate term loan to a fixed-rate basis beginning January 2014 through April 2017. For additional information related to our interest rate swap, refer to Note 7 of Notes to Consolidated Financial Statements.
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

On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and the actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the six months ended June 30, 2013, HSNi repurchased approximately 2.2 million shares at a cost of $115.1 million, or an average cost of $53.43 per share. As of June 30, 2013, approximately 1.6 million shares remained authorized for repurchase under the program.
Effective August 1, 2013, HSNi's Board of Directors approved a cash dividend of $0.18 per common share. The dividend will be paid on September 18, 2013 to HSNi's record holders as of September 4, 2013.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2013. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
In the ordinary course of business, we are involved in various legal matters arising out of our operations. These matters may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, product recalls, regulatory compliance and other claims. As of the date of this filing, we are not a party to any legal proceedings that are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows; however, litigation matters are subject to inherent uncertainties and the results of these matters cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. Moreover, any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
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
For the quarter ended ended June 30, 2013, we repurchased approximately 0.9 million shares at an average price of $52.95 per share. Below is a summary of our common stock repurchases during the second quarter of 2013, as well as the number of shares still available for purchase as of June 30, 2013:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2013 - April 30, 2013	714,518	$52.83	714,518	1,820,055
May 1, 2013 - May 31, 2013	119,940	$53.46	119,940	1,700,115
June 1, 2013 - June 30, 2013	106,400	$53.19	106,400	1,593,715
	940,858	$52.95	940,858

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Consolidated Balance Sheets as of June 30, 2013, December 31, 2012 and June 30, 2012, (iv) Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2013 and Year Ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2013	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)