Form 10-Q
period 2013-09-30
HSN, Inc.
filed 2013-11-06
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
As of November 5, 2013, the registrant had 52,881,489 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$798,890	$778,769	$2,384,147	$2,283,864
Cost of sales	510,300	493,253	1,506,633	1,437,986
Gross profit	288,590	285,516	877,514	845,878
Operating expenses:
Selling and marketing	165,395	163,169	504,812	481,351
General and administrative	51,708	63,341	157,495	170,364
Depreciation and amortization	10,402	9,694	30,305	28,250
Total operating expenses	227,505	236,204	692,612	679,965
Operating income	61,085	49,312	184,902	165,913
Other income (expense):
Interest income	48	59	150	313
Interest expense	(1,673)	(3,738)	(5,078)	(18,858)
Loss on debt extinguishment	—	(18,309)	—	(18,627)
Total other expense, net	(1,625)	(21,988)	(4,928)	(37,172)
Income from continuing operations before income taxes	59,460	27,324	179,974	128,741
Income tax provision	(17,408)	(9,766)	(63,098)	(48,284)
Income from continuing operations	42,052	17,558	116,876	80,457
Income (loss) from discontinued operations, net of tax	—	128	—	(5,854)
Net income	$42,052	$17,686	$116,876	$74,603

Income from continuing operations per share:
Basic	$0.79	$0.32	$2.17	$1.41
Diluted	$0.77	$0.31	$2.12	$1.37
Net income per share:
Basic	$0.79	$0.32	$2.17	$1.31
Diluted	$0.77	$0.31	$2.12	$1.27
Shares used in computing earnings per share:
Basic	53,234	55,476	53,849	56,913
Diluted	54,379	57,085	55,123	58,524
Dividends declared per share	$0.18	$0.125	$0.54	$0.375

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$42,052	$17,686	$116,876	$74,603
Other comprehensive (loss) income:
Change in fair value of derivative instrument, net of tax	(751)	—	867	—
Other comprehensive (loss) income, net of tax	(751)	—	867	—
Comprehensive income	$41,301	$17,686	$117,743	$74,603

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,	September 30,
	2013	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$108,251	$222,092	$129,938
Accounts receivable, net of allowance of $13,456, $14,537 and $11,840, respectively	192,931	249,890	178,144
Inventories	383,144	330,936	391,316
Deferred income taxes	29,560	27,603	22,640
Prepaid expenses and other current assets	59,216	46,172	54,022
Total current assets	773,102	876,693	776,060
Property and equipment, net	170,903	171,303	159,026
Intangible assets, net	265,761	266,876	267,466
Goodwill	9,858	9,858	9,858
Other non-current assets	6,692	7,222	6,753
TOTAL ASSETS	$1,226,316	$1,331,952	$1,219,163
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$228,296	$267,061	$233,904
Current maturities of long-term debt	12,500	9,375	6,250
Accrued expenses and other current liabilities	171,114	215,389	170,951
Total current liabilities	411,910	491,825	411,105
Long-term debt, less current maturities	231,250	240,625	243,750
Deferred income taxes	89,893	79,002	76,051
Other long-term liabilities	11,619	15,986	15,716
Total liabilities	744,672	827,438	746,622
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 53,015,019, 54,853,684 and 54,820,212 issued shares at September 30, 2013, December 31, 2012 and September 30, 2012, respectively	531	549	548
Additional paid-in capital	1,824,165	1,964,760	1,988,389
Accumulated deficit	(1,343,448)	(1,460,324)	(1,516,396)
Accumulated other comprehensive income (loss)	396	(471)	—
Total shareholders’ equity	481,644	504,514	472,541
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,226,316	$1,331,952	$1,219,163

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	—	$—	58,414	$584	$2,180,112	$(1,590,999)	$—	$589,697
Net income	—	—	—	—	—	130,675	—	130,675
Other comprehensive loss	—	—	—	—	—	—	(471)	(471)
Stock-based compensation expense for equity awards	—	—	—	—	14,440	—	—	14,440
Cash dividend declared on common stock	—	—	—	—	(31,049)	—	—	(31,049)
Issuance of common stock from stock-based compensation awards, including tax benefit of $18,900	—	—	1,901	19	21,797	—	—	21,816
Repurchases of common stock	—	—	(5,461)	(54)	(220,540)	—	—	(220,594)
Balance as of December 31, 2012	—	—	54,854	549	1,964,760	(1,460,324)	(471)	504,514
Net income	—	—	—	—	—	116,876	—	116,876
Other comprehensive income	—	—	—	—	—	—	867	867
Stock-based compensation expense for equity awards	—	—	—	—	10,279	—	—	10,279
Cash dividend declared on common stock	—	—	—	—	(29,046)	—	—	(29,046)
Issuance of common stock from stock-based compensation awards, including tax benefit of $7,090	—	—	708	7	15,172	—	—	15,179
Repurchases of common stock	—	—	(2,547)	(25)	(137,000)	—	—	(137,025)
Balance as of September 30, 2013	—	$—	53,015	$531	$1,824,165	$(1,343,448)	$396	$481,644

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities attributable to continuing operations:
Net income	$116,876	$74,603
Loss from discontinued operations, net of tax	—	(5,854)
Income from continuing operations	116,876	80,457
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization	30,305	28,250
Stock-based compensation expense	10,279	15,278
Loss on debt extinguishment	—	18,627
Amortization of debt issuance costs	847	1,491
Loss on disposition of fixed assets	1,069	449
Deferred income taxes	8,412	(418)
Bad debt expense	15,001	16,547
Excess tax benefits from stock-based awards	(7,754)	(16,162)
Other	—	42
Changes in current assets and liabilities:
Accounts receivable	41,745	27,182
Inventories	(52,208)	(96,497)
Prepaid expenses and other assets	(12,725)	(10,819)
Accounts payable, accrued expenses and other current liabilities	(56,698)	(59,322)
Net cash provided by operating activities attributable to continuing operations	95,149	5,105
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(34,088)	(28,230)
Acquisition of business, net of cash received	—	(22,875)
Proceeds received on sale of subsidiary	—	6,580
Net cash used in investing activities attributable to continuing operations	(34,088)	(44,525)
Cash flows from financing activities attributable to continuing operations:
Redemption of Senior Notes	—	(253,500)
Borrowing under term loan	—	250,000
Repayment of long-term debt	(6,250)	—
Payments of debt issuance costs	—	(4,607)
Repurchase of common stock	(137,025)	(184,652)
Cash dividends paid	(29,046)	(21,272)
Proceeds from issuance of common stock	5,886	6,357
Tax withholdings related to stock-based awards	(13,897)	(15,482)
Excess tax benefits from stock-based awards	7,754	16,162
Payment of contingent consideration obligation	(2,172)	—
Net cash used in financing activities attributable to continuing operations	(174,750)	(206,994)
Total cash used in continuing operations	(113,689)	(246,414)
Cash flows from discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(152)	(5,294)
Net cash used in investing activities attributable to discontinued operations	—	(162)
Total cash used in discontinued operations	(152)	(5,456)
Net decrease in cash and cash equivalents	(113,841)	(251,870)
Cash and cash equivalents at beginning of period	222,092	381,808
Cash and cash equivalents at end of period	$108,251	$129,938

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
Reclassifications
Reclassifications were made to prior period amounts within the operating activities section in the consolidated statements of cash flows to conform to the current year's presentation.
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

Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the impairment of intangible assets; the annual expected effective tax rate, the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of incentive compensation and contingent consideration.
NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2013	2012	2012
Capitalized software	$211,145	$196,529	$201,513
Computer and broadcast equipment	86,209	83,038	95,176
Buildings and leasehold improvements	101,316	98,241	96,180
Furniture and other equipment	82,170	79,748	78,918
Projects in progress	8,666	18,494	7,677
Land and land improvements	10,312	10,734	10,646
	499,818	486,784	490,110
Less: accumulated depreciation and amortization	(328,915)	(315,481)	(331,084)
Total property and equipment, net	$170,903	$171,303	$159,026

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$57,136	$17,426	$74,562	$56,790	$14,969	$71,759
Stock-based compensation expense	(2,128)	(896)	(3,024)	(2,771)	(1,857)	(4,628)
Depreciation and amortization	(7,368)	(3,034)	(10,402)	(6,665)	(3,029)	(9,694)
Sales tax settlement	—	—	—	—	(7,750)	(7,750)
Loss on disposition of fixed assets	(10)	(41)	(51)	(374)	(1)	(375)
Operating income	$47,630	$13,455	61,085	$46,980	$2,332	49,312
Total other expense, net			(1,625)			(21,988)
Income from continuing operations before income taxes			59,460			27,324
Income tax provision			(17,408)			(9,766)
Income from continuing operations			42,052			17,558
Income from discontinued operations, net of tax			—			128
Net income			$42,052			$17,686

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$173,205	$53,350	$226,555	$166,821	$50,819	$217,640
Stock-based compensation expense	(7,712)	(2,567)	(10,279)	(8,810)	(6,468)	(15,278)
Depreciation and amortization	(21,226)	(9,079)	(30,305)	(19,839)	(8,411)	(28,250)
Sales tax settlement	—	—	—	—	(7,750)	(7,750)
Loss on disposition of fixed assets	(1,028)	(41)	(1,069)	(418)	(31)	(449)
Operating income	$143,239	$41,663	184,902	$137,754	$28,159	165,913
Total other expense, net			(4,928)			(37,172)
Income from continuing operations before income taxes			179,974			128,741
Income tax provision			(63,098)			(48,284)
Income from continuing operations			116,876			80,457
Loss from discontinued operations, net of tax			—			(5,854)
Net income			$116,876			$74,603

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales:
HSN	$538,639	$537,393	$1,614,949	$1,581,268
Cornerstone	260,251	241,376	769,198	702,596
Total	$798,890	$778,769	$2,384,147	$2,283,864

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss):
Continuing operations	$42,052	$17,558	$116,876	$80,457
Discontinued operations	—	128	—	(5,854)
Net income	$42,052	$17,686	$116,876	$74,603

Weighted average number of shares outstanding:
Basic	53,234	55,476	53,849	56,913
Dilutive effect of stock-based compensation awards	1,145	1,609	1,274	1,611
Diluted	54,379	57,085	55,123	58,524

Net income (loss) per share - basic:
Continuing operations	$0.79	$0.32	$2.17	$1.41
Discontinued operations	—	—	—	(0.10)
Net income	$0.79	$0.32	$2.17	$1.31

Net income (loss) per share - diluted:
Continuing operations	$0.77	$0.31	$2.12	$1.37
Discontinued operations	—	—	—	(0.10)
Net income	$0.77	$0.31	$2.12	$1.27

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	431	731	432	807

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2013	2012	2012
Secured credit agreement expiring April 24, 2017:
Term loan	$243,750	$250,000	$250,000
Revolving credit facility	—	—	—
Total long-term debt	243,750	250,000	250,000
Less: current maturities	(12,500)	(9,375)	(6,250)
Long-term debt, less current maturities	$231,250	$240,625	$243,750

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of September 30, 2013 with a leverage ratio of 0.75x and an interest coverage ratio of 58.72x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. Dividend payments, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of September 30, 2013 was 1.68%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $36.7 million as of September 30, 2013. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of September 30, 2013, the amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and the outstanding letters of credit, was approximately $313.3 million. As of September 30, 2013, there was no outstanding balance due under the revolving credit facility.
On July 28, 2008, HSNi issued $240 million of 11.25% senior notes due 2016 (the “Senior Notes”). The Senior Notes were fully redeemed on August 1, 2012 for $253.5 million, or 105.625% of the principal amount, plus accrued and unpaid interest to the redemption date, at which time the Senior Notes were no longer deemed to be outstanding, interest ceased to accrue thereon and all rights of the holders of the Senior Notes ceased to exist, except for the right to receive the redemption price. HSNi drew $250 million from its term loan on July 31, 2012 and used its cash on hand to fund the redemption. HSNi reported approximately $18.3 million in pre-tax charges associated with redemption of the Senior Notes in the quarter ended September 30, 2012. These charges resulted from the redemption premium of $13.5 million and $4.8 million related to the write-off of unamortized issuance costs and original issue discount.

NOTE 7—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of September 30, 2013. The interest rate swap takes effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized directly to earnings in the consolidated statement of operations. The change in fair value of the interest rate swap for the three and nine months ended September 30, 2013 was a loss of $0.8 million and a gain of $0.9 million, respectively, net of tax, and were included in other comprehensive (loss) income. See Note 8 for discussion of the fair value measurements concerning this interest rate swap.

As of September 30, 2013, the fair value of the interest rate swap was an asset of $0.6 million and was recorded in "Other non-current assets" in the consolidated balance sheets. As of December 31, 2012, the fair value of the interest rate swap was a liability of $0.8 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets. As of September 30, 2013, HSNi estimates that approximately $0.8 million of unrealized losses included in accumulated other comprehensive income related to this swap will be realized and reported in earnings within the next twelve months.

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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	September 30, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$635	$—	$635	$—

	December 31, 2012
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$755	$—	$755	$—
HSNi's interest rate swap was carried on the balance sheet at fair value as of September 30, 2013 and December 31, 2012. The swap was entered into in December 2012 for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. Because this swap is not actively traded, the fair value was based on a valuation model. Interest rate yield curves and credit spreads are the significant inputs included in the valuation model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.
The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	September 30, 2013
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$243,750	$243,750	$—	$243,750	$—

	December 31, 2012
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$250,000	$250,000	$—	$250,000	$—

	September 30, 2012
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$250,000	$250,000	$—	$250,000	$—

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
HSNi measures certain assets, such as property and equipment and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the nine months ended September 30, 2013 and 2012, there were no assets, other than The Territory Ahead disposal group, that were required to be recorded at fair value as no impairment indicators were present.
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
For the three and nine months ended September 30, 2013, HSNi recorded a tax provision of $17.4 million and $63.1 million, respectively, which represents effective tax rates of 29.3% and 35.1%, respectively. For the three and nine months ended September 30, 2012, HSNi recorded a tax provision of $9.8 million and $48.3 million, respectively, which represents effective tax rates of 35.7% and 37.5%, respectively. The change in the effective tax rates from the prior periods was primarily due to discrete tax benefits of $3.7 million realized in the current quarter.
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

The IRS has substantially completed its review of the IAC consolidated tax returns for the years ended December 31, 2001 through 2008, which includes the operations of HSNi. The settlement for these years has been submitted to and approved by the Joint Committee on Taxation. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with 2006. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal and state tax returns prepared and filed by IAC prior to the spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.
NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Selling and marketing	$818	$932	$2,674	$2,744
General and administrative	2,206	3,696	7,605	12,534
Stock-based compensation expense before income taxes	3,024	4,628	10,279	15,278
Income tax benefit	(1,108)	(1,574)	(3,697)	(5,220)
Stock-based compensation expense after income taxes	$1,916	$3,054	$6,582	$10,058

As of September 30, 2013, there was approximately $25.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.6 years.
The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of September 30, 2013, there were approximately 2.7 million shares of common stock available for grants under the Plan.
HSNi can grant restricted stock units ("RSUs"), market stock units ("MSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time as the underlying RSUs once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes for the nine months ended September 30, 2013 and 2012 were $13.9 million and $15.5 million, respectively.
A summary of the stock-based awards granted during the nine months ended September 30, 2013 is as follows:

	Nine Months Ended September 30, 2013
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	346,301	$22.57
Restricted stock units	200,940	$58.31
Market stock units	100,723	$82.67
Employee stock purchase plan options	43,521	$11.75

The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the SARs are estimated on the grant date using the Black-Scholes option pricing model. The fair values of the MSUs were measured on the grant date by applying a Monte Carlo simulation pricing model. The weighted average assumptions used in each valuation model for the nine months ended September 30, 2013 are as follows:

	Nine Months Ended September 30, 2013
	Monte Carlo	Black-Scholes
	Market Stock Units	Stock Appreciation Rights	Employee Stock Purchase Plan Options
Volatility factor	39.7%	49.1%	23.4%
Risk-free interest rate	1.00%	0.85%	0.10%
Expected term	4.0	4.8	0.5
Dividend yield	1.1%	1.2%	1.3%
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
During the third quarter of 2013, HSNi granted MSUs to its Chief Executive Officer based upon the total shareholder return of HSNi's common stock over a three years and five years period. Payout percentages range between 0% and 200% of the target award depending on the awards' market condition, the future price of HSNi's stock. The fair values of the MSUs were $8.3 million and were measured on the grant date by applying a Monte Carlo simulation pricing model which estimates the potential outcome of reaching the market condition based on simulated future stock prices and is recognized over the performance period.
NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the nine months ended September 30, 2013, HSNi acquired under the program approximately 2.5 million shares of its outstanding common stock for $137.0 million at an average price of $53.79. For the nine months ended September 30, 2012, HSNi acquired under the program approximately 4.8 million shares of its outstanding common stock for $187.4 million at an average price of $39.15. As of September 30, 2013, approximately 1.2 million shares remained authorized for repurchase under the plan.

Shares repurchased pursuant to HSNi’s share repurchase program are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders’ equity. HSNi’s accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its capital surplus for the excess of the repurchase price over the par value. Since the inception of its share repurchase program in September 2011, HSNi has had an accumulated deficit balance; therefore, the excess over the par value has been applied to additional paid-in capital. Once HSNi has retained earnings, the excess will be charged entirely to retained earnings.
Dividend Policy
Effective August 1, 2013, HSNi's Board of Directors approved a quarterly cash dividend of $0.18 per common share. The dividend was paid on September 18, 2013 to HSNi's shareholders of record as of September 4, 2013.
Effective November 6, 2013, HSNi's Board of Directors approved a quarterly cash dividend of $0.25 per common share. This represents an increase over the prior quarterly dividend of 39% or $.07 per common share. The dividend will be paid on December 18, 2013 to HSNi's shareholders of record as of December 4, 2013.

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

The following table reflects the results of HSNi's discontinued operations for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$—	$—	$—	$40,153
Income (loss) from discontinued operations	$—	$228	$—	$(9,398)
Income tax (expense) benefit	—	(100)	—	3,544
Income (loss) from discontinued operations, net of tax	$—	$128	$—	$(5,854)

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
Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2012 and the following:

•	our ability to attract new and retain existing customers in a cost-effective manner;

•	changes in our relationships with pay television operators, vendors, manufacturers and other third parties;

•	the influence of the macroeconomic environment and its impact on consumer confidence and spending levels;

•	changes in product shipping and handling costs particularly if we are unable to offset them;

•	any technological or regulatory developments that could negatively impact the way we do business, including developments requiring us to collect and remit state and local sales and use taxes;

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

Results of Operations
Net Sales
Net sales primarily relate to the sale of merchandise, including shipping and handling fees, and are reduced by incentive discounts and actual and estimated sales returns. Sales taxes collected are not included in net sales. Digital sales include sales placed through our internet websites and our mobile applications, including tablets and smart phones.
Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$538,639	—%	$537,393	$1,614,949	2%	$1,581,268
Cornerstone	260,251	8%	241,376	769,198	9%	702,596
Total HSNi net sales	$798,890	3%	$778,769	$2,384,147	4%	$2,283,864

HSNi net sales in the third quarter of 2013 increased 3%, or $20.1 million, primarily due to 8% sales growth at Cornerstone. Digital sales grew 8% with penetration increasing 230 basis points to 46.5%, up from 44.2% in the prior year. The gross units shipped in the third quarter of 2013 increased 1% to 15.0 million while the average price point decreased by less than 1% to $60.33.
HSNi net sales in the nine months ended September 30, 2013 increased 4%, or $100.3 million, due to 2% sales growth at HSN and 9% sales growth at Cornerstone. Digital sales grew 9% with penetration increasing 200 basis points to 45.4%, up from 43.4% in the prior year. The number of units shipped in the first nine months of 2013 increased 6% to 43.8 million while the average price point decreased 2% to $61.84.
HSN
HSN net sales in the third quarter of 2013 were relatively unchanged at $538.6 million. Digital sales grew 7% and penetration increased 220 basis points to 36.8%, up from 34.6% in the prior year. Sales grew in home design and household, offset by lower sales in jewelry, apparel & accessories and culinary. The return rate decreased 180 basis points to 18.7% from 20.5% in the prior year primarily due to the shift in product mix to categories with historically lower return rates as well as experiencing overall lower return rates in many product categories. The gross units shipped increased 3% to 11.3 million while average price point decreased 5% to $55.70 primarily due to changes in product mix.
HSN net sales in the nine months ended September 30, 2013 increased 2%, or $33.7 million. Sales grew in home design and beauty, offset by lower sales in jewelry and culinary. Digital sales grew 7% and penetration increased 160 basis points to 36.0%, up from 34.4% in the prior year. Digital sales were tempered in the first quarter by the launch of the digital site redesign across all HSN digital platforms that occurred early in the year. The return rate decreased 60 basis points to 19.3% from 19.9% in the prior year primarily due to the shift in product mix to categories with lower return rates as well as experiencing lower return rates in many of its product categories. The gross units shipped increased 7% to 33.7 million while average price point decreased 6% to $56.68 primarily due to an increase in clearance activity and changes in product mix.
Divisional product sales mix at HSN is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Jewelry	11.6%	13.8%	12.2%	14.3%
Fashion (apparel & accessories)	14.1%	15.2%	14.9%	14.3%
Beauty & Wellness	18.3%	17.9%	19.1%	18.6%
Home & Other (including household, home design, electronics, culinary, fitness and other)	56.0%	53.1%	53.8%	52.8%
Total	100.0%	100.0%	100.0%	100.0%

Cornerstone
Cornerstone net sales in the third quarter of 2013 increased 8%, or $18.9 million. The increase in net sales was driven by sales growth in the home brands. Digital sales grew 10% with penetration increasing 100 basis points to 66.5%, up from 65.5% in the prior year. The return rate decreased 40 basis points to 13.2% due to changes in product mix. Catalog circulation increased 6% compared to the prior year.
Cornerstone net sales in the nine months ended September 30, 2013 increased 9%, or $66.6 million. The increase in net sales was driven by sales growth in the home brands. Digital sales grew 12% with penetration increasing 170 basis points to 65.3%, up from 63.6% in the prior year. The return rate decreased 60 basis points to 13.1% due to changes in product mix. Catalog circulation increased 6% compared to the prior year.
The brand mix at Cornerstone is provided in the table below (based on net sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	71.8%	67.9%	74.4%	72.2%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith) (a)	28.2%	32.1%	25.6%	27.8%
Total	100.0%	100.0%	100.0%	100.0%
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$186,240	(3)%	$191,786	$566,059	1%	$561,890
HSN gross margin percentage	34.6%	(110 bp)	35.7%	35.1%	(40 bp)	35.5%
Cornerstone	$102,350	9%	$93,730	$311,455	10%	$283,988
Cornerstone gross margin percentage	39.3%	50 bp	38.8%	40.5%	10 bp	40.4%
HSNi	$288,590	1%	$285,516	$877,514	4%	$845,878
HSNi gross margin percentage	36.1%	(60 bp)	36.7%	36.8%	(20 bp)	37.0%
bp = basis points

HSN
Gross profit for HSN in the third quarter of 2013 decreased 3%, or $5.5 million, compared to the prior year. Gross margin decreased 110 basis points to 34.6% primarily due to the product mix shift and increased promotional activity.
Gross profit for HSN in the nine months ended September 30, 2013 increased 1%, or $4.2 million, compared to the prior year. Gross margin decreased 40 basis points to 35.1% primarily due to lower shipping margins driven by an increase in shipping and handling promotions.
Cornerstone
Gross profit for Cornerstone in the third quarter of 2013 increased 9%, or $8.6 million, compared to the prior year. Gross margin increased 50 basis points to 39.3% primarily due to higher product margins. Net shipping margins also improved primarily due to lower shipping costs.
Gross profit for Cornerstone in the nine months ended September 30, 2013 increased 10%, or $27.5 million, compared to the prior year. Gross margin increased 10 basis points to 40.5% primarily due to an increase in product margins, offset by an increase in shipping and handling promotions.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$93,656	(3)%	$96,853	$287,652	1%	$283,853
As a percentage of HSN net sales	17.4%	(60 bp)	18.0%	17.8%	(20 bp)	18.0%
Cornerstone	$71,739	8%	$66,316	$217,160	10%	$197,498
As a percentage of Cornerstone net sales	27.6%	10 bp	27.5%	28.2%	10 bp	28.1%
HSNi	$165,395	1%	$163,169	$504,812	5%	$481,351
As a percentage of HSNi net sales	20.7%	(30 bp)	21.0%	21.2%	10 bp	21.1%
HSNi's selling and marketing expense in the third quarter of 2013 increased 1%, or $2.2 million, and was 20.7% of net sales compared to 21.0% in the prior year. The increase was primarily due to additional catalog costs associated with a 6% increase in Cornerstone's catalog circulation; an increase in employee-related costs; and investments in digital and brand marketing; offset by the timing of marketing events and lower on-air distribution costs at HSN.
HSNi's selling and marketing expense in the nine months ended September 30, 2013 increased 5%, or $23.5 million, and was 21.2% of net sales compared to 21.1% in the prior year. The increase was primarily due to additional catalog costs associated with a 6% increase in Cornerstone's catalog circulation; an increase in employee-related costs; and investments in digital and brand marketing, partially offset by lower on-air distribution costs at HSN.
General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$37,587	(9)%	$41,288	$113,942	(5)%	$120,444
As a percentage of HSN net sales	7.0%	(70 bp)	7.7%	7.1%	(50 bp)	7.6%
Cornerstone	$14,121	(36)%	$22,053	$43,553	(13)%	$49,920
As a percentage of Cornerstone net sales	5.4%	(370 bp)	9.1%	5.7%	(140 bp)	7.1%
HSNi	$51,708	(18)%	$63,341	$157,495	(8)%	$170,364
As a percentage of HSNi net sales	6.5%	(160 bp)	8.1%	6.6%	(90 bp)	7.5%
HSNi’s general and administrative expense in the third quarter of 2013 decreased 18%, or $11.6 million, and was 6.5% of net sales compared to 8.1% in the prior year. The decrease was primarily due to a $7.8 million sales tax settlement at Cornerstone that occurred in the prior year and lower bad debt expense related to HSN's Flexpay program in the current year. Additionally, there was an increase in severance-related costs and a decrease in stock-based compensation expense.
HSNi’s general and administrative expense in the nine months ended September 30, 2013 decreased 8%, or $12.9 million, and was 6.6% of net sales compared to 7.5% in the prior year. The decrease in expense was primarily due to a $7.8 million sales tax settlement at Cornerstone that occurred in the prior year and lower bad debt expense related to HSN's Flexpay program, partially offset by an increase in employee-related costs and the incremental expenses from the addition of Chasing Fireflies to the portfolio in April 2012. Additionally, there was an increase in severance-related costs that was offset by a decrease in stock-based compensation expense.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,367	11%	$6,665	$21,226	7%	$19,839
Cornerstone	3,035	—%	3,029	9,079	8%	8,411
HSNi	$10,402	7%	$9,694	$30,305	7%	$28,250
As a percentage of HSNi net sales	1.3%	10 bp	1.2%	1.3%	10 bp	1.2%

Depreciation and amortization in the third quarter of 2013 increased 7%, or $0.7 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures. Depreciation and amortization for the nine months ended September 30, 2013 increased 7%, or $2.1 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures and the amortization of intangibles acquired in the second quarter of 2012 related to the Chasing Fireflies acquisition.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$57,136	1%	$56,790	$173,205	4%	$166,821
As a percentage of HSN net sales	10.6%	0 bp	10.6%	10.7%	20 bp	10.5%
Cornerstone	$17,426	16%	$14,969	$53,350	5%	$50,819
As a percentage of Cornerstone net sales	6.7%	50 bp	6.2%	6.9%	(30 bp)	7.2%
HSNi	$74,562	4%	$71,759	$226,555	4%	$217,640
As a percentage of HSNi net sales	9.3%	10 bp	9.2%	9.5%	0 bp	9.5%
HSNi's Adjusted EBITDA in the third quarter of 2013 increased 4%, or $2.8 million, and was 9.3% of net sales compared to 9.2% in the prior year. The increase in Adjusted EBITDA was mainly due to a 3% increase in net sales, partially offset by a 60 basis point decline in gross margin. HSN's Adjusted EBITDA increased 1%, or $0.3 million, primarily due to a 4% decrease in operating expenses (excluding non-cash charges), offset by a 110 basis point decline in gross margin. The decrease in operating expenses is primarily due to the timing of marketing events, lower bad debt expense related to the Flexpay program and lower on-air distribution costs, partially offset by an increase in employee-related costs and digital marketing expense. Cornerstone's Adjusted EBITDA increased 16%, or $2.5 million, primarily due to the 8% increase in net sales and 50 basis point improvement in gross margin, partially offset by an 8% increase in operating expenses (excluding non-cash charges and a $7.8 million sales tax settlement in the prior year) primarily for catalog production and distribution costs.
HSNi's Adjusted EBITDA in the nine months ended September 30, 2013 increased 4%, or $8.9 million, and remained flat as a percentage of net sales at 9.5%. The increase in Adjusted EBITDA was due to a 4% increase in net sales, partially offset by a 4% increase in operating expenses (excluding non-cash charges and $7.8 million sales tax settlement in the prior year). HSN's Adjusted EBITDA increased 4%, or $6.4 million, primarily due to a 2% increase in net sales, partially offset by a 40 basis point decline in gross margin. Cornerstone's Adjusted EBITDA increased 5%, or $2.5 million, primarily due to a 9% increase in net sales, partially offset by an 11% increase in operating expenses (excluding non-cash charges and a $7.8 million sales tax settlement in the prior year). The increase in operating expenses was largely due to catalog production and distribution costs; employee-related costs; and the incremental expenses from the addition of Chasing Fireflies to the portfolio in April 2012.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
HSN	$47,630	1%	$46,980	$143,239	4%	$137,754
As a percentage of HSN net sales	8.8%	10 bp	8.7%	8.9%	20 bp	8.7%
Cornerstone	$13,455	477%	$2,332	$41,663	48%	$28,159
As a percentage of Cornerstone net sales	5.2%	420 bp	1.0%	5.4%	140 bp	4.0%
HSNi	$61,085	24%	$49,312	$184,902	11%	$165,913
As a percentage of HSNi net sales	7.6%	130 bp	6.3%	7.8%	50 bp	7.3%
HSNi's operating income in the third quarter of 2013 increased 24%, or $11.8 million, and was 7.6% of net sales compared to 6.3% in the prior year. The increase was primarily due to a 3% increase in net sales and a 4% decrease in operating expenses, partially offset by a 60 basis point decrease in gross margin. The decrease in operating expenses was primarily due to a $7.8 million sales tax settlement at Cornerstone in the prior year and the timing of marketing programs at HSN, partially offset by an increase in catalog costs at Cornerstone, employee-related costs, and investments in digital marketing.
HSNi's operating income in the nine months ended September 30, 2013 increased 11%, or $19.0 million, and was 7.8% of net sales compared to 7.3% in the prior year. The increase was primarily due to a 4% increase in net sales, partially offset by a 2% increase in operating expenses. Operating expenses increased primarily for Cornerstone's catalog circulation, employee-related costs, digital marketing and the incremental expenses from the addition of Chasing Fireflies, partially offset by a $7.8 million sales tax settlement in the prior year.
Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	Change	2012	2013	Change	2012
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$48	(19)%	$59	$150	(52)%	$313
Interest expense	(1,673)	(55)%	(3,738)	(5,078)	(73)%	(18,858)
Loss on debt extinguishment	—	(100)%	(18,309)	—	(100)%	(18,627)
Total other expense, net	$(1,625)	(93)%	$(21,988)	$(4,928)	(87)%	$(37,172)
As a percentage of HSNi net sales	0.2%	(260 bp)	2.8%	0.2%	(140 bp)	1.6%

Interest Expense

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
Income Tax Provision
For the three and nine months ended September 30, 2013, HSNi recorded a tax provision of $17.4 million and $63.1 million, respectively, which represents effective tax rates of 29.3% and 35.1%, respectively. For the three and nine months ended September 30, 2012, HSNi recorded a tax provision of $9.8 million and $48.3 million, respectively, which represents effective tax rates of 35.7% and 37.5%, respectively. The change in the effective tax rates from the prior periods was primarily due to discrete tax benefits of $3.7 million realized in the current quarter.  Excluding the impact of these items, the third quarter effective tax rate for continuing operations would have been 35.5%. HSNi expect its annual 2013 effective tax rate to be approximately 36%.
Discontinued Operations
Discontinued operations in the accompanying consolidated statements of operations include Smith+Noble and The Territory Ahead, two brands that were divested from the Cornerstone portfolio in May 2012 and July 2012, respectively.
Liquidity and Capital Resources
As of September 30, 2013, HSNi had $108.3 million of cash and cash equivalents compared to $222.1 million as of December 31, 2012 and $129.9 million as of September 30, 2012.
Net cash provided by operating activities attributable to continuing operations for the nine months ended September 30, 2013 was $95.1 million compared to $5.1 million in the prior year period, an improvement of $90.0 million primarily due to improved operating performance and changes in working capital. Cash used to fund inventory decreased compared to prior year due to lower inventory receipts and an increase in sales. Working capital was also positively impacted by the cash collected from HSN's Flexpay program. HSN had significantly increased its Flexpay offerings in the fourth quarter of 2012 resulting in the increase in cash collected during the current year.
Net cash used in investing activities attributable to continuing operations for the nine months ended September 30, 2013 was $34.1 million for capital expenditures. The capital expenditures were primarily at HSN and were for investments in information technology, facilities and digital-related initiatives.
Net cash used in financing activities attributable to continuing operations for the nine months ended September 30, 2013 was $174.8 million. HSNi paid $137.0 million for approximately 2.5 million shares of common stock repurchased during the nine months ended September 30, 2013. HSNi also paid three cash dividends of $0.18 per common share resulting in payments totaling $29.0 million. HSNi repaid $6.3 million of its term loan during 2013. HSNi had a cash inflow of $5.9 million from the proceeds of stock option exercises and a cash outflow of $13.9 million used to cover withholding taxes for stock-based awards. Additionally, HSNi had an inflow of $7.8 million for excess tax benefits from stock-based awards. This decreased from the inflow of $16.2 million in the prior period primarily due to a lower volume of stock-based awards that vested or were exercised in the nine months ended September 30, 2013.

HSNi's $600 million Credit Agreement is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of the voting equity securities of HSNi's first-tier foreign subsidiaries. This Credit Agreement replaced the credit agreement that was set to expire in July 2013. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million delayed draw term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. HSNi drew $250 million from its term loan on July 31, 2012 to fund the redemption of the $240 million of 11.25% Senior Notes due 2016. As of September 30, 2013, the balance of the term loan was $243.8 million.
The Credit Agreement contains various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of September 30, 2013, with a leverage ratio of 0.75x and an interest coverage ratio of 58.72x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of September 30, 2013 was 1.68%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $36.7 million as of September 30, 2013. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of September 30, 2013, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $313.3 million.
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
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and the actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the nine months ended September 30, 2013, HSNi repurchased approximately 2.5 million shares at a cost of $137.0 million, or an average cost of $53.79 per share. As of September 30, 2013, approximately 1.2 million shares remained authorized for repurchase under the program.
Effective November 6, 2013, HSNi's Board of Directors approved a cash dividend of $0.25 per common share. This represents an increase over the prior quarterly dividend of 39% or $0.07 per common share. The dividend will be paid on December 18, 2013 to HSNi's record holders as of December 4, 2013.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2013. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For the quarter ended September 30, 2013, we repurchased approximately 0.4 million shares at an average price of $55.79 per share. Below is a summary of our common stock repurchases during the third quarter of 2013, as well as the number of shares still available for purchase as of September 30, 2013:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2013 - July 31, 2013	32,400	$54.31	32,400	1,561,315
August 1, 2013 - August 31, 2013	262,904	$56.63	262,904	1,298,411
September 1, 2013 - September 30, 2013	97,652	$54.03	97,652	1,200,759
	392,956	$55.79	392,956

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

10.1	Form of Deferred Restricted Stock Unit Agreement *	Filed herewith

10.2	Form of Market Stock Unit Agreement *	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (iii) Consolidated Balance Sheets as of September 30, 2013, December 31, 2012 and September 30, 2012, (iv) Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2013 and Year Ended December 31, 2012, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2013	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)