Form 10-K
period 2013-12-31
HSN, Inc.
filed 2014-02-20
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-K
 ______________________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates as of June 30, 2013 (the registrant’s most recently completed second fiscal quarter), was $1,759,570,690 (based on a closing price of $53.72 per share for the registrant’s common stock on the NASDAQ Global Select Market).
As of February 18, 2014, the registrant had 53,122,005 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2013 fiscal year end are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” and the following:

•	the influence of the macroeconomic environment and its impact on consumer confidence and spending levels;

•	changes in our relationships with pay television operators, vendors, manufacturers and other third parties;

•	changes in product shipping promotions or delivery costs particularly if we are unable to offset them;

•	any technological or regulatory developments that could negatively impact the way we do business, including developments requiring us to collect and remit state and local sales and use taxes;

•
risks associated with possible systems failures and/or security breaches, including, any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to HSNi in the event of such a breach;

•	HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective; and

•	our ability to offer new or alternative products and services through various platforms in a cost effective manner and consumer acceptance of these products and services;

•	risks associated with acquisitions including the ability to successfully integrate new businesses and achieve expected benefits and results;

•	the loss of any key member of our senior management team.
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
Business Overview
HSNi is an interactive multi-channel retailer offering customers innovative and differentiated experiences through various platforms including television, online, mobile, catalogs and in retail and outlet stores through the eight brands of its two operating segments, HSN and Cornerstone.
HSN is an interactive entertainment and lifestyle retailer offering a curated assortment of exclusive products and top brand names to its customers primarily through television home shopping programming on the HSN television networks, through its business-to-consumer digital commerce site HSN.com, through mobile applications and through its outlet stores. HSN incorporates entertainment, inspiration and personalities to provide an entirely unique shopping experience.
Cornerstone is comprised of interactive, aspirational home and apparel lifestyle brands, including Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith. Cornerstone operates eight separate e-commerce sites, distributes approximately 320 million catalogs annually and operates 10 retail and outlet stores. For financial information about our operating segments, please refer to Note 6 to our audited consolidated financial statements, as well as to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which are included elsewhere in this document.
Our principal offices are located at 1 HSN Drive, St. Petersburg, Florida 33729 and our main telephone number is 727-872-1000. Our website is located at http://www.hsni.com.
History
HSNi’s predecessor company began broadcasting television home shopping programming from its studios in St. Petersburg, Florida in 1981 and, by 1985, was broadcasting this programming through a national network of cable and local television stations 24 hours a day, seven days a week. The company continued to broaden its national distribution network through a combination of cable, satellite and broadcast systems and, as of December 31, 2013, the HSN television networks reached approximately 95.0 million residential homes in the United States.
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
HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp, or IAC. HSNi was formed to hold HSN and Cornerstone, the businesses that previously comprised most of IAC’s retailing segment. The spin-off from IAC (the "Spin-off") occurred on August 20, 2008 and, in connection with the Spin-off, HSNi's shares began trading on the NASDAQ Global Select Market under the symbol "HSNI."
In early 2012, the Company initiated efforts to strengthen its portfolio of aspirational home and apparel lifestyle catalog brands. This resulted in the acquisition of Chasing Fireflies, LLC, a leading direct-to-consumer premium children's and family's lifestyle brand, in April 2012. This was followed by the divestitures of Smith+Noble, a brand specializing in window treatments, in May 2012 and The Territory Ahead, a brand specializing in casual apparel for men and women, in July 2012.
What We Do
HSNi markets and sells a wide range of third party and proprietary private label merchandise directly to consumers through HSN, which includes the HSN television networks and digital platforms, including mobile, as well as through Cornerstone’s portfolio of catalogs and digital platforms, including mobile.

HSNi is committed to providing customers with an evolving variety of quality products at reasonable prices and from brands that resonate with its customers. Products offered through HSN include jewelry, fashion (apparel & accessories), beauty & health, and home & other (including household, home design, electronics, culinary and other). Featured products include proprietary label products and third party-branded products, some of which are produced exclusively for HSN, as well as merchandise generally available through other retailers. Cornerstone primarily offers home and outdoor furnishings, in addition to women and children's apparel with the majority produced exclusively for its Cornerstone brands.
HSN
Overview
HSN includes the HSN television networks; its related website, HSN.com; its mobile applications and a limited number of outlet stores. The HSN television network broadcasts live, customer interactive home shopping programming 24 hours a day, seven days a week. HSN2, which debuted in August 2010, is a network that primarily distributes taped programming on a limited distribution basis. HSN’s programming is intended to promote sales and customer loyalty through a combination of product quality, value and selection, coupled with product information, entertainment and interactive experiences. Programming is divided into separately televised segments, most of which have hosts who present and convey information regarding featured products, sometimes with the assistance of a celebrity, industry expert, representative from the product vendor or someone retained to aid in the sale of the products. HSN also produces entertainment such as live concerts to entertain and engage with customers and promote certain products. HSN.com is a business-to-consumer digital commerce site that sells all of the merchandise offered on the HSN television networks, together with complementary products and select merchandise sold exclusively on HSN.com. HSN provides seamless experiences across all digital platforms and optimizes each unique platform by delivering exclusive content both at HSN.com and on mobile phones and tablets, including the iPad, iPhone and Android and Windows devices. The HSN strategy is to create immersive experiences, offer differentiated products and leverage technology to build seamless relationships with its customers across all of its platforms. HSN fosters social communities as part of the HSN experience to encourage customers to share their product finds, thoughts and reviews with their friends via Facebook, Twitter, Pinterest and Instagram.
Reach
HSN produces live programming for the HSN television network primarily from its studios in St. Petersburg, Florida, and distributes this programming by means of satellite uplink facilities, which it owns and operates, to two transponders (one for the HSN high definition feed along with HSN2 and the other for the HSN standard definition feed) on the same satellite. The satellite transponders are leased on a full-time basis; one satellite transponder is leased through January 2015 and the other is leased through May 2019. Each satellite transponder lease provides for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite. HSN has also designed business continuity and disaster recovery plans intended to ensure its continued satellite transmission capability on a temporary basis in the event of inclement weather or a natural or other disaster.

As of December 31, 2013 and 2012, the HSN television networks reached approximately 95.0 million homes of the approximately 115.6 million and 114.2 million homes, respectively, in the United States with a television set. Television households reached by the HSN television networks as of December 31, 2013 and 2012 primarily include approximately 64.1 million and 64.0 million households capable of receiving cable and/or telephone company ("Telco") transmissions, respectively, and approximately 30.9 million and 31.0 million direct broadcast satellite system, or DBS, households, respectively.

Pay Television Distribution

HSN has entered into multi-year distribution and affiliation agreements with cable television, Telco and DBS operators, collectively referred to in this document as pay television operators, in the United States to carry the HSN television networks, as well as to promote the networks by carrying related commercials and distributing related marketing materials to their respective subscriber bases. HSN currently has contracts with many local and national pay television operators to distribute HSN television programming.

HSN’s larger pay television operators include Comcast, DirecTV, Echostar/DISH and Time Warner Cable.

In exchange for this carriage and related promotional and other efforts, HSN generally pays these pay television operators a fee consisting of commissions based on a percentage of the net merchandise sales to their subscriber bases and/or a per subscriber fee. In some cases, pay television operators receive additional compensation in the form of commission guarantees in exchange for their commitments to deliver a specified number of subscribers, channel placement incentives and advertising insertion time on the HSN television network.

HSN typically negotiates multi-year agreements that require HSN to pay monthly or annual fees. Distribution and affiliation agreements with pay television operators expire from time to time and renewal and negotiation processes may be lengthy. At any given time in the ordinary course of business HSN is likely to be engaged in renewal and/or negotiation processes with one or more pay television operators. In some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television network continues to be carried by the relevant pay television operator without an effective affiliation agreement in place or via month-to-month contracts. HSN expects that any extension of agreements that have expired will be on terms that, when taken as a whole, are commercially reasonable to HSN and competitive with the economics of other pay television operators.
Broadcast Television Distribution
As of December 31, 2013, HSN also had affiliation agreements with 86 broadcast television stations for leased carriage of the HSN television network with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates or commissions based on a percentage of the net merchandise sales to their viewership bases. HSNi’s subsidiary, Ventana Television, Inc. also owns 26 broadcast television stations that carry the HSN television networks on a full-time basis.
HSN.com
HSN also includes HSN.com, a transactional e-commerce site that sells merchandise offered on the HSN television networks, as well as select merchandise sold exclusively on HSN.com. HSN.com provides customers with additional content to support and enhance HSN television programming. For example, HSN.com provides users with an online program guide, value-added video of product demonstrations, live streaming video of the HSN television network, customer-generated product reviews and additional information about HSN show hosts and guest personalities. HSN.com offers customers a content-rich experience that houses more than 50,000 product and how-to videos.
Digital Distribution
HSN has applications for the iPhone, iPad and Android and Windows devices. These applications are highly video-centric, customized experiences that allow users to order merchandise, stream live video from HSN and watch previously-aired content from the network’s video library while simultaneously browsing related products. Among other things, these applications also allow customers to create their own personalized channels, select their favorite brands or categories of merchandise and compile videos focused on these preferences. Mobile devices represent our fastest growing sales channel.

Cornerstone

Cornerstone consists of a portfolio of aspirational home and apparel brands, prominent in the direct marketing and retail space, including catalog distribution and related websites. Although there is some overlap in the product offerings, the home brands are comprised of Frontgate, Ballard Designs, Grandin Road and Improvements. The apparel brands are comprised of Garnet Hill, TravelSmith and Chasing Fireflies. There are also 10 retail and outlet stores located throughout the United States.

Frontgate features premium, high quality, luxury bed, bath, kitchen, outdoor, patio, garden and pool furnishings and accessories. Ballard Designs features European‑inspired bed, bath, dining and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Grandin Road offers an affordable style assortment of products ranging from occasional furniture, accessories, holiday décor and outdoor furniture and Improvements features thousands of innovative home, patio and outdoor products.
Garnet Hill offers apparel and accessories for women and children as well as bed and bath furnishings and soft goods. TravelSmith offers travel wear for men and women and related accessories. Chasing Fireflies is a leading children's and family lifestyle brand offering keepsake-quality apparel, gifts and accessories.
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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2013 of approximately 320 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.
Cornerstone also operates websites for each of its featured brands, such as Frontgate.com, BallardDesigns.com, Chasing-Fireflies.com, GarnetHill.com, GrandinRoad.com, TravelSmith.com, Improvementscatalog.com and Wish-Works.com. These websites serve as additional storefronts for products featured in related print catalogs, as well as provide customers with additional content and product assortments to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online. In addition, a growing number of customers use mobile devices to shop the Cornerstone brands.
Supply
HSN and Cornerstone purchase products by way of short- and long-term contracts and purchase orders, including products made to their respective specifications, as well as name brand merchandise and lines from third party partners, typically with certain exclusive rights. The terms of these contracts and purchase orders vary depending upon the underlying products, the retail channel in which the products will ultimately be sold and the method of sale. In some cases, these contracts provide for the payment of additional amounts to partners in the form of commissions, the amount of which is based upon the achievement of agreed upon sales targets, among other milestones. In addition, in the case of some purchases, HSNi may have certain return, extended payment and/or termination rights. The mix and source of products generally depends upon a variety of factors, including price and availability, and HSNi manages inventory levels through periodic, ongoing analyses of anticipated and current sales. No single vendor accounted for more than 10% of HSNi’s consolidated net sales in 2013, 2012 or 2011.
Marketing and Merchandising
HSNi offers our customers a broad assortment of differentiated products in a compelling, informative and entertaining format that will inspire them to regularly engage and shop with us. For example, HSN frequently collaborates with experts from a variety of fields to present special events on the HSN television network featuring HSN products and relevant expert content. HSN has also begun producing live entertainment as a way to further engage with our customers. These events are staged at HSN’s television studios or elsewhere. Certain special events are also featured on HSN.com and HSN2 for a limited period of time following their live broadcast on the HSN television network. HSN also has integrated a gamification strategy into its e-commerce platform to promote customer loyalty and engagement. In addition, HSN.com has over 50,000 video demonstrations of products and how-to videos.

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
HSN engages in co-promotional partnerships with major media companies. These are done primarily because they offer us editorial authority while they also secure print advertising in national fashion, style and/or lifestyle publications to market HSN to prospective customers in its target demographics. HSN also engages in search engine marketing and targeted offline advertising. As part of HSN's entertainment strategy, it participates in innovative joint marketing and promotional partnerships with major motion picture companies as well as well-known recording artists. HSN also creates strategic alliances with world-class, consumer brands in an effort to reach new prospects through relevant brand integrations and occasion-based event marketing. These promotions are designed to not only generate additional revenue and create brand awareness, but to also provide unique experiences for our customers in our continued effort to drive customer engagement as well as position HSN as a proven and powerful marketing vehicle.
The Cornerstone brands differentiate themselves by offering customers an assortment of innovative proprietary and branded apparel and home products. In many cases, Cornerstone seeks to secure exclusive distribution rights for certain products. Cornerstone employs in-house designers and partners with leading manufacturers and designers to aid in the development of its unique, exclusive product assortment. The Cornerstone brands use their respective websites and e-mail marketing to promote special offers, including cross-promotions for other Cornerstone brands. In addition, Cornerstone partners with third parties to offer promotional events such as sweepstakes and/or enter into other advertising agreements.

HSNi believes that these affiliations enhance the awareness of the Cornerstone brands among consumers as well as strengthen its various brands overall.
Order Entry, Fulfillment and Customer Service
HSNi provides customers with convenient options in connection with the purchase, payment and shipment of merchandise, some of which may vary by brand, business or product. Merchandise may be purchased online, through mobile devices, or ordered using toll free phone numbers through live sales and service agents. HSN also offers the convenience of an automated attendant system and, in limited markets, remote control ordering capabilities through pay television set-top boxes. Cornerstone’s catalog orders can also be made via submission of traditional catalog sales order forms.
In addition to traditional payment options, such as credit and certain debit cards, payment options include private label credit cards, Paypal and, in the case of HSN, Flexpay. By utilizing Flexpay, customers may pay for select merchandise in two to six interest-free, monthly credit or debit card payments. HSN also offers its customers the convenience of ordering products under its Autoship program, through which customers may arrange to have products automatically shipped and billed at scheduled intervals. Standard and express shipping options are available and customers may generally return most merchandise for a full refund or exchange in accordance with applicable return policies (which vary by brand and business). Returns generally must be received within specified time periods after purchase, ranging from a minimum of thirty days to a maximum of one year, depending upon the applicable policy.
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
Online sales must comply with a variety of federal and state laws dealing with, amongst other things, privacy, intellectual property, taxation, the provision of online payment services and electronic contracts. While U.S. Supreme Court decisions generally restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales from out-of-state retailers, an increasing number of states have adopted or are considering laws that would impose obligations on out-of-state retailers to collect taxes on their behalf. Congress is also considering legislation allowing states to require out-of-state sellers to collect sales and use taxes. An unfavorable change in U.S. Supreme Court guidance related to sales tax or a successful assertion by one or more states may result in material tax liabilities, interest and penalties. A change in state law or federal laws, our business model, business strategy or marketing initiatives may require us to collect sales tax in states for which we do not currently collect such tax. These developments, should they occur, may result in a decrease in future sales, may limit our ability to compete effectively or may otherwise harm our business.
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
Intellectual Property
We regard our intellectual property rights, including patents, service marks, trademarks, domain names, copyrights and trade secrets, as important to our success. Our businesses also rely heavily upon software, informational databases and other systemic components that are necessary to manage and support our operations. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, licensees, affiliates and other third parties to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use trade secrets or copyrighted intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.
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
Some of our businesses have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or foreign patent authorities for various proprietary technologies and other inventions. We consider applying for patents or for other appropriate statutory protection when we develop or identify new or improved proprietary technologies or inventions, and will continue to consider the appropriateness of filing for patents to protect future proprietary technologies and inventions as circumstances may warrant. The issuance or assessment of the validity of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, any patent application filed may not result in a patent being issued or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. In addition, third parties may create new products or methods that achieve similar results without infringing upon patents that we own. Likewise, the issuance of a patent to us does not mean that our processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties.
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

Competition
HSNi brands and businesses operate in a highly competitive environment. These brands and businesses are in direct competition for consumers with traditional and online retailers (both television and internet retailers), ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, mail order and catalog companies, infomercial retailers, wholesale clubs and discount retailers. In addition, the HSN television networks compete for access to customers and audience share with other conventional forms of entertainment and content. The price and availability of programming for pay television systems affect the availability of distribution for HSN television programming. Principal competitive factors for HSNi brands and businesses include: (i) brand recognition, (ii) value, quality and selection of merchandise, (iii) customer experience, including customer service and reliability of fulfillment and delivery services and (iv) convenience and accessibility of sales channels.
Employees
As of January 24, 2014, HSNi employed approximately 6,800 employees. No HSNi employees are represented by unions or other similar organizations and HSNi considers its relations with its employees to be good.
Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding HSN, Inc. and other companies that file materials with the SEC electronically.
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
In an effort to attract and retain customers, we engage in various marketing and merchandising initiatives, which involve the expenditure of considerable funds and resources, particularly in the case of the production and distribution of HSN television programming, Cornerstone catalogs and continuously updating our digital strategy. We have spent, and expect to continue to spend, increasing amounts of money on, and devote greater resources to, certain of these initiatives, particularly in connection with the growth and maintenance of our brands generally, as well as in the continuing efforts of our businesses to increasingly engage customers through digital channels. These initiatives, however, may not resonate with existing customers or consumers generally or may not be cost-effective. In addition, we believe that costs associated with the production and distribution of HSN television programming, paper and printing costs for Cornerstone catalogs and costs associated with digital marketing, including search engine marketing (primarily the purchase of relevant keywords) are likely to increase in the foreseeable future and, if significant, could have an adverse effect on our business, financial condition and results of operations to the extent that they do not result in corresponding increases in sales.

The retail business environment is subject to intense competition, and we may not be able to effectively compete for customers.

We operate in a rapidly evolving and highly competitive retail business environment. We have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as QVC and ShopHQ, infomercial retailers, internet retailers, and mail-order and catalog companies. Many of our current and potential competitors have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

We also compete for access to customers and audience share with other providers of televised, online and hard copy entertainment and content. Our inability to compete effectively with regard to the assortment, price, shipping terms and quality of the merchandise we offer for sale or to keep pace with competitors in our marketing, service, location, reputation, credit availability and technologies, could have a material adverse effect.
We depend on relationships with pay television operators and adverse changes in these relationships could result in an interruption, material decrease or even the cessation of carriage of the HSN television networks.
We are dependent upon the pay television operators with whom we enter into distribution and affiliation agreements to carry the HSN television networks. We currently have contracts with many local and national pay television operators to distribute HSN television programming. Some of HSN’s larger pay television operators include Comcast, DirecTV, Echostar/DISH and Time Warner Cable. The two largest pay television operators represent 43% of our subscribers. The cessation of carriage of the HSN television networks by a major pay television operator or a significant number of smaller pay television operators for a prolonged period of time could adversely affect our business, financial condition and results of operations. While we believe that we will be able to continue to successfully manage the distribution process in the future, certain changes in distribution levels, as well as increases in fees payable for carriage, could occur notwithstanding these efforts.
We typically seek to enter into long-term distribution and affiliation agreements with these major pay television operators; however, in some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television networks continue to be carried by the relevant pay television operator without an effective agreement in place. We currently provide service to approximately 50% of our total subscribers pursuant to month-to-month contracts or contracts that have expired. In addition, another 16% of our subscribers are represented by contracts that expire within one year. Renewal and negotiation processes with pay television operators are typically lengthy. No assurance can be given that we will be successful in negotiating renewals with all these operators or that the financial and other terms of renewal will be on acceptable terms. The failure to successfully renew or negotiate new distribution and affiliation agreements covering a material portion of the existing cable and satellite households on acceptable terms could adversely affect our growth, sales revenue and earnings.
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
We are dependent, in part, upon the continued ability of HSN to compete effectively for television viewers. Effectively competing for television viewers is dependent, in substantial part, on the ability of HSN to secure placement of the HSN television networks within a suitable programming tier and to effectively compete against others for the leisure and entertainment time of consumers. The advent of digital compression technologies and the adoption of digital cable has resulted in increased channel capacity. In addition, there are now more programming options available to the viewing public in the form of new television networks and time-shifted viewing (e.g., personal video recorders, video-on-demand, interactive television and streaming video over broadband internet connections as well as increased access to various media through wireless devices). These have the potential to reduce the viewing of our content. New technologies have been and will continue to be developed that increase the number of entertainment choices available and the manners in which they are delivered. Our failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse impact on our competitive position, business and results of operations.

A prolonged or permanent inability to broadcast the HSN television networks would result in lost customers and lost sales.
Our success is dependent upon the continued ability of HSN to transmit the HSN television networks to broadcast and pay television operators from its satellite uplink facilities, which transmission is subject to the Federal Communications Commission (“FCC”) compliance. HSN has entered into two satellite transponder leases to provide for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite. Although we believe that every reasonable measure is being taken to ensure continued satellite transmission capability, termination or interruption of satellite transmissions may occur. Any such disruption could have a material adverse effect on our competitive position, business and results of operations.
System interruption and the lack of integration and redundancy in our systems and infrastructures may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations.
We use the internet, mobile devices, social networking and other online activities to connect with our customers. Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and fulfillment facilities. We may experience occasional system interruptions, including those caused by system conversions, that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructures at any time. In addition, we have observed an increase in the number of cyber attacks that include gaining access to digital systems for purposes of corrupting data or causing operational disruption. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions which could have an adverse impact on our competitive position, business and results of operations. While we have backup systems for certain aspects of our operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

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
To succeed, we must be able to provide for secure transmission of confidential information over public networks. We have observed an increased number of cyber attacks that include attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information. Our failure, and/or the failure by the various third party vendors and service providers with which we do business, to comply with applicable privacy policies or federal, state or similar international laws and regulations or any compromise of security that results in the unauthorized release of personally identifiable information or other user data could damage the reputation of our businesses, discourage potential users from trying our products and services and/or result in fines and/or proceedings by governmental agencies and/or consumers, one or all of which could adversely affect our business, financial condition and results of operations. Any penetration of network security or other misappropriation or misuse of personal consumer information could cause interruptions in the operations of our businesses and subject us to increased costs, litigation and other liabilities. Security and data breaches could also significantly damage our reputation with consumers and third parties with whom we do business. We may be required to expend significant capital and other resources to protect against and remedy any potential or existing security and data breaches and their consequences. We also face risks associated with security and data breaches affecting third parties with which we are affiliated or otherwise conduct business online.
We could be subject to additional sales tax liability, including liability for past sales.
U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to sales from out-of-state retailers.  As a result, approximately 39% of our revenue is not currently subject to sales tax or its equivalent. However, an increasing number of states have adopted or are considering laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf.  Congress is also considering legislation allowing states to require out-of-state sellers to collect sales and use taxes.  It is not possible to predict with any degree of certainty the outcome of these initiatives or the impact of these initiatives on our business and marketing strategies that we are considering or may consider in the future.

An unfavorable change in U.S. Supreme Court guidance related to sales tax, or a successful assertion by one or more states may result in material tax liabilities, interest and penalties.  A change in state or federal laws, or our business model, business strategy, or marketing initiatives may require us to collect sales tax on transactions in which we do not currently collect such tax.  These developments, should they occur, may result in a decrease in future sales, may decrease our ability to compete, or otherwise harm our business.

Increased delivery costs, particularly if we are unable to offset them by increasing prices without a detrimental effect on customer demand, and the extent to which we offer shipping promotions to our customers, could adversely impact our profits.
We are impacted by increases in shipping rates charged by various shipping vendors relating to the procurement of merchandise from vendors and manufacturers, the shipment of merchandise to customers and the mailing of catalogs, which over the past few years have experienced volatility in comparison to historical levels. Variations in the mix and quantity of products we sell impact the cost to ship our products as do the shipping promotions we frequently offer to drive revenues. We currently expect that shipping and postal rates will continue to increase as well as the trend towards free shipping in the direct-to-consumer marketplace. In the case of deliveries to customers, we have negotiated favorable shipping rates, which increase at agreed upon levels over time, with one independent, third party shipping company pursuant to a long-term contract. If this relationship were to terminate or if the shipping company was unable to fulfill its obligations under the contract for any reason, particularly during peak shipping seasons, we would have to work with other shipping companies to deliver merchandise to customers, which could be at less favorable rates and could cause a disruption in our business. A significant increase in shipping promotions as well as any increase in shipping rates and related fuel and other surcharges passed on to us by our shipping company may adversely impact profits given that we may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.
We depend on relationships with vendors, manufacturers and other third parties; any adverse changes in these relationships could result in a failure to meet customer expectations which could result in lost sales.
We purchase merchandise from a wide variety of third party vendors, manufacturers and other sources pursuant to short- and long-term contracts and purchase orders. Our ability to identify and establish relationships with these parties, as well as access quality merchandise in a timely and efficient manner on acceptable terms and at acceptable costs, can be challenging. In particular, we purchase a significant amount of merchandise from vendors and manufacturers abroad and have experienced (and expect to continue to experience) increased costs for goods sourced in these markets. We depend on the ability of vendors and manufacturers in the U.S. and abroad to produce and deliver goods that meet applicable quality standards, which is impacted by a number of factors not within the control of these parties, such as political or financial instability, trade restrictions, tariffs, currency exchange rates and transport capacity and costs, among others. In particular, Cornerstone is dependent, in significant part, upon independent, third party manufacturers to produce its private label merchandise.
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
It is possible that one or more of our larger vendors could experience financial difficulties, including bankruptcy, or otherwise could elect to cease doing business with us. While we have periodically experienced the loss of a major vendor, if a major vendor or a number of our current larger vendors ceased doing business with us, this could materially and adversely impact our sales and profitability.
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
In addition, e-commerce is characterized by evolving industry standards, frequent new service and product introductions and enhancements, as well as changing customer demands and increase privacy and data security needs. If we are not able to adapt quickly enough and/or in a cost-effective manner to these changes it could result in lost sales which would negatively impact our results of operations.

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
The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal, state and local law. We may be exposed to potential liability from claims by consumers or from federal, state and local regulators and law enforcement agencies, including, but not limited to, for personal injury, product safety, wrongful death and damage to personal property relating to merchandise sold and misrepresentation of merchandise features and benefits. In certain instances, we have the right to seek indemnification for related liabilities from our vendors and may require such vendors to carry minimum levels of product liability and errors and omissions insurance. These vendors, however, may be unable to obtain suitable coverage or maintain this coverage on acceptable terms; this insurance may provide inadequate coverage against all potential claims or may not even be available with respect to a particular claim. If insurance is insufficient or unavailable, our vendor may have insufficient resources to cover their indemnification obligations, or if our vendor ceases to do business, our results of operations would be negatively impacted. Even if vendors can satisfy their financial obligations, our brand and reputation could be negatively impacted.
Failure to effectively manage our Flexpay program could result in unplanned losses.
HSN offers Flexpay, a program which customers may pay for certain merchandise in two to six interest-free, monthly credit or debit card installments. This is an effective tool for driving sales, primarily for higher-priced items. We maintain allowances for estimated losses resulting from the inability of customers to make required payments. While actual losses due to the inability of customers to make required payments have historically been within estimates, they may increase in a given period or exceed related estimates. As Flexpay usage continues to grow, we may experience these losses at greater rates, which will require us to maintain greater allowances for doubtful accounts of estimated losses than we have historically. To the extent that Flexpay losses exceed historical levels, our results of operations may be negatively impacted.
We may fail to protect our intellectual property rights within the full scope and manner available to us under applicable law or statute or may be accused of infringing upon the intellectual property rights of third parties.
We regard our intellectual property rights, including patents, service marks, trademarks and domain names, copyrights and trade secrets, as critical to our success. We rely heavily upon software, databases and other systemic components that are necessary to manage and support our business operations.

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
We market and provide a broad range of merchandise through television, digital, catalogs and other channels. As a result, we are subject to a wide variety of statutes, rules, regulations, policies and procedures in various jurisdictions which are subject to change at any time, including laws regarding product safety, consumer protection, privacy, the regulation of retailers generally, the importation, sale and promotion of merchandise and the operation of retail stores and warehouse facilities, as well as laws and regulations applicable to the internet and businesses engaged in digital commerce, such as those regulating the sending of unsolicited, commercial electronic mail. Our failure to comply with these laws and regulations could result in fines and/or proceedings against us by governmental agencies and/or consumers, which could adversely affect our business, financial condition and results of operations. Moreover, unfavorable changes in the laws, rules and regulations applicable to us could decrease demand for merchandise offered by us, negatively impact our marketing efforts, increase costs, subject us to additional liabilities and/or otherwise adversely affect our businesses.
Restrictive covenants in our debt instruments could limit our flexibility to respond to current market conditions or otherwise restrict our business activities.
The existence of, and limitations on the availability of, our debt could have important consequences. The existence of debt could, among other things:

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
Our credit facility includes restrictive financial and non-financial covenants. Limitations imposed as a part of the debt, such as the availability of credit and the existence of restrictive covenants may, among other things, make it difficult for us to satisfy our financial obligations; and/or limit our ability to respond to business opportunities.
There are risks associated with our acquisitions.
Mergers and acquisitions entail a number of risks including, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the companies and the loss of key employees and customers as a result of changes in management. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisition.
Acquisition valuations require us to make certain estimates and assumptions to determine the fair value of the acquired entities (including the underlying assets and liabilities). If our estimates or assumptions used to value acquired assets and liabilities are not accurate, we may be exposed to losses that may be material.

Risks Related to Our Common Stock
The shareholders’ rights plan adopted by the Board of Directors in December 2008 may inhibit takeovers that would otherwise be beneficial to shareholders.
In the fourth quarter of 2008, our Board of Directors approved the creation of a Series A Junior Participating Preferred Stock, adopted a shareholders’ rights plan and declared a dividend of one right for each outstanding share of common stock held by our shareholders. Initially, these rights, which trade with the shares of our common stock, are not exercisable. Under the rights plan, these rights will be exercisable if a person or group acquires or commences a tender or exchange offer for 15% or more of our common stock (except for certain grandfathered persons to which higher thresholds apply). If the rights become exercisable, each right will permit the holder, other than the “acquiring person,” to purchase from us shares of common stock at a 50% discount to the then prevailing market price. As a result, the rights will cause substantial dilution to a person or group that becomes an “acquiring person” on terms not approved by our Board of Directors. The existence of these rights may prevent, discourage or delay us from being acquired, even if such acquisition would be beneficial to our shareholders.

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
HSNi owns its corporate headquarters in St. Petersburg, Florida, which consist of approximately 600,000 square feet of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for HSN. HSN leases the HSN fulfillment centers in Piney Flats, Tennessee; Fontana, California; Roanoke, Virginia; and Ronkonkoma, New York; as well as four outlet stores and other properties in various locations in the United States for administrative offices and data centers pursuant to leases that expire in 2014 through 2023. Cornerstone owns an office and storage facility in Franconia, New Hampshire. Otherwise, Cornerstone leases its properties, consisting of administrative offices, retail outlets, fulfillment centers and photo centers in West Chester, Ohio; Phoenix, Arizona; and Tukwila, Washington. Cornerstone also has 10 retail stores and outlets and other administrative offices in various locations throughout the United States, all pursuant to leases with expiration dates ranging from 2014 to 2020.

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

	Sales Price
Fiscal 2013	High	Low	Dividends
Fourth Quarter	$63.54	$50.03	$0.25
Third Quarter	$65.00	$52.79	$0.18
Second Quarter	$58.56	$50.76	$0.18
First Quarter	$60.87	$49.14	$0.18
Fiscal 2012
Fourth Quarter	$55.97	$47.47	$0.18
Third Quarter	$49.71	$39.67	$0.125
Second Quarter	$41.73	$35.74	$0.125
First Quarter	$38.79	$34.74	$0.125

During the fourth quarters of 2013 and 2012, our Board of Directors approved increases in our quarterly cash dividend of 39% and 44%, respectively. In February 2014, our Board of Directors approved a quarterly cash dividend of $0.25 per share payable March 19, 2014 to shareholders of record as of March 5, 2014. We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past declaration. However, any determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. Our credit agreement limits the amount of and our ability to pay cash dividends.

Holders
As of January 28, 2014, there were 1,612 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.

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
During the quarter ended December 31, 2013, we repurchased approximately 0.2 million shares at an average price of $51.99 per share. Below is a summary of our common stock repurchases during the fourth quarter of 2013, as well as the number of shares still available for purchase as of December 31, 2013:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2013 - October 31, 2013	168,313	$51.96	168,313	1,032,446
November 1, 2013 - November 30, 2013	21,500	$52.29	21,500	1,010,946
December 1, 2013 - December 31, 2013	—	$—	—	1,010,946
	189,813		189,813

Performance Graph
The graph depicted below compares the five-year performance of our common stock with the cumulative total return on the S&P 500 Retailing Index and the Russell 2000 Index from December 31, 2008 through December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among HSN, Inc., the S&P 500 retailing Index, and the Russell 2000 Index
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/08
12/09
12/10
12/11
12/12
12/13
HSN, Inc.
S&P 500 Retailing Index
Russell 2000

*Assumes $100 invested on 12/31/08, including reinvestment of dividends.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
HSN, Inc.	100.00	277.72	421.60	500.51	770.13	883.59
S&P 500 Retailing Index	100.00	154.37	197.92	211.12	270.86	397.30
Russell 2000 Index	100.00	127.17	161.32	154.59	179.86	249.69

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data for HSNi. The information in this table is not necessarily indicative of future performance and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included herein.
For information about the shares used in computing earnings per share, see Note 10 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$3,403,983	$3,266,739	$3,069,356	$2,884,308	$2,635,959
Operating income	282,654	258,744	239,042	198,803	163,540
Income from continuing operations	178,449	136,497	127,652	100,441	77,309
Net income (1)	178,449	130,675	123,070	98,523	72,488
Income from continuing operations per share:
Basic	$3.33	$2.42	$2.18	$1.75	$1.37
Diluted	$3.25	$2.36	$2.10	$1.69	$1.35
Net income per share:
Basic	$3.33	$2.32	$2.10	$1.72	$1.29
Diluted	$3.25	$2.25	$2.03	$1.65	$1.26
Shares used in computing earnings per share:
Basic	53,640	56,314	58,636	57,414	56,383
Diluted	54,857	57,956	60,689	59,546	57,330
Dividends declared per common share	$0.79	$0.555	$0.125	$—	$—

Balance Sheet Data (end of period):
Working capital	$391,147	$384,868	$505,901	$451,406	$332,964
Total assets	1,337,923	1,331,952	1,394,973	1,345,743	1,218,650
Total debt, including current maturities	240,625	250,000	239,111	308,758	338,722
Other long-term liabilities, including deferred income taxes	104,606	94,988	101,947	100,107	90,372

(1)	Loss from discontinued operations for the periods presented includes the income and losses for The Territory Ahead and Smith+Noble, two brands sold by Cornerstone in 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related notes, are subject to management’s evaluation and interpretations of business conditions, changing market conditions and other factors.
Management Overview
HSNi offers innovative, differentiated retail experiences and markets and sells a wide range of third party and proprietary merchandise directly to consumers through its two operating segments, HSN and Cornerstone. HSN's business platforms include (i) the television home shopping programming broadcast on the HSN television networks; (ii) the HSN.com website; (iii) mobile applications; and (iv) outlet stores. Cornerstone's business platforms include (i) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (ii) websites, consisting primarily of the eight branded websites operated by Cornerstone; (iii) retail and outlet stores; and (iv) mobile devices.
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
Products
HSNi sells a wide array of merchandise across its various channels of distribution. HSN merchandise categories primarily consist of jewelry, fashion (apparel & accessories), beauty & health, and home & other (including household, home design, electronics, culinary and other). HSN manages its product mix to provide a balance between satisfying existing customer demand, generating interest from potential viewers and customers, providing new merchandise to its viewership and maximizing airtime and internet efficiency. Cornerstone merchandise categories generally consist of home and outdoor furnishings and apparel & accessories.
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

	Year Ended December 31,
	2013	Change	2012	Change	2011
	(Dollars in thousands)
HSN	$2,312,382	2%	$2,265,026	5%	$2,160,341
Cornerstone	1,091,601	9%	1,001,713	10%	909,015
Total HSNi net sales	$3,403,983	4%	$3,266,739	6%	$3,069,356

HSNi net sales in 2013 increased 4%, or $137.2 million, due to 2% sales growth at HSN and 9% sales growth at Cornerstone. Digital sales grew 9% with penetration increasing 200 basis points to 46.5%, up from 44.5% in the prior year. The number of units shipped in 2013 increased 4% to 62.0 million and the average price point decreased 1% to $62.37.
HSNi net sales in 2012 increased 6%, or $197.4 million, due to 5% sales growth at HSN and 10% sales growth at Cornerstone. Digital sales grew 13% with penetration increasing 270 basis points to 44.5%, up from 41.8% in the prior year. The number of units shipped in 2012 increased 8% to 59.6 million and the average price point decreased 2% to $62.92.
HSN

HSN net sales in 2013 increased 2%, or $47.4 million. Sales grew in beauty & health, home design and household, offset by lower sales in jewelry, culinary and electronics. HSN repositioned the jewelry and culinary businesses in 2013 through changes in product and brand assortment and, as a result, dedicated lower airtime to these product categories. Digital sales grew 7% and penetration increased 160 basis points to 37.0%, up from 35.4% in the prior year. Digital sales were tempered in the first quarter by the launch of the digital site redesign across all HSN digital platforms while HSN implemented its new technology and our customers acclimated themselves with the new website design and capabilities. The return rate decreased 80 basis points to 18.7% from 19.5% in the prior year primarily due to the shift in product mix to categories with lower return rates as well as experiencing lower than historical return rates in many of its product categories. The gross units shipped increased 5% to 46.9 million while average price point decreased 4% to $58.21 primarily due to an increase in clearance activity and changes in product mix.

HSN net sales in 2012 increased 5%, or $104.7 million, driven by sales growth in home design, household, beauty and culinary, offset by lower sales in jewelry. During 2012, HSN focused on several key initiatives targeted at customer acquisition and retention.  Pricing strategies and product selection were designed to appeal to potential and current customers with lower overall price points and product selection to drive higher volumes; we offered entertainment events designed to reinforce our  brand and company awareness in the marketplace; we continued to invest in digital marketing initiatives to appeal to the growing number of digital consumers; and we provided our customers with payment alternatives designed to make the shopping experience with HSN easier and flexible. As a result of these and other initiatives, the number of units shipped increased 8% to 44.7 million and average price point decreased 4% to $60.57. Digital sales grew 10% with penetration increasing 160 basis points to 35.4%, up from 33.8% in the prior year. Shipping and handling revenues decreased 4% driven by an increase in shipping and handling promotions, particularly in the second half of the year. The return rate decreased 50 basis points to 19.5% from 20.0% in the prior year.

Divisional product mix at HSN is provided in the table below:

	Year Ended December 31,
	2013	2012	2011
Jewelry	11.1%	13.1%	14.0%
Fashion (apparel & accessories)	13.9%	13.1%	13.3%
Beauty & Health	24.5%	22.7%	22.9%
Home & Other (including household, home design, electronics, culinary and other)	50.5%	51.1%	49.8%
Total	100.0%	100.0%	100.0%
Cornerstone

Cornerstone net sales in 2013 increased 9%, or $89.9 million. The increase in net sales was driven by sales growth in the home brands. Digital sales grew 11% with penetration increasing 150 basis points to 66.5%, up from 65.0% in the prior year. The return rate decreased 50 basis points to 12.9% due primarily to changes in product mix. Catalog circulation increased 5% compared to the prior year.
Cornerstone's net sales in 2012 increased 10% in 2012, or $92.7 million, compared to the prior year. Fiscal year 2012 included 52 weeks compared to fiscal year 2011 which included 53 weeks. Excluding the incremental sales from the additional week in 2011, net sales increased 12% primarily due to strength in the home brands, the addition of Chasing Fireflies to the portfolio in April 2012 and an increase in catalog circulation. Digital sales grew 18% with penetration increasing 430 basis points to 65.0%, up from 60.7% in the prior year. The return rate decreased 130 basis points to 13.4% due to changes in product mix and a heightened focus on quality assurance efforts. Catalog circulation increased 10% compared to the prior year.
The brand mix at Cornerstone is provided in the table below:

	Year Ended December 31,
	2013	2012	2011
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	73.9%	71.8%	71.5%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith) (a)	26.1%	28.2%	28.5%
Total	100.0%	100.0%	100.0%
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

	Year Ended December 31,
	2013	Change	2012	Change	2011
	(Dollars in thousands)
Gross profit:
HSN	$796,705	1%	$786,650	6%	$741,308
HSN gross margin	34.5%	(20 bp)	34.7%	40 bp	34.3%
Cornerstone	$433,110	9%	$397,074	11%	$358,954
Cornerstone gross margin	39.7%	10 bp	39.6%	10 bp	39.5%
HSNi	$1,229,815	4%	$1,183,724	8%	$1,100,262
HSNi gross margin	36.1%	(10 bp)	36.2%	40 bp	35.8%
bp = basis points

HSN
Gross profit for HSN in 2013 increased 1%, or $10.1 million, compared to the prior year. Gross margin decreased 20 basis points to 34.5% primarily due to lower shipping margins due to increases in shipping and handling promotions and shipping costs.

Gross profit for HSN in 2012 increased 6%, or $45.3 million, compared to the prior year. Gross margin improved 40 basis points to 34.7% from 34.3%. The margin increase was primarily attributable to an increase in product margins driven by product mix but were largely offset by the decrease in shipping margins primarily due to an increase in shipping promotions. The increase was also due to lower transaction costs related to debit card fees.

Cornerstone
Gross profit for Cornerstone in 2013 increased 9%, or $36.0 million, compared to the prior year. Gross margin increased 10 basis points from 39.6% to 39.7% primarily due to an increase in product margins driven by product mix and selective price increases.
Gross profit for Cornerstone in 2012 increased 11%, or $38.1 million, compared to the prior year. Gross margin improved 10 basis points to 39.6% from 39.5% in the prior year. The margin was positively impacted by lower inbound freight costs in the home brands, lower return rates and lower inventory reserves, offset by a decrease in net shipping margins driven by the increase in shipping promotions.

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

	Year Ended December 31,
	2013	Change	2012	Change	2011
	(Dollars in thousands)
HSN	$392,715	2%	$385,243	4%	$368,915
As a percentage of HSN net sales	17.0%	0 bp	17.0%	(10 bp)	17.1%
Cornerstone	$303,079	9%	$277,079	12%	$247,501
As a percentage of Cornerstone net sales	27.8%	10 bp	27.7%	50 bp	27.2%
HSNi	$695,794	5%	$662,322	7%	$616,416
As a percentage of HSNi net sales	20.4%	10 bp	20.3%	20 bp	20.1%

HSNi's selling and marketing expense in 2013 increased 5%, or $33.5 million, and was 20.4% of net sales compared to 20.3% in the prior year. The increase was primarily due to additional catalog costs associated with a 5% increase in Cornerstone's catalog circulation and increases in employee-related and digital marketing costs.

HSNi's selling and marketing expense in 2012 increased 7%, or $45.9 million, and was 20.3% of net sales compared to 20.1% in 2011. The increase was primarily due to additional catalog costs associated with a 10% increase in Cornerstone's catalog circulation and increases in employee-related and digital marketing costs.

General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Year Ended December 31,
	2013	Change	2012	Change	2011
	(Dollars in thousands)
HSN	$154,434	(5)%	$162,417	7%	$151,813
As a percentage of HSN net sales	6.7%	(50 bp)	7.2%	20 bp	7.0%
Cornerstone	$56,344	(9)%	$62,236	9%	$57,169
As a percentage of Cornerstone net sales	5.2%	(100 bp)	6.2%	(10 bp)	6.3%
HSNi	$210,778	(6)%	$224,653	7%	$208,982
As a percentage of HSNi net sales	6.2%	(70 bp)	6.9%	10 bp	6.8%
HSNi’s general and administrative expense in 2013 decreased 6%, or $13.9 million, and was 6.2% of net sales compared to 6.9% in the prior year. The decrease in expense was primarily due to a $7.8 million sales tax settlement at Cornerstone that occurred in the prior year and lower bad debt expense related to HSN's extended payment program ("Flexpay"), partially offset by an increase in employee-related costs. There was also an increase in severance-related costs that was offset by a decrease in stock-based compensation expense.
Additionally, Cornerstone recognized non-cash fair value adjustments in the fourth quarter of 2013 related to a contingent consideration obligation and certain intangible assets associated with its 2012 acquisition of Chasing Fireflies. The net impact of the reduction of the contingent consideration obligation and the intangible asset impairment charge was a reduction of expense of $0.6 million which is included in "General and administrative expenses."
HSNi’s general and administrative expense in 2012 increased 7%, or $15.7 million, and was 6.9% of net sales compared to 6.8% in the prior year. The increase in expense was primarily due to a $7.8 million sales tax settlement at Cornerstone, an increase in bad debt expense due to higher usage of Flexpay and technology-related costs, partially offset by a $6.1 million decrease in stock-based compensation.
Depreciation and Amortization

	Year Ended December 31,
	2013	Change	2012	Change	2011
	(Dollars in thousands)
HSN	$28,372	7%	$26,486	(4)%	$27,652
Cornerstone	12,217	6%	11,519	41%	8,170
HSNi	$40,589	7%	$38,005	6%	$35,822
As a percentage of HSNi net sales	1.2%	0 bp	1.2%	0 bp	1.2%

Depreciation and amortization in 2013 increased 7%, or $2.6 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures for information and digital technology.

Depreciation and amortization in 2012 increased 6%, or $2.2 million, compared to the prior year. The increase was primarily due to depreciation on leasehold improvements and equipment related to a new leased Cornerstone warehouse facility opened in 2012 and amortization of intangibles acquired in the second quarter related to the Chasing Fireflies acquisition, partially offset by certain fixed assets becoming fully depreciated during 2012.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 6 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2013	Change	2012	Change	2011
	(Dollars in thousands)
HSN	$261,292	4%	$250,836	7%	$235,164
As a percentage of HSN net sales	11.3%	20 bp	11.1%	20 bp	10.9%
Cornerstone	$76,574	4%	$73,441	9%	$67,595
As a percentage of Cornerstone net sales	7.0%	(30 bp)	7.3%	(10 bp)	7.4%
HSNi	$337,866	4%	$324,277	7%	$302,759
As a percentage of HSNi net sales	9.9%	0 bp	9.9%	0 bp	9.9%

HSNi's Adjusted EBITDA in 2013 increased 4%, or $13.6 million, and was 9.9% of net sales, consistent with the prior year. The increase in Adjusted EBITDA was due to a 4% increase in net sales, partially offset by a 4% increase in operating expenses (excluding non-cash charges and $7.8 million sales tax settlement in the prior year). HSN's Adjusted EBITDA increased 4%, or $10.5 million, primarily due to a 2% increase in net sales, partially offset by a 20 basis point decline in gross margin. HSN's operating expenses (excluding non-cash charges) were 23.2% of net sales compared to 23.7% in the prior year. Decreases in HSN's professional services fees and bad debt expense were offset by increases in employee-related and digital marketing costs. Cornerstone's Adjusted EBITDA increased 4%, or $3.1 million, primarily due to a 9% increase in net sales, partially offset by a 10% increase in operating expenses (excluding non-cash charges and a $7.8 million sales tax settlement in the prior year). The increase in operating expenses was largely due to catalog costs associated with the 5% increase in circulation; employee-related costs; the incremental expenses from the addition of Chasing Fireflies to the portfolio in April 2012 and investments in digital marketing.
HSNi's Adjusted EBITDA in 2012 increased 7%, or $21.5 million, and was 9.9% of net sales, consistent with the prior year. The increase in Adjusted EBITDA was primarily due to a 6% increase in net sales and a 40 basis point improvement in gross margin, partially offset by an 8% increase in operating expenses (excluding non-cash charges and a $7.8 million sales tax settlement). HSN's Adjusted EBITDA increased 7%, or $15.7 million, primarily due to a 5% increase in net sales and a 40 basis point improvement in gross margin, partially offset by a 6% increase in operating expenses (excluding non-cash charges) primarily for employee-related costs, digital and brand marketing and bad debt expense. Cornerstone's Adjusted EBITDA increased 9%, or $5.8 million, primarily due to the acquisition of Chasing Fireflies in April 2012.
Operating Income

	Year Ended December 31,
	2013	Change	2012	Change	2011
	(Dollars in thousands)
HSN	$221,184	4%	$212,503	10%	$192,928
As a percentage of HSN net sales	9.6%	20 bp	9.4%	50 bp	8.9%
Cornerstone	$61,470	33%	$46,241	—%	$46,114
As a percentage of Cornerstone net sales	5.6%	100 bp	4.6%	(50 bp)	5.1%
HSNi	$282,654	9%	$258,744	8%	$239,042
As a percentage of HSNi net sales	8.3%	40 bp	7.9%	10 bp	7.8%
HSNi's operating income in 2013 increased 9%, or $23.9 million, and was 8.3% of net sales compared to 7.9% in the prior year. The increase was primarily due to 4% growth in net sales offset by a 2% increase in operating expenses. The increase in operating expenses was primarily due to increases in employee-related costs, catalog costs and digital marketing, partially offset by a $7.8 million unfavorable sales tax settlement at Cornerstone in the prior year and decreases in professional services fees and bad debt expenses at HSN.
HSNi's operating income in 2012 increased 8%, or $19.7 million, and was 7.9% of net sales compared to 7.8% in the prior year. The increase was primarily due to 6% growth in net sales and 40 basis point improvement in gross margin, partially offset by a 7% increase in operating expenses primarily for Cornerstone's catalog circulation and $7.8 million sales tax settlement, digital marketing and technology costs, and employee-related costs.

Other Income (Expense)

	Year Ended December 31,
	2013	Change	2012	Change	2011
	(Dollars in thousands)
Interest income	$205	(64)%	$564	(17)%	$679
Interest expense	(6,718)	(68)%	(20,811)	(35)%	(31,963)
Loss on debt extinguishment	—	NA	(18,627)	NA	—
Total other expense, net	$(6,513)	(83)%	$(38,874)	24%	$(31,284)
As a percentage of HSNi net sales	0.2%	(100 bp)	1.2%	20 bp	1.0%

Interest Expense
On April 24, 2012, HSNi entered into a $600 million five-year syndicated credit agreement (“Credit Agreement”) which replaced the credit agreement that was set to expire in July 2013.  On July 31, 2012, HSNi drew $250 million from its delayed draw term loan under the Credit Agreement. The proceeds of the term loan were used to fully redeem the $240 million 11.25% Senior Notes due 2016 (“Senior Notes”) on August 1, 2012 as discussed below. As a result of these refinancing transactions, interest expense decreased 68% in 2013, or $14.1 million.

    Interest expense in 2012 was primarily related to the Senior Notes which bore interest at 11.25% through the August 1, 2012 redemption date and the $250 million term loan outstanding under the Credit Agreement. Interest expense in 2011 primarily related to the Senior Notes and the $69.8 million term loan outstanding under the prior credit agreement.

Loss on Debt Extinguishment

On August 1, 2012, HSNi fully redeemed its $240 million Senior Notes. The Senior Notes were redeemed for $253.5 million, or 105.625% of the principal amount.  HSNi reported approximately $18.6 million in “Loss on debt extinguishment” primarily associated with redemption of the Senior Notes in the third quarter of 2012.  These charges resulted from the redemption premium of $13.5 million and $5.1 million related to the write-off of unamortized issuance costs and original issue discount.
Income Tax Provision
For the years ended December 31, 2013, 2012 and 2011, HSNi recorded tax provisions from continuing operations of $97.7 million, $83.4 million and $80.1 million, respectively, which represent effective tax rates of 35.4%, 37.9% and 38.6%, respectively.
The change in the effective tax rate in 2013 from the prior periods was primarily due to discrete tax benefits of $3.7 million realized in the third quarter of 2013 and the favorable tax treatment of the fair value adjustments related to the 2012 acquisition of Chasing Fireflies recorded in the fourth quarter of 2013.  Excluding the impact of these items, the 2013 effective tax rate for continuing operations would have been 37%. The adjusted rate of 37% in 2013, as well as the 2012 and 2011 tax rates, are higher than the federal statutory rate of 35% due principally to state income taxes.
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
Liquidity and Capital Resources
As of December 31, 2013, HSNi had $196.4 million of cash and cash equivalents, down from $222.1 million as of December 31, 2012.
Net cash provided by operating activities attributable to continuing operations was $231.9 million in 2013 compared to $147.4 million in 2012, an increase of $84.5 million. This increase was primarily due to improved operating performance and changes in working capital. Working capital improved primarily as a result of lower inventory receipts, effective inventory management and the timing of collection of credit card receivables, offset by the timing of income tax payments.

Inventory receipts were particularly high in 2012 as both HSN and Cornerstone were increasing their inventory balances to support sales growth. HSN's sales growth in 2013 was lower than expected resulting in additional clearance activity and a reduction in inventory receipts. However, these measures have resulted in inventory in 2013 decreasing by 17% compared to prior year and aged inventories being at their lowest levels since 2010. Cornerstone continued to grow its inventory in 2013 to support its future sales growth. Cornerstone's inventory increased 26% in 2013 and 10% in 2012.

Consistent with prior years, HSN continued to increase its offering of Flexpay, an installment program which allows customers to pay for select merchandise in two to six interest-free, monthly payments. This program increases the Company's cash requirements as the sales proceeds get delayed by using the Flexpay alternative. Despite the increased usage of Flexpay, the Company did not experience any deterioration in the aging of Flexpay receivables or had an increase in its write-offs of receivables in 2013.
Net cash used in investing activities attributable to continuing operations in 2013 was $61.1 million. Capital expenditures in 2013 was $52.0 million and was primarily for investments in information and digital technology. HSNi also made an advance payment of $9.1 million for warehouse improvement projects.
Net cash used in financing activities attributable to continuing operations in 2013 was $196.4 million. During 2013, HSNi repurchased 2.7 million shares of common stock for $146.9 million at an average cost of $53.67. HSNi also paid dividends totaling $0.79 per common share resulting in $42.3 million in payments during 2013. Repayments of $9.4 million of HSNi's term loan were made in 2013. HSNi had a cash inflow of $8.4 million from the proceeds from stock option exercises and a cash outflow of $14.4 million to cover withholding taxes for stock-based awards. Additionally, in 2013 HSNi had $10.4 million of excess tax benefits from stock-based awards.

HSNi's $600 million Credit Agreement is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of the voting equity securities of HSNi's first-tier foreign subsidiaries. This Credit Agreement replaced the credit agreement that was set to expire in July 2013. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. HSNi drew $250 million from its term loan on July 31, 2012 to fund the redemption of the Senior Notes, as discussed below. As of December 31, 2013, $240.6 million was outstanding under the term loan. HSNi capitalized $5.5 million in financing costs related to the Credit Agreement and is amortizing these costs to interest expense over the Credit Agreement's five-year term.
The Credit Agreement contains various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of December 31, 2013, with a leverage ratio of 0.73x and an interest coverage ratio of 60.68x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of December 31, 2013 was 1.66%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $31.7 million as of December 31, 2013. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2013, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $318.3 million.
To reduce our future exposure to rising interest rates under our credit facility, we entered into a forward-starting swap in December 2012 that effectively converts $187.5 million of our variable rate term loan to a fixed-rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% (based on HSNi's leverage ratio as of December 31, 2013), beginning January 2014 through April 2017. For additional information related to our interest rate swaps, refer to Note 8 of Notes to Consolidated Financial Statements.
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
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the year ended December 31, 2013, HSNi repurchased approximately 2.7 million shares at a cost of $146.9 million at an average cost of $53.67 per share. As of December 31, 2013, approximately 1.0 million shares remained authorized for repurchase under the program.
In February 2014, HSNi's Board of Directors approved a cash dividend of $0.25 per common share. The dividend will be paid on March 19, 2014 to HSNi's record holders as of March 5, 2014.
Contractual Obligations and Commercial Commitments
The following table presents HSNi’s contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities	$240,625	$12,500	$35,938	$192,187	$—
Interest on debt (a)	16,422	5,187	9,828	1,407	—
Operating leases	103,407	24,756	38,285	26,666	13,700
Purchase obligations (b)	141,678	73,610	68,016	52	—
Total contractual obligations	$502,132	$116,053	$152,067	$220,312	$13,700

(a)
Includes interest on variable rate debt estimated using the rate in effect as of December 31, 2013 through January 31, 2014, at which time the forward-starting interest rate swap goes into effect. An all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of December 31, 2013 is then assumed from February 1, 2014 through April 2017, the date of expiration of the variable rate debt.

(b)	The purchase obligations primarily relate to contracts with pay television operators and include obligations for future cable distribution and commission guarantees.

	Amount of Commitments Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Letters of credit and surety bonds (c)	$35,711	$35,561	$150	$—	$—

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

At December 31, 2013, we had $1.1 million, including penalties and interest, recorded for uncertain tax positions. We are not able to reasonably estimate the timing of payments in future periods; therefore, the liability of $1.1 million has not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements
Other than the items described above, HSNi does not have any material off-balance sheet arrangements as of December 31, 2013.
Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter. Reported revenues in the fourth quarter were 30% of total reported annual revenues in 2013, 2012 and 2011, respectively.

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

Reconciliation of Adjusted EBITDA
See Note 6 of Notes to Consolidated Financial Statements for the reconciliation between Adjusted EBITDA and net income for the years ended December 31, 2013, 2012 and 2011.

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
Returns Reserves
Net sales from HSNi primarily consist of merchandise sales and are reduced by incentive discounts and sales returns. HSNi's sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual levels of product returns may vary from these estimates. HSNi's estimated return rates were 17.0%, 17.8% and 18.5% in 2013, 2012 and 2011, respectively.
Allowance for Doubtful Accounts
HSNi makes judgments as to its ability to collect outstanding receivables and provide allowances when it has determined that all or a portion of the receivable will not be collected. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, its previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they are determined to be uncollectible.
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
At December 31, 2013 and 2012, HSNi’s outstanding long-term debt was $240.6 million and $250.0 million, respectively, all of which pays interest at a variable rate, generally tied to LIBOR. Changes in interest rates on our variable rate debt could affect our earnings. We are managing our future interest rate exposure through a forward-starting interest rate swap with a notional amount of $187.5 million and a fixed rate of 0.8525% that takes effect January 2014. A hypothetical 100 basis point increase in interest rates on the portion of our variable rate debt that is not effectively hedged by the fixed-rate interest rate swap would increase our annual interest expense by approximately $0.6 million in 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of HSN, Inc.
We have audited the accompanying consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HSN, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tampa, Florida
February 20, 2014

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales	$3,403,983	$3,266,739	$3,069,356
Cost of sales	2,174,168	2,083,015	1,969,094
Gross profit	1,229,815	1,183,724	1,100,262
Operating expenses:
Selling and marketing	695,794	662,322	616,416
General and administrative	210,778	224,653	208,982
Depreciation and amortization	40,589	38,005	35,822
Total operating expenses	947,161	924,980	861,220
Operating income	282,654	258,744	239,042
Other income (expense):
Interest income	205	564	679
Interest expense	(6,718)	(20,811)	(31,963)
Loss on debt extinguishment	—	(18,627)	—
Total other expense, net	(6,513)	(38,874)	(31,284)
Income from continuing operations before income taxes	276,141	219,870	207,758
Income tax provision	(97,692)	(83,373)	(80,106)
Income from continuing operations	178,449	136,497	127,652
Loss from discontinued operations, net of tax	—	(5,822)	(4,582)
Net income	$178,449	$130,675	$123,070

Income from continuing operations per share:
Basic	$3.33	$2.42	$2.18
Diluted	$3.25	$2.36	$2.10
Net income per share:
Basic	$3.33	$2.32	$2.10
Diluted	$3.25	$2.25	$2.03
Shares used in computing earnings per share:
Basic	53,640	56,314	58,636
Diluted	54,857	57,956	60,689
Dividends declared per common share	$0.79	$0.555	$0.125

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$178,449	$130,675	$123,070
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instrument	825	(471)	—
Other comprehensive income (loss), net of tax	825	(471)	—
Comprehensive income	$179,274	$130,204	$123,070

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$196,433	$222,092
Accounts receivable, net of allowance of $16,863 and $14,537, respectively	265,115	249,890
Inventories	327,319	330,936
Deferred income taxes	29,761	27,603
Prepaid expenses and other current assets	48,630	46,172
Total current assets	867,258	876,693
Property and equipment, net	178,720	171,303
Intangible assets, net	262,460	266,876
Goodwill	9,858	9,858
Other non-current assets	19,627	7,222
TOTAL ASSETS	$1,337,923	$1,331,952
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$255,627	$267,061
Current maturities of long-term debt	12,500	9,375
Accrued expenses and other current liabilities	207,984	215,389
Total current liabilities	476,111	491,825
Long-term debt, less current maturities	228,125	240,625
Deferred income taxes	88,034	79,002
Other long-term liabilities	16,572	15,986
Total liabilities	808,842	827,438
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 53,002,368 and 54,853,684 issued shares as of December 31, 2013 and 2012, respectively	530	549
Additional paid-in capital	1,810,072	1,964,760
Accumulated deficit	(1,281,875)	(1,460,324)
Accumulated other comprehensive income (loss)	354	(471)
Total shareholders’ equity	529,081	504,514
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,337,923	$1,331,952

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	—	$—	57,967	$580	$2,189,952	$(1,714,069)	$—	$476,463
Net income	—	—	—	—	—	123,070	—	123,070
Stock-based compensation expense for equity awards	—	—	—	—	18,908	—	—	18,908
Cash dividend declared on common stock	—	—	—	—	(7,384)	—		(7,384)
Issuance of common stock from stock-based compensation awards, including tax benefit of $9,330	—	—	1,238	12	6,689	—	—	6,701
Repurchases of common stock	—	—	(791)	(8)	(28,053)			(28,061)
Balance as of December 31, 2011	—	—	58,414	584	2,180,112	(1,590,999)	—	589,697
Net income	—	—	—	—	—	130,675	—	130,675
Other comprehensive loss	—	—	—	—	—	—	(471)	(471)
Stock-based compensation expense for equity awards	—	—	—	—	14,440	—	—	14,440
Cash dividend declared on common stock	—	—	—	—	(31,049)	—	—	(31,049)
Issuance of common stock from stock-based compensation awards, including tax benefit of $18,900	—	—	1,901	19	21,797	—	—	21,816
Repurchases of common stock	—	—	(5,461)	(54)	(220,540)	—	—	(220,594)
Balance as of December 31, 2012	—	—	54,854	549	1,964,760	(1,460,324)	(471)	504,514
Net income	—	—	—	—	—	178,449	—	178,449
Other comprehensive income	—	—	—	—	—	—	825	825
Stock-based compensation expense for equity awards	—	—	—	—	14,043	—	—	14,043
Cash dividend declared on common stock	—	—	—	—	(42,281)	—	—	(42,281)
Issuance of common stock from stock-based compensation awards, including tax benefit of $9,788	—	—	885	9	20,416	—	—	20,425
Repurchases of common stock	—	—	(2,737)	(28)	(146,866)	—	—	(146,894)
Balance as of December 31, 2013	—	$—	53,002	$530	$1,810,072	$(1,281,875)	$354	$529,081

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities attributable to continuing operations:
Net income	$178,449	$130,675	$123,070
Loss from discontinued operations, net of tax	—	(5,822)	(4,582)
Income from continuing operations	178,449	136,497	127,652
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization	40,589	38,005	35,822
Stock-based compensation expense	14,043	19,056	26,401
Loss on debt extinguishment	—	18,627	—
Amortization of debt issuance costs	1,130	1,777	2,941
Deferred income taxes	6,370	(2,146)	2,238
Bad debt expense	22,773	24,186	19,758
Excess tax benefits from stock-based awards	(10,360)	(19,004)	(9,835)
Fair value adjustment to contingent consideration obligation	(3,600)	—	—
Asset impairment	3,040	—	—
Other	1,140	764	2,343
Changes in assets and liabilities:
Accounts receivable	(38,211)	(51,995)	(46,201)
Inventories	3,617	(36,117)	(1,385)
Prepaid expenses and other assets	(6,318)	(3,724)	(3,213)
Accounts payable, accrued expenses and other current liabilities	19,245	21,487	8,834
Net cash provided by operating activities attributable to continuing operations	231,907	147,413	165,355
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(51,952)	(45,803)	(42,069)
Acquisition of business, net of cash received	—	(22,875)	—
Advance payment of capital expenditure	(9,100)	—	—
Proceeds from sale of discontinued operations	—	6,580	—
Net cash used in investing activities attributable to continuing operations	(61,052)	(62,098)	(42,069)
Cash flows from financing activities attributable to continuing operations:
Redemption of Senior Notes	—	(253,500)	(69,841)
Borrowing under term loan	—	250,000	—
Repayments of long-term debt	(9,375)	—	—
Payments of debt issuance costs	—	(4,607)	—
Repurchase of common stock	(146,894)	(221,835)	(26,821)
Cash dividends paid	(42,281)	(31,049)	(7,384)
Proceeds from issuance of common stock	8,396	20,688	8,845
Tax withholdings related to stock-based awards	(14,395)	(18,209)	(11,430)
Excess tax benefits from stock-based awards	10,360	19,004	9,835
Payment of contingent consideration obligation	(2,172)	—	—
Net cash used in financing activities attributable to continuing operations	(196,361)	(239,508)	(96,796)
Total cash (used in) provided by continuing operations	(25,506)	(154,193)	26,490
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities attributable to discontinued operations	(153)	(5,361)	1,309
Net cash used in investing activities attributable to discontinued operations	—	(162)	(250)
Total cash (used in) provided by discontinued operations	(153)	(5,523)	1,059
Net (decrease) increase in cash and cash equivalents	(25,659)	(159,716)	27,549
Cash and cash equivalents at beginning of period	222,092	381,808	354,259
Cash and cash equivalents at end of period	$196,433	$222,092	$381,808
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and private label merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes, Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (iii) websites, which consist primarily of HSN.com and the eight branded websites operated by Cornerstone; (iv) retail and outlet stores; and (v) mobile devices. HSNi’s television home shopping business, related digital sales and outlet stores are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.” Smith+Noble, a Cornerstone brand that specialized in window treatments, was sold in May 2012 and The Territory Ahead, a Cornerstone brand that specialized in casual apparel, was sold in July 2012.
HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & health, and home & other (including household, home design, electronics, culinary and other). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, home décor, tabletop, textiles, window treatments and other home related goods) and apparel & accessories.
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
Fiscal Year
HSNi’s consolidated financial results are reported on a calendar year basis ending on December 31. HSN’s reporting period is the same as HSNi. Cornerstone has a 4-4-5 week accounting cycle with the fiscal year ending on the Saturday on or immediately preceding December 31. Cornerstone’s fiscal years 2013, 2012, and 2011 include 52, 52 and 53 weeks, respectively.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Revenue primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSNi's sales policy allows customers to return merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual returns of product sales have not materially varied from estimates in any of the periods presented. HSNi's estimated return rates were 17.0%, 17.8%, and 18.5% in 2013, 2012, and 2011, respectively. Sales taxes collected are not included in revenue.
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
The balance of accounts receivable, net of allowances, is as follows (in thousands):

	December 31,
	2013	2012
Flexpay and other customer-related	$222,983	$200,989
Credit card companies	21,447	29,393
Other	20,685	19,508
Accounts receivable, net	$265,115	$249,890

Accounts receivable outstanding longer than the contractual payment terms are considered past due. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, HSNi’s previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they are deemed uncollectible.
Inventories
Inventories, which primarily consist of finished goods, are valued at the lower of cost or market, with the cost being determined based upon the first-in, first-out method. Cost includes inbound freight and duties and, in the case of HSN, certain allocable costs, including certain warehouse costs. Inventories include approximately $6.0 million and $6.2 million of these allocable general and administrative overhead costs at December 31, 2013 and 2012, respectively, and approximately $23.9 million, $24.3 million, and $20.9 million of such costs were included in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors.
Property and Equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in the consolidated statement of operations.
Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over the shorter of the estimated service life or lease period.

Asset Category	Depreciation Period
Computer and broadcast equipment and capitalized software	3 to 6 Years
Buildings, leasehold improvements and land improvements	3 to 40 Years
Furniture and other equipment	2 to 10 Years
HSNi capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed; management with the relevant authority authorizes and commits to the funding of the software project; and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software is amortized on a straight-line basis over the estimated useful life of the software, not to exceed five years. Capitalized software costs, net of accumulated amortization, totaled $37.3 million and $21.6 million at December 31, 2013 and 2012, respectively, and are included in “Property and equipment, net” in the accompanying consolidated balance sheets. Amortization expense related to the capitalized software costs was $15.1 million, $12.7 million and $13.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in "Depreciation and amortization" expense in the consolidated statements of operations.
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
Cable and Satellite Distribution Fees
Cable and satellite distribution fees relate to fees paid in connection with annual or multi-year cable and satellite contracts for carriage of HSN’s programming. Fees that are paid upfront for annual contracts are included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the respective contracts. Unpaid fees are accrued and included in the line item “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets. Cable and satellite distribution fees and amortization are included in “Selling and marketing" expense in the accompanying consolidated statements of operations.
Advertising
Advertising costs include catalog production and distribution costs. Advertising costs are expensed in the period incurred, except for Cornerstone’s direct costs of producing and distributing its catalogs, which are capitalized. These capitalized costs are amortized over the expected future revenue stream, which is generally three months from the date catalogs are mailed. Such capitalized costs totaled $18.8 million and $19.1 million as of December 31, 2013 and 2012, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. Of these amounts, $13.0 million and $10.2 million as of December 31, 2013 and 2012, respectively, related to catalogs that had not yet been mailed. Advertising expense was $268.0 million, $245.0 million, and $215.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Share Repurchases

Shares repurchased pursuant to HSNi's share repurchase program are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of shareholders' equity. HSNi's accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its capital surplus for the excess of the repurchase price over the par value. Since the inception of its share repurchase program in September 2011, HSNi has had an accumulated deficit balance; therefore, the excess over the par value has been applied to additional paid-in capital. Once HSNi has retained earnings, the excess will be charged entirelyto retained earnings.
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
Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the impairment of intangible assets; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of stock-based compensation and contingent consideration related to acquisitions.
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
In the second quarter of 2012, $9.7 million of indefinite-lived intangible assets (excluding goodwill) and $3.8 million of definite-lived intangible assets were recorded in connection with the acquisition of substantially all of the assets and liabilities of Chasing Fireflies. The total balance of HSNi's intangible assets, net, is as follows (in thousands):

	December 31,
	2013	2012
Intangible assets with indefinite lives	$261,809	$264,849
Intangible assets with definite lives, net	651	2,027
Total intangible assets, net	$262,460	$266,876

In the fourth quarter of 2013, HSNi performed qualitative and quantitative assessments (as applicable) of its intangible assets and concluded an adjustment was necessary related to trademarks associated with the 2012 acquisition of Chasing Fireflies. An impairment charge of $3.0 million was recorded in the fourth quarter of 2013 within the Cornerstone segment and is included in "General and administrative" expense in the accompanying consolidated statements of operations. In the fourth quarter of 2012, HSNi elected to perform qualitative and quantitative assessments (as applicable) of its indefinite-lived intangible assets and concluded there were no impairments.

Amortization expense for the definite-lived intangible assets was $1.4 million, $1.8 million, and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, the following is information on intangible assets with definite lives (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
As of December 31, 2013	$3,800	$(3,149)	$651	1.1
As of December 31, 2012	$3,800	$(1,773)	$2,027	1.4

Goodwill

In the second quarter of 2012, $9.9 million of goodwill was recorded in connection with the acquisition of Chasing Fireflies which was allocated to the Cornerstone reporting unit. No adjustments have been made to the goodwill balance subsequent to the acquisition. In the fourth quarter of 2013 and 2012, HSNi performed a qualitative assessment of its goodwill and concluded there was no impairment.

The following tables present the balance of goodwill by reporting unit, including changes in the carrying amount of goodwill, for the years ended December 31, 2013 and 2012 (in thousands):

	Gross Balance as of January 1, 2013	Accumulated Impairment	Net Balance as of January 1, 2013	Additions	Impairment	Net Balance as of December 31, 2013
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	502,464	(492,606)	9,858	—	—	9,858
Total	$2,894,058	$(2,884,200)	$9,858	$—	$—	$9,858

	Gross Balance as of January 1, 2012	Accumulated Impairment	Net Balance as of January 1, 2012	Additions	Impairment	Net Balance as of December 31, 2012
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	492,606	(492,606)	—	9,858	—	9,858
Total	$2,884,200	$(2,884,200)	$—	$9,858	$—	$9,858

NOTE 4—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	December 31,
	2013	2012
Capitalized software	$215,893	$196,529
Computer and broadcast equipment	85,521	83,038
Buildings and leasehold improvements	102,437	98,241
Furniture and other equipment	83,779	79,748
Projects in progress	12,528	18,494
Land and land improvements	10,460	10,734
	510,618	486,784
Less: accumulated depreciation and amortization	(331,898)	(315,481)
Total property and equipment, net	$178,720	$171,303

Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. As a result of the impairment charge recognized in the fourth quarter of 2013 related to the indefinite-lived intangible assets of Chasing Fireflies, HSNi assessed if there was an impairment of any of this brand’s long-lived assets and determined that there was none. As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize additional impairment charges in the future.
NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued sales returns	$40,072	$40,554
Accrued cable and satellite distribution fees	30,452	23,874
Accrued freight and fulfillment expenses	32,646	23,979
Accrued compensation and benefits	36,567	53,635
Other accrued expenses and current liabilities	68,247	73,347
Total accrued expenses and other current liabilities	$207,984	$215,389

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Year Ended December 31, 2013
	HSN	Cornerstone	Total
Adjusted EBITDA	$261,292	$76,574	$337,866
Stock-based compensation expense	(10,657)	(3,386)	(14,043)
Depreciation and amortization	(28,372)	(12,217)	(40,589)
Assets impairment	—	(3,040)	(3,040)
Fair value adjustment to contingent consideration obligation	—	3,600	3,600
Loss on disposition of fixed assets	(1,079)	(61)	(1,140)
Operating income	$221,184	$61,470	282,654
Total other expense, net			(6,513)
Income from continuing operations before income taxes			276,141
Income tax provision			(97,692)
Income from continuing operations			178,449
Loss from discontinued operations, net of tax			—
Net income			$178,449

	Year Ended December 31, 2012
	HSN	Cornerstone	Total
Adjusted EBITDA	$250,836	$73,441	$324,277
Stock-based compensation expense	(11,167)	(7,889)	(19,056)
Depreciation and amortization	(26,486)	(11,519)	(38,005)
Sales tax settlement	—	(7,750)	(7,750)
Loss on disposition of fixed assets	(680)	(42)	(722)
Operating income	$212,503	$46,241	258,744
Total other expense, net			(38,874)
Income from continuing operations before income taxes			219,870
Income tax provision			(83,373)
Income from continuing operations			136,497
Loss from discontinued operations, net of tax			(5,822)
Net income			$130,675

	Year Ended December 31, 2011
	HSN	Cornerstone	Total
Adjusted EBITDA	$235,163	$67,595	$302,758
Stock-based compensation expense	(13,101)	(13,300)	(26,401)
Depreciation and amortization	(27,652)	(8,170)	(35,822)
Loss on disposition of fixed assets	(1,482)	(11)	(1,493)
Operating income	$192,928	$46,114	239,042
Total other expense, net			(31,284)
Income from continuing operations before income taxes			207,758
Income tax provision			(80,106)
Income from continuing operations			127,652
Loss from discontinued operations, net of tax			(4,582)
Net income			$123,070

Financial information by segment is as follows (thousands):

	Year Ended December 31,
	2013	2012	2011
Net sales:
HSN	$2,312,382	$2,265,026	$2,160,341
Cornerstone	1,091,601	1,001,713	909,015
Total	$3,403,983	$3,266,739	$3,069,356
Identifiable assets:
HSN	$1,058,573	$1,083,714	$1,178,565
Cornerstone	279,350	248,238	216,408
Total	1,337,923	1,331,952	1,394,973
Capital expenditures:
HSN	$36,156	$33,566	$30,155
Cornerstone	15,796	12,237	11,914
Total	$51,952	$45,803	$42,069

HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so. HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

NOTE 7—LONG-TERM DEBT

	December 31,
	2013	2012
Secured credit agreement expiring April 24, 2017:
Term loan	$240,625	$250,000
Revolving credit facility	—	—
Total long-term debt	240,625	250,000
Less: current maturities	(12,500)	(9,375)
Long-term debt, less current maturities	$228,125	$240,625

On April 24, 2012, HSNi entered into a $600 million five-year syndicated credit agreement ("Credit Agreement") which is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of HSNi's first-tier foreign subsidiaries. This Credit Agreement replaced the credit agreement that was set to expire in July 2013. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. HSNi drew $250 million from its term loan on July 31, 2012 to fund the redemption of the Senior Notes, as discussed below. HSNi capitalized $5.5 million in financing costs related to the Credit Agreement and is amortizing these costs to interest expense over the Credit Agreement's five-year term.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of December 31, 2013, with a leverage ratio of 0.73x and an interest coverage ratio of 60.68x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of December 31, 2013 was 1.66%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $31.7 million as of December 31, 2013. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of December 31, 2013, the amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and the outstanding letters of credit, was approximately $318.3 million. As of December 31, 2013, there was no outstanding balance due under the revolving credit facility.
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
Aggregate contractual maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2014	$12,500
2015	17,188
2016	18,750
2017	192,187
$240,625

NOTE 8—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of December 31, 2013. The interest rate swap takes effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income. Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized directly to earnings in the consolidated statement of operations. The change in fair value of the interest rate swap was a gain of $0.8 million and a loss of $0.5 million, net of tax, for the years ended December 2013 and 2012, respectively, and were reflected in "Accumulated other comprehensive income (loss)" in the consolidated balance sheets. As of December 31, 2013, HSNi estimates that approximately $1.1 million of unrealized losses included in accumulated other comprehensive income (loss) related to this swap will be realized and reported in earnings within the next twelve months.

The fair value of the interest rate swap asset as of December 31, 2013 was $0.6 million and was recorded in "Other non-current assets" in the consolidated balance sheets. The fair value of the interest rate swap liability as of December 31, 2012 was a liability of $0.8 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets. See Note 9 for discussion of of the fair value measurements concerning this interest rate swap.

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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$574	$—	$574	$—
Liabilities:
Contingent consideration	1,032	—	—	1,032

	December 31, 2012
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$755	$—	$755	$—
Contingent consideration	6,832	—	—	6,832
HSNi's interest rate swap was carried on the balance sheet at fair value as of December 31, 2013 and December 31, 2012. The swap was entered into for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. Because this swap is not actively traded, the fair value was based on a valuation model. Interest rate yield curves and credit spreads are the significant inputs included in the valuation model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.

In connection with the 2012 acquisition of Chasing Fireflies, the purchase price included contingent consideration of $7.8 million. Based on achieving specific annual performance targets or a cumulative three-year performance target, the sellers can receive payments in each of the three years following the acquisition up to a maximum total payout of $7.8 million . The estimated fair value of the contingent consideration at the date of acquisition was $6.5 million and was included as part of the purchase price allocation. HSNi determined the fair value of the contingent consideration based on a probability-weighted discounted cash flow approach (level 3 criteria). Key inputs used in this calculation included estimates related to each of the three year's operating performance. In each period, HSNi reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Performance targets were achieved for the year ended December 31, 2012; therefore, a payment of $2.6 million was paid to the sellers in 2013.

During the year ended December 31, 2013, performance targets were not achieved. As a result, during the fourth quarter ended December 31, 2013, HSNi determined Chasing Fireflies is also less likely to achieve the necessary performance targets in 2014 to earn the full amount of the contingent consideration. Therefore, HSNi adjusted the fair value of the contingent consideration in the fourth quarter of 2013 to $1.0 million, a decrease of $3.6 million. HSNi also recognized a fair value adjustment of $3.0 million for indefinite-lived intangible assets related to the acquisition of Chasing Fireflies. The fair value of the intangible assets, consisting of trademarks and trade names, was determined using the relief from royalty method (level 3 criteria). Key inputs used in this calculation included revenue growth, discount, royalty and terminal growth rates. The net impact of the impairment charge and the contingent consideration adjustment was a reduction of expense of $0.6 million and is included in "General and administrative expense" in the accompanying consolidated statements of operations.

The change in the fair value of the contingent consideration liability is summarized as follows (in thousands):

	2013	2012
Beginning of the year	$6,832	$—
Fair value of contingent consideration issued	—	6,500
Accretion	383	332
Payments	(2,583)	—
Fair value adjustments	(3,600)	—
End of the year	$1,032	$6,832

The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	December 31, 2013
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$240,625	$240,625	$—	$240,625	$—

	December 31, 2012
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$250,000	$250,000	$—	$250,000	$—
The fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities, as advised by HSNi's bankers (level 2 criteria).

HSNi measures certain assets, such as property and equipment and definite-lived intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. On July 1, 2012, substantially all of the assets and certain liabilities of The Territory Ahead were sold. An impairment charge of $5.9 million was recorded in the second quarter of 2012 to reduce the carrying value of the net assets to their estimated net realizable value based on the known selling price of $1.1 million and the estimated costs to sell the business. See Note 17 for further discussion of the sale of The Territory Ahead. There were no other fair value adjustments to the carrying values of HSNi's property and equipment and definite-lived intangible assets during December 31, 2013 or 2012.

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
Basic Earnings Per Share
For the years ended December 31, 2013, 2012 and 2011, basic earnings per share was computed using the number of weighted average shares of common stock outstanding for the period.

Diluted Earnings Per Share
For the years ended December 31, 2013, 2012 and 2011, diluted earnings per share was computed using the number of shares of common stock outstanding for the year and, if dilutive, the incremental common stock that HSNi would issue upon the assumed exercise of stock options and stock appreciation rights and the vesting of restricted stock units using the treasury stock method.

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net income
Continuing operations	$178,449	$136,497	$127,652
Discontinued operations	—	(5,822)	(4,582)
Net income	$178,449	$130,675	$123,070

Weighted average number of shares outstanding:
Basic	53,640	56,314	58,636
Dilutive effect of stock-based compensation awards	1,217	1,642	2,053
Diluted	54,857	57,956	60,689

Net income (loss) per share - basic:
Continuing operations	$3.33	$2.42	$2.18
Discontinued operations	—	(0.10)	(0.08)
Net income	$3.33	$2.32	$2.10

Net income (loss) per share - diluted:
Continuing operations	$3.25	$2.36	$2.10
Discontinued operations	—	(0.11)	(0.07)
Net income	$3.25	$2.25	$2.03

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	432	1,276	911

NOTE 11—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Selling and marketing	$3,793	$3,515	$4,722
General and administrative	10,250	15,541	21,679
Stock-based compensation expense before income taxes	14,043	19,056	26,401
Income tax benefit	(4,835)	(6,494)	(8,792)
Stock-based compensation expense after income taxes	$9,208	$12,562	$17,609

As of December 31, 2013, there was approximately $22.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.5 years.

Second Amended and Restated 2008 Stock and Annual Incentive Plan
The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of December 31, 2013, there were approximately 2.7 million shares of common stock available for grants under the Plan.
HSNi can grant restricted stock units ("RSUs"), market stock units ("MSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time the underlying RSUs vest once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes were $14.4 million, $18.2 million, and $11.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

A summary of the status of the nonvested RSUs, as of December 31, 2013 and changes during the year ended December 31, 2013 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	872,109	$28.02
Granted	495,881	58.83
Vested	(634,512)	38.23
Forfeited	(109,769)	38.56
Nonvested at December 31, 2013	623,709	40.25
The weighted average per share fair value of RSUs granted during the years ended December 31, 2013, 2012 and 2011 based on market prices of HSNi’s common stock on the grant date was $58.83, $36.51, and $30.32, respectively.
The total fair value of RSUs held by employees of all five Spincos that vested during the years ended December 31, 2013, 2012 and 2011 and settled in HSNi common stock was $36.2 million, $33.9 million, and $21.9 million, respectively. HSNi realizes a tax benefit for RSUs held by its employees in the year in which the award vests. The tax benefit realized by HSNi related to RSUs was approximately $12.5 million, $10.9 million, and $6.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, there was approximately $10.1 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.2 years.
Stock Options and SARs
SARs are similar to traditional stock options, except, upon exercise, holders of SARs will only receive a value equal to the spread between the current market price per share of the common stock and the exercise price. The SARs granted by HSNi may be settled in cash or common stock of HSNi, in the sole discretion of HSNi. All SARs exercised by employees of HSNi have been settled in stock. For all SARs currently outstanding, HSNi intends to settle these awards in stock upon exercise. The exercise price for awards granted under the Plan is required to be priced at, or above, the fair market value of HSNi’s stock at the date of grant. Awards typically vest ratably over a term of 3 years .

A summary of the status of the outstanding stock options and SARs as of December 31, 2013 is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,776,693	$28.28
Granted	346,301	59.18
Exercised	(474,855)	16.07
Forfeited	(58,936)	53.73
Expired	(8,314)	10.74
Outstanding at December 31, 2013 (1)	2,580,889	34.15	5.7	$72,660,432
Vested and expected to vest at December 31, 2013	2,518,015	33.73	5.7	$71,932,319
Exercisable at December 31, 2013	1,944,153	30.35	4.9	$62,119,059

(1)	Approximately 0.3 million stock options outstanding as of December 31, 2013 were held by employees of the other Spincos.
The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of HSNi’s common stock on December 31, 2013 of $62.30 and the exercise price for all “in the money” awards at December 31, 2013. This amount changes based on the fair market value of HSNi’s common stock. The intrinsic value of the stock options and SARs exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $19.3 million, $45.7 million, and $20.5 million, respectively. Cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $6.5 million, $19.1 million, and $7.5 million, respectively. The tax benefit realized from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $7.3 million, $11.7 million, and $7.4 million, respectively.
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
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended December 31,
	2013	2012	2011
Volatility factor	49.1%	46.5%	46.5%
Risk-free interest rate	0.85%	0.91%	2.33%
Expected term	4.8	5.0	5.0
Dividend yield	1.2%	1.4%	0.0%

The weighted average fair values of stock options and SARs granted from the Plan during the years ended December 31, 2013, 2012 and 2011 at market prices equal to HSNi’s common stock on the grant date were $22.57, $12.96, and $12.84, respectively.
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
As of December 31, 2013, there was approximately $5.9 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and SARs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.8 years.

The following table summarizes the information about stock options and SARs outstanding and exercisable as of December 31, 2013:

	Outstanding			Exercisable
	Number Outstanding at December 31, 2013	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$0.00 to $9.99	116,787	$5.50	4.7	116,787	$5.50
$10.00 to $19.99	161,745	17.60	4.5	161,745	17.60
$20.00 to $29.99	658,778	24.80	6.5	551,814	23.84
$30.00 to $39.99	973,046	34.93	5.0	743,252	34.69
$40.00 to $49.99	370,555	44.71	4.6	370,555	44.71
$50.00 to $59.99	299,978	59.16	9.1	—	—
	2,580,889			1,944,153
Performance-Based Awards
During the first quarter of 2010, HSNi implemented a performance-based equity compensation program for certain key members of Cornerstone’s management. The amount payable was based on the extent to which certain pre-established performance goals for Cornerstone were achieved during the three years ending December 31, 2012. These equity awards were accounted for as liabilities which were remeasured each reporting period based on the probability of achievement of the performance conditions.The amount earned pursuant to the award at the end of the December 31, 2012 service period was $16.8 million which was settled in shares of HSNi common stock in the first quarter of 2013.
During the third quarter of 2013, HSNi granted approximately 101,000 MSUs to its Chief Executive Officer. The MSUs vest over respective 3 years and 5 years performance periods (50% for each period). Payout percentages range between 0% and 200% of the target award depending on the awards' market condition, the future price of HSNi's stock at the end of each performance period as compared to HSNi's stock price at the date of grant (as defined in the MSU agreement). The fair value of the MSUs was $8.3 million, or an average of $82.67 per unit, and were measured on the grant date by applying a Monte Carlo simulation pricing model which estimates the potential outcome of reaching the market condition based on simulated future stock prices and is recognized over the performance period. The weighted average assumptions used in the valuation of the MSUs were the following: volatility factor of 39.7%, risk-free interest rate of 1.00%, expected term of 4.0 years and dividend yield of 1.1%.

During the years ended December 31, 2013 and 2012, HSNi granted performance-based cash awards to certain executive employees (“Performance Cash”). Performance Cash vests over a three year performance period. Payout percentages range between 0% and 200% of the target award based on the award’s market condition, HSNi’s Total Shareholder Return relative to a peer group at the end of the performance period. Performance Cash is accounted for as a liability-based award as it will be settled in cash. For the years ended December 31, 2013 and 2012, HSNi granted Performance Cash with an aggregate target value $2.7 million and $1.6 million, respectively, with a grant date fair value of $2.6 million and $1.1 million, respectively. Fair value is measured using a Monte-Carlo simulation and is remeasured at the end of each reporting period. As of December 31, 2013 and 2012, a liability of $1.6 million and $0.5 million, respectively, was recorded for these awards.
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

For the years ended December 31, 2013 and 2012, HSNi granted approximately 45,000 and 50,000 options, respectively, under the ESPP. The fair value of each option granted under the ESPP is determined on the grant date using the Black-Scholes option pricing model. The following are the weighted average assumptions used in the valuation of the ESPP options for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Volatility factor	23.3%	41.7%
Risk-free interest rate	0.10%	0.09%
Expected term	0.5	0.5
Dividend yield	1.3%	1.3%
For the years ended December 31, 2013, 2012 and 2011, approximately $0.5 million of expense was included in the consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, HSNi received cash proceeds from the participating employees of approximately $1.9 million, $1.6 million and $1.4 million, respectively.
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
These shares are subject to a put right by the holders, some of which became exercisable in the first quarter of 2010 and others of which become exercisable annually thereafter, and a call right by HSNi, which was not exercisable until the first quarter of 2012 and annually thereafter. The value of these shares upon exercise of the put or call is equal to their fair value, determined by negotiation or arbitration, reduced by the accreted value of the preferred interest that was taken by IAC upon the purchase of Cornerstone Brands. The initial value of the preferred interest was equal to the acquisition price of Cornerstone Brands. The preferred interest accretes value at a 15% annual rate. Upon exercise of the put or call the consideration is payable in HSNi shares or cash or a combination thereof at HSNi's option. As of December 31, 2013, these awards were significantly out of the money and are not expected to result in any cost should HSNi exercise its call right.

NOTE 12—INCOME TAXES
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current income tax provision:
Federal	$(81,521)	$(76,992)	$(68,593)
State	(9,990)	(8,904)	(9,217)
Current income tax provision	(91,511)	(85,896)	(77,810)
Deferred income tax (provision) benefit:
Federal	(6,489)	1,814	(1,900)
State	308	709	(396)
Deferred income tax (provision) benefit	(6,181)	2,523	(2,296)
Income tax provision	$(97,692)	$(83,373)	$(80,106)

Current income taxes payable has been reduced by $19.8 million, $22.7 million, and $14.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to the income tax provision and additional paid-in capital.

The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2013	2012
Deferred tax assets:
Provision for accrued expenses	$33,647	$38,548
Inventories	13,125	11,927
Stock-based compensation	10,888	16,036
Net operating losses	1,531	1,369
Other	4,078	2,024
Total deferred tax assets	63,269	69,904
Less valuation allowance	(1,495)	(5,293)
Net deferred tax assets	61,774	64,611
Deferred tax liabilities:
Intangible and other assets	(91,018)	(91,783)
Prepaid expenses	(13,574)	(11,692)
Property and equipment	(15,455)	(12,535)
Total deferred tax liabilities	(120,047)	(116,010)
Net deferred tax liability	$(58,273)	$(51,399)
At December 31, 2013, HSNi had $4.8 million of net operating loss carryforwards which begin expiring in 2014. As of December 31, 2013 and 2012, HSNi had a valuation allowance of approximately $1.5 million and $5.3 million, respectively. Valuation allowances are recorded for certain deferred tax assets related to foreign and separate state net operating losses.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax provision at the federal statutory rate of 35%	$(96,649)	$(76,955)	$(72,715)
State income taxes, net of effect of federal tax benefit	(6,293)	(5,327)	(6,386)
Other, net	5,250	(1,091)	(1,005)
Income tax provision	$(97,692)	$(83,373)	$(80,106)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$682	$664	$630
Additions based on tax positions related to the current year	417	—	225
Additions for tax positions of prior years	—	18	—
Reductions for tax positions of prior years	(189)	—	(191)
Balance at end of year	$910	$682	$664
As of December 31, 2013 and 2012, the unrecognized tax benefits, including interest, were $1.1 million and $0.9 million, respectively. At December 31, 2013 and 2012, there are approximately $0.9 million and $0.5 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There is no material interest on unrecognized tax benefits included in income tax expense for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013 and 2012, HSNi has no material accrual for the payment of interest or penalties.

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
The Internal Revenue Service ("IRS") has concluded its examination of HSNi's consolidated federal income tax return for the year ended December 31, 2010 and its limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. In addition, various state income tax examinations are in process. HSNi does not anticipate any material adjustments to our tax liabilities resulting from any of these examinations.
HSNi and several companies previously owned by IAC, were spun-off from IAC on August 20, 2008. In connection with the spin-off, HSNi entered into a Tax Sharing Agreement with IAC pursuant to which, among other things, each of the Spincos has indemnified IAC and the other Spincos for any taxes resulting from the Spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. In the event an adjustment with respect to a pre-spin-off period for which IAC is responsible results in a tax benefit to HSNi in a post-spin-off period, HSNi will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible. The provisions set forth in the Tax Sharing Agreement could subject HSNi to future tax contingencies.

The IRS has completed its review of the IAC consolidated tax returns for the years ended December 31, 2001 through 2009, which includes the operations of HSNi. The settlement for these years has been submitted to and approved by the Joint Committee on Taxation. The statute of limitations for the years 2001 through 2009 is extended through June 30, 2014. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination, the most significant of which are California, New York and New York City, for various tax years beginning with 2006. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal and state tax returns prepared and filed by IAC prior to the Spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

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
In the ordinary course of business, HSNi is a party to various audits and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, regulatory compliance and other claims. HSNi establishes reserves for specific legal or tax compliance matters that it has determined the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
HSNi leases satellite transponders, warehouse and office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses.

Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2014	$24,756
2015	21,050
2016	17,235
2017	14,046
2018	12,620
Thereafter	13,700
Total	$103,407

Expenses charged to continuing operations under these agreements were $23.1 million, $22.1 million, and $20.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
HSNi also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Amount of Commitments Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Letters of credit and surety bonds	$35,711	$35,561	$150	$—	$—
Purchase obligations	141,678	73,610	68,016	52	—
Total commercial commitments	$177,389	$109,171	$68,166	$52	$—
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

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash paid during the period for:
Income tax payments	$92,502	$52,709	$73,847
Income tax refunds	(2,061)	(10)	(1,806)
Interest payments	5,230	29,985	29,198
Non-cash financing activities:
Effective portion of change in interest rate swap	1,296	755	—

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
Share Repurchase Program
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the year ended December 31, 2013, HSNi acquired approximately 2.7 million shares of outstanding common stock for $146.9 million under the program at an average price of $53.67. For the year ended December 31, 2012, HSNi acquired approximately 5.5 million shares of outstanding common stock for $220.6 million under the program at an average price of $40.40. All shares were immediately retired upon purchase.

Dividend Policy
During the year ended December 31, 2013, HSNi's Board of Directors approved four quarterly cash dividends totaling $0.79 per common share resulting in aggregate dividend payments of approximately $42.3 million. During the year ended December 31, 2012, HSNi’s Board of Directors approved the initial quarterly cash dividend of $0.555 per common share resulting in a dividend payment of approximately $31.0 million.
In February 2014, HSNi's Board of Directors approved a quarterly cash dividend of $0.25 per common share. The dividend will be paid on March 19, 2014 to HSNi's record holders as of March 5, 2014.

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

The following table reflects the results of Smith+Noble and The Territory Ahead that are reported as discontinued operations for all periods presented (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net sales	$—	$40,154	$107,798
Loss from discontinued operations (including loss on sale of $6.0 million recognized in the second quarter of 2012)	$—	$(9,370)	$(7,353)
Income tax benefit	—	3,548	2,771
Loss from discontinued operations, net of tax	$—	$(5,822)	$(4,582)

NOTE 18—ACQUISITION
In April 2012, HSNi, through Cornerstone, acquired substantially all of the assets and liabilities of Chasing Fireflies, LLC, a leading direct-to-consumer premium children's and family lifestyle brand. The purchase price was $22.9 million in cash and contingent consideration valued at $6.5 million as of the acquisition date. The fair value of the contingent consideration was estimated by applying a probability-weighted income approach. The acquisition has been accounted for as a business combination and the total purchase consideration has been assigned to the assets acquired, primarily inventory and other assets totaling $8.6 million and liabilities assumed totaling $2.6 million, at their estimated fair value as of the acquisition date. The allocation of the identifiable intangible assets and goodwill includes $13.5 million primarily for trade names and customer relationships and $9.9 million for goodwill. Proforma information has not been presented for this acquisition as it was not material to HSNi's consolidated results of operations or financial position.

HSNi performed its annual impairment testing in the fourth quarter of fiscal 2013 for the goodwill and indefinite-lived intangible assets related to the acquisition of Chasing Fireflies. Based on this analysis, HSNi determined the fair value of the indefinite-lived intangible assets was lower than its carrying value; therefore, an impairment charge of $3.0 million was recorded during the fourth quarter of fiscal 2013. See Note 3 for a further discussion on goodwill and indefinite-lived intangible assets.     Based on the revised plan financial results, HSNi also determined Chasing Fireflies is less likely to achieve the targets necessary to earn the full amount of the contingent consideration associated with the acquisition. Therefore, HSNi adjusted the fair value of the previously recorded contingent consideration in the fourth quarter of 2013 by $3.6 million. The net impact of the impairment charge and the contingent consideration adjustment is a reduction of expense of $0.6 million and is included in "General and administrative expense" in the accompanying consolidated statements of operations.

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
		(a)	(b)(c)	(d)
	(In thousands, except per share data)
Year Ended December 31, 2013
Net sales	$772,651	$812,606	$798,890	$1,019,835
Gross profit	280,147	308,777	288,590	352,300
Operating income	52,518	71,299	61,085	97,752
Income from continuing operations	31,553	43,271	42,052	61,573
(Loss) income from discontinued operations, net of tax	(9)	9	—	—
Net income	31,544	43,280	42,052	61,573
Income from continuing operations per share:
Basic	$0.58	$0.81	$0.79	$1.16
Diluted	$0.56	$0.79	$0.77	$1.14
Net income per share:
Basic	$0.58	$0.81	$0.79	$1.16
Diluted	$0.56	$0.79	$0.77	$1.14
Dividends declared per common share	$0.18	$0.18	$0.18	$0.25

Year Ended December 31, 2012
Net sales	$737,908	$767,187	$778,769	$982,875
Gross profit	266,914	293,448	285,516	337,846
Operating income	51,259	65,342	49,312	92,832
Income from continuing operations	27,288	35,611	17,558	56,041
(Loss) income from discontinued operations, net of tax	(1,118)	(4,864)	128	32
Net income	26,170	30,747	17,686	56,073
Income from continuing operations per share:
Basic	$0.47	$0.63	$0.32	$1.03
Diluted	$0.45	$0.61	$0.31	$1.00
Net income per share:
Basic	$0.45	$0.54	$0.32	$1.03
Diluted	$0.44	$0.53	$0.31	$1.00
Dividends declared per common share	$0.125	$0.125	$0.125	$0.18

(a)
The second quarter of 2012 includes a loss of $6.0 million, or $3.8 million net of taxes, related to the sales of Smith+Noble and The Territory Ahead, two brands formerly included in the Cornerstone portfolio, and is included in the line item "(Loss) income from discontinued operations, net of tax." This loss decreased diluted earnings per share by $0.06.

(b)	The third quarter of 2013 includes discrete tax benefits of $3.7 million which increased diluted earnings per share by $0.07.

(c)
The third quarter of 2012 includes a sales tax settlement of $7.8 million, or $4.8 million net of taxes, and costs associated with the redemption of Senior Notes of $18.3 million, or $11.4 million net of taxes. These charges decreased diluted earnings per share by $0.28.

(d)
The fourth quarter of 2013 includes a $3.6 million reduction to a previously recorded contingent consideration obligation and a $3.0 million impairment charge of intangible assets related to a 2012 acquisition resulting in a net expense reduction of $0.6 million, or $1.7 million net of taxes. These fair value adjustments increased diluted earnings per share by $0.03.

NOTE 20—RETIREMENT AND SAVINGS PLANS
Effective December 31, 2008, HSNi established the HSN, Inc. Retirement Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, up to the statutory limits. For the year ended December 31, 2013, HSNi contributed fifty cents for each dollar a participant contributed of the first 6% of a participant's deferrals. For the years ended December 31, 2012 and December 31, 2011, HSNi contributed twenty-five cents for each dollar a participant contributed of the first 6% of a participant's deferrals. HSNi’s matching contributions were $4.6 million, $2.0 million and $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Effective January 1, 2014, HSNi initiated a nonqualified deferred compensation plan allowing salary and annual bonus deferrals for qualifying employees as permitted by the Internal Revenue Code. Participant deferrals will earn investment returns based on a select number of investment options, including equity and debt mutual funds. HSNi intends to invest comparable amounts in marketable securities through life insurance policies to mitigate the risk associated with the investment return on the employee deferrals. Assets related to the funded portion of the deferred compensation plan will be held in a rabbi trust which remains subject to claims of the Company's general creditors. HSNi remains liable to the participants for the unfunded portion of the plan. HSNi will record changes in the fair value of the asset and liability in the statement of operations.

Schedule II
HSN, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions		Balance at End of Period
2013
Allowance for doubtful accounts	$14,537	$23,414	$13	$(21,101)	(1)	$16,863
Sales return accrual	40,554	648,381	—	(648,863)		40,072
Deferred tax valuation allowance	5,293	262	(4,060)	—		1,495
2012
Allowance for doubtful accounts	$13,127	$24,186	$(137)	$(22,639)	(1)	$14,537
Sales return accrual	39,563	658,394	205	(657,608)		40,554
Deferred tax valuation allowance	14,274	23	(9,004)	—		5,293
2011
Allowance for doubtful accounts	$13,026	$19,758	$384	$(20,041)	(1)	$13,127
Sales return accrual	37,354	652,842	—	(650,633)		39,563
Deferred tax valuation allowance	17,242	(26)	(2,942)	—		14,274

(1)	Write-off of uncollectible accounts receivable

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2013. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As required by Rule 13a-15(b) under the Exchange Act, our management evaluated the effectiveness of our internal controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based upon that evaluation and criterion, we concluded that as December 31, 2013, our internal control over financial reporting was effective.

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

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has concluded that there were no such changes during this period.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of HSN, Inc.

We have audited HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)(the COSO criteria). HSN, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, HSN, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of HSN, Inc. and subsidiaries and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tampa, Florida
February 20, 2014

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

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
Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed May 2, 2012

10.1	Separation and Distribution Agreement, dated August 20, 2008, by and among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.2	Tax Sharing Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Inc., Tree.com and IAC/InterActive Corp	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.3	Employee Matters Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 25, 2008

Exhibit No.	Description of Document	Method of Filing
10.4	Registration Rights Agreement, dated as of August 20, 2008, among Liberty Media Corporation, the Liberty Parties (as defined in the Agreement) and HSN, Inc.	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 29, 2008

10.5	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, by and among IAC/InterActive Corp, HSN, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.6
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

10.7
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

10.8	Pledge Agreement dated as of April 24, 2012, by the Credit Parties (as defined in the New Credit Agreement) and Bank of America, N.A., as Collateral Agent	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 25, 2012

10.9
Credit Agreement among HSN, Inc., as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, dated as of July 25, 2008
Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.10	Employment Agreement between Mindy Grossman and HSN, Inc., dated as of July 29, 2008*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.11	First Amendment to Employment Agreement between Mindy Grossman and HSN, Inc., dated as of August 5, 2010*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2010

10.12	HSN, Inc. Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.13	HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Filed herewith

10.14	Amended and Restated Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.15	Form of Stock Appreciation Rights Agreement*	Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed March 31, 2009

*	Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
10.16	Form of Stock Option Agreement*	Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.17	Form of Restricted Stock Units Agreement*	Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.18	Form of Restricted Stock Units Agreement (for Non-Employee Directors)*	Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.19	Form of Deferred Restricted Stock Unit Agreement*	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2013

10.20	Named Executive Officer and EVP Severance Plan*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009

10.21	Executive Severance Plan*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2010

10.22	Form of Performance Cash Award Agreement*	Exhibit 10.21 to the Company's Annual Report on Form 10-K filed February 21, 2013

10.23	Employee Stock Purchase Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.24	Form of Deferred Share Unit Agreement*	Exhibit 10.23 to the Company's Annual Report on Form 10-K filed February 23, 2012

10.25	Form of Performance Award Agreement*	Exhibit 10.24 to the Company's Annual Report on Form 10-K filed February 21, 2013

10.26	Form of Market Stock Unit Agreement*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2013

10.27	HSN, Inc. Nonqualified Deferred Compensation Plan	Filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

14.1	Code of Ethics and Business Conduct	Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed March 31, 2009

21.1	Subsidiaries of HSN, Inc.	Filed herewith

23.1	Consent of Independent Registered Certified Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

*	Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
101
The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSN, INC.

Date: February 20, 2014	By:	/S/ Mindy Grossman
Mindy Grossman, Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2014	By:	/S/ Judy A. Schmeling
Judy A. Schmeling, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 20, 2014.

/S/ Mindy Grossman	Chief Executive Officer and Director (Principal Executive Officer)
Mindy Grossman

/S/ Judy A. Schmeling	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)
Judy A. Schmeling

/S/ William Costello
William Costello	Director

/S/ James Follo
James Follo	Director

/S/ Stephanie Kugelman
Stephanie Kugelman	Director

/S/ Arthur Martinez
Arthur Martinez	Chairman of the Board of Directors

/S/ Thomas McInerney
Thomas McInerney	Director

/S/ John B. Morse, Jr.
John B. Morse, Jr.	Director

/S/ Matthew Rubel
Matthew Rubel	Director

/S/ Ann Sarnoff
Ann Sarnoff	Director

/S/ Courtnee Ulrich
Courtnee Ulrich	Director

EXHIBIT INDEX

Exhibit No.	Description of Document
10.13	HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan

10.27	HSN, Inc. Nonqualified Deferred Compensation Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of HSN, Inc.

23.1	Consent of Independent Registered Certified Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011, (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.