Form 10-Q
period 2014-03-31
HSN, Inc.
filed 2014-05-01
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2014, the registrant had 53,215,901 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$777,420	$772,651
Cost of sales	501,646	492,504
Gross profit	275,774	280,147
Operating expenses:
Selling and marketing	167,240	164,542
General and administrative	55,910	53,135
Depreciation and amortization	10,756	9,952
Total operating expenses	233,906	227,629
Operating income	41,868	52,518
Other income (expense):
Interest income	69	70
Interest expense	(1,768)	(1,710)
Total other expense, net	(1,699)	(1,640)
Income from continuing operations before income taxes	40,169	50,878
Income tax provision	(15,987)	(19,325)
Income from continuing operations	24,182	31,553
Loss from discontinued operations, net of tax	—	(9)
Net income	$24,182	$31,544

Income from continuing operations per share:
Basic	$0.45	$0.58
Diluted	$0.45	$0.56
Net income per share:
Basic	$0.45	$0.58
Diluted	$0.45	$0.56
Shares used in computing earnings per share:
Basic	53,160	54,787
Diluted	54,165	56,278
Dividends declared per share	$0.25	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$24,182	$31,544
Other comprehensive (loss) income:
Change in fair value of derivative instrument, net of tax	(20)	55
Other comprehensive (loss) income, net of tax	(20)	55
Comprehensive income	$24,162	$31,599

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,	March 31,
	2014	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$160,868	$196,433	$150,872
Accounts receivable, net of allowance of $17,378, $16,863 and $15,470, respectively	206,857	265,115	185,584
Inventories	365,847	327,319	341,627
Deferred income taxes	28,309	29,761	28,295
Prepaid expenses and other current assets	56,454	48,630	52,079
Total current assets	818,335	867,258	758,457
Property and equipment, net	175,798	178,720	168,643
Intangible assets, net	262,198	262,460	266,285
Goodwill	9,858	9,858	9,858
Other non-current assets	19,643	19,627	6,724
TOTAL ASSETS	$1,285,832	$1,337,923	$1,209,967
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$211,160	$255,627	$212,786
Current maturities of long-term debt	12,500	12,500	12,500
Accrued expenses and other current liabilities	196,755	207,984	179,148
Total current liabilities	420,415	476,111	404,434
Long-term debt, less current maturities	225,000	228,125	237,500
Deferred income taxes	84,533	88,034	80,979
Other long-term liabilities	15,089	16,572	11,703
Total liabilities	745,037	808,842	734,616
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 53,188,408, 53,002,368 and 54,061,037 issued shares at March 31, 2014, December 31, 2013 and March 31, 2013, respectively	532	530	541
Additional paid-in capital	1,797,622	1,810,072	1,904,006
Accumulated deficit	(1,257,693)	(1,281,875)	(1,428,780)
Accumulated other comprehensive income (loss)	334	354	(416)
Total shareholders’ equity	540,795	529,081	475,351
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,285,832	$1,337,923	$1,209,967

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	—	$—	54,854	$549	$1,964,760	$(1,460,324)	$(471)	$504,514
Net income	—	—	—	—	—	178,449	—	178,449
Other comprehensive income	—	—	—	—	—	—	825	825
Stock-based compensation expense for equity awards	—	—	—	—	14,043	—	—	14,043
Cash dividend declared on common stock	—	—	—	—	(42,281)	—	—	(42,281)
Issuance of common stock from stock-based compensation awards, including tax benefit of $9,788	—	—	885	9	20,416	—	—	20,425
Repurchases of common stock	—	—	(2,737)	(28)	(146,866)	—	—	(146,894)
Balance as of December 31, 2013	—	—	53,002	530	1,810,072	(1,281,875)	354	529,081
Net income	—	—	—	—	—	24,182	—	24,182
Other comprehensive loss	—	—	—	—	—	—	(20)	(20)
Stock-based compensation expense for equity awards	—	—	—	—	4,026	—	—	4,026
Cash dividend declared on common stock	—	—	—	—	(13,292)	—	—	(13,292)
Issuance of common stock from stock-based compensation awards, including tax benefit of $3,582	—	—	213	2	(1,717)	—	—	(1,715)
Repurchases of common stock	—	—	(27)	—	(1,467)	—	—	(1,467)
Balance as of March 31, 2014	—	$—	53,188	$532	$1,797,622	$(1,257,693)	$334	$540,795

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities attributable to continuing operations:
Net income	$24,182	$31,544
Loss from discontinued operations, net of tax	—	(9)
Income from continuing operations	24,182	31,553
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities attributable to continuing operations:
Depreciation and amortization	10,756	9,952
Stock-based compensation expense	4,026	3,709
Amortization of debt issuance costs	275	280
Deferred income taxes	(2,031)	1,251
Bad debt expense	4,594	5,195
Excess tax benefits from stock-based awards	(3,583)	(3,925)
Other	(5)	661
Changes in current assets and liabilities:
Accounts receivable	53,679	58,931
Inventories	(38,528)	(10,691)
Prepaid expenses and other assets	(7,603)	(5,690)
Accounts payable, accrued expenses and other current liabilities	(54,461)	(71,775)
Net cash (used in) provided by operating activities attributable to continuing operations	(8,699)	19,451
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(7,262)	(10,659)
Other	(540)	—
Net cash used in investing activities attributable to continuing operations	(7,802)	(10,659)
Cash flows from financing activities attributable to continuing operations:
Repayment of long-term debt	(3,125)	—
Repurchase of common stock	(1,467)	(62,563)
Cash dividends paid	(13,292)	(9,915)
Proceeds from issuance of common stock	715	1,863
Tax withholdings related to stock-based awards	(5,478)	(11,142)
Excess tax benefits from stock-based awards	3,583	3,925
Payment of contingent consideration obligation	—	(2,172)
Net cash used in financing activities attributable to continuing operations	(19,064)	(80,004)
Total cash used in continuing operations	(35,565)	(71,212)
Total cash used in discontinued operations	—	(8)
Net decrease in cash and cash equivalents	(35,565)	(71,220)
Cash and cash equivalents at beginning of period	196,433	222,092
Cash and cash equivalents at end of period	$160,868	$150,872

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, which consist primarily of the Cornerstone portfolio of leading print catalogs which includes, Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (iii) websites, which consist primarily of HSN.com and the eight branded websites operated by Cornerstone; (iv) mobile devices; and (v) retail and outlet stores. HSNi’s television home shopping business, related digital sales and outlet stores are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.”
HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & health, and home & other (including household, home design, electronics and culinary). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, home décor, tabletop, textiles and other home related goods) and apparel & accessories.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi's audited consolidated financial statements and notes thereto for the year ended December 31, 2013. The consolidated balance sheet as of December 31, 2013 and the consolidated statement of shareholders' equity for the year ended December 31, 2013 were derived from the audited consolidated financial statements at that date but may not include all disclosures required by GAAP. Intercompany transactions and accounts have been eliminated in consolidation.
Reclassifications
Reclassifications were made to prior period amounts within the consolidated statements of cash flows to conform to the current year's presentation.
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
Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the impairment of intangible assets; the annual expected effective tax rate; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of incentive compensation and contingent consideration.

NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013
Capitalized software	$219,537	$215,893	$196,752
Computer and broadcast equipment	85,602	85,521	84,986
Buildings and leasehold improvements	103,561	102,437	100,189
Furniture and other equipment	87,651	83,779	81,301
Projects in progress	8,472	12,528	14,452
Land and land improvements	10,460	10,460	10,835
	515,283	510,618	488,515
Less: accumulated depreciation and amortization	(339,485)	(331,898)	(319,872)
Total property and equipment, net	$175,798	$178,720	$168,643

NOTE 4—SEGMENT INFORMATION
HSNi presents its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered or the target market. HSNi has two operating segments, HSN and Cornerstone. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2013. Intercompany accounts and transactions have been eliminated in consolidation.
HSNi’s primary performance metric is Adjusted EBITDA, which is defined as operating income excluding, if applicable: (1) non-cash charges including: (a) stock-based compensation expense, (b) amortization of intangibles, (c) depreciation and gains and losses on asset dispositions, and (d) goodwill, long-lived asset and intangible asset impairments; (2) pro forma adjustments for significant acquisitions; and (3) other significant items. Significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, thereby affecting the comparability of results. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail and media industries. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi’s consolidated statements of operations of certain expenses, gains and losses; including stock-based compensation, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting expenses and other significant items.

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$59,142	$615	$59,757	$58,934	$7,906	$66,840
Stock-based compensation expense	(3,145)	(881)	(4,026)	(2,823)	(886)	(3,709)
Depreciation and amortization	(7,436)	(3,320)	(10,756)	(6,821)	(3,131)	(9,952)
CPSC settlement (a)	—	(3,100)	(3,100)	—	—	—
Loss on disposition of fixed assets	—	(7)	(7)	(661)	—	(661)
Operating income	$48,561	$(6,693)	41,868	$48,629	$3,889	52,518
Total other expense, net			(1,699)			(1,640)
Income from continuing operations before income taxes			40,169			50,878
Income tax provision			(15,987)			(19,325)
Income from continuing operations			24,182			31,553
Loss from discontinued operations, net of tax			—			(9)
Net income			$24,182			$31,544
(a) The company reached a $3.1 million tentative settlement related to a civil penalty assessed by the Consumer Product Safety Commission. For further discussion, see Note 12-Commitments and Contingencies.

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net sales:
HSN	$544,487	$550,129
Cornerstone	232,933	222,522
Total	$777,420	$772,651

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income (loss):
Continuing operations	$24,182	$31,553
Discontinued operations	—	(9)
Net income	$24,182	$31,544

Weighted average number of shares outstanding:
Basic	53,160	54,787
Dilutive effect of stock-based compensation awards	1,005	1,491
Diluted	54,165	56,278

Net income per share - basic:
Continuing operations	$0.45	$0.58
Discontinued operations	—	—
Net income	$0.45	$0.58

Net income per share - diluted:
Continuing operations	$0.45	$0.56
Discontinued operations	—	—
Net income	$0.45	$0.56

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	746	515

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013
Secured credit agreement expiring April 24, 2017:
Term loan	$237,500	$240,625	$250,000
Revolving credit facility	—	—	—
Total long-term debt	237,500	240,625	250,000
Less: current maturities	(12,500)	(12,500)	(12,500)
Long-term debt, less current maturities	$225,000	$228,125	$237,500

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of March 31, 2014 with a leverage ratio of 0.74x and an interest coverage ratio of 58.74x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of March 31, 2014 was 1.65%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $7.9 million as of March 31, 2014. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of March 31, 2014, the amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and the outstanding letters of credit, was approximately $342.1 million. As of March 31, 2014, there was no outstanding balance due under the revolving credit facility.

NOTE 7—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of March 31, 2014. The interest rate swap took effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized directly to earnings in the consolidated statements of operations. The change in fair value of the interest rate swap (inclusive of reclassifications to net income) for the three months ended March 31, 2014 and March 31, 2013 was a loss of less than $0.1 million and a gain of approximately $0.1 million, respectively, net of tax, and was included in other comprehensive (loss) income.

As of March 31, 2014 and December 31, 2013, the fair value of the interest rate swap was an asset of $0.5 million and $0.6 million, respectively, and was recorded in "Other non-current assets" in the consolidated balance sheets. As of March 31, 2013, the fair value of the interest rate swap was a liability of $0.7 million and was recorded in "Other non-current liabilities" in the consolidated balance sheets. HSNi estimates that approximately $1.2 million of unrealized losses included in accumulated other comprehensive income related to this swap will be realized and reported in earnings within the next twelve months. See Note 8 for discussion of the fair value measurements concerning this interest rate swap.

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

	March 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$534	$—	$534	$—
Liabilities:
Contingent consideration	$1,052	$—	$—	$1,052

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$574	$—	$574	$—
Liabilities:
Contingent consideration	$1,032	$—	$—	$1,032

	March 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$666	$—	$666	$—
Contingent consideration	$4,384	$—	$—	$4,384
HSNi's interest rate swap was carried on the balance sheet at fair value as of March 31, 2014, December 31, 2013 and March 31, 2013. The swap was entered into in December 2012 for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. The fair value is based on a valuation model which utilizes interest rate yield curves and credit spreads as the significant inputs to the model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.
In connection with the 2012 acquisition of Chasing Fireflies, the purchase price included contingent consideration that is based on achieving specific annual performance targets or a cumulative three-year performance target. The fair value of the contingent consideration is based on a probability-weighted discounted cash flow approach (level 3 criteria). Key inputs used in this calculation include estimates related to the operating performance over the remaining performance period and discount rates. HSNi reassessed its current estimates of performance relative to the stated targets as of March 31, 2014 and March 31, 2013 and determined there was no fair value adjustment to be recorded.

The change in the fair value of the contingent consideration liability is summarized as follows (in thousands):

	2014	2013
As of January 1,	$1,032	$6,832
Accretion	20	135
Payments	—	(2,583)
Fair value adjustments	—	—
As of March 31,	$1,052	$4,384

The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	March 31, 2014
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$237,500	$237,500	$—	$237,500	$—

	December 31, 2013
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$240,625	$240,625	$—	$240,625	$—

	March 31, 2013
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$250,000	$250,000	$—	$250,000	$—
The fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities (level 2 criteria).
HSNi measures certain assets, such as property and equipment and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the three months ended March 31, 2014 and 2013, there were no assets evaluated for impairment as there were no events or changes in circumstances indicating their carrying amounts may not be recoverable.
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
For the three months ended March 31, 2014, HSNi recorded a tax provision of $16.0 million which represents an effective tax rate of 39.8%. For the three months ended March 31, 2013, HSNi recorded a tax provision of $19.3 million which represents an effective tax rate of 38.0%. The change in the quarterly effective tax rate from the prior period was primarily due to the non-deductibility of the $3.1 million civil penalty accrued for the CPSC tentative settlement. See further discussion of the CPSC settlement in Note 12-Commitments and Contingencies.
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
NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Selling and marketing	$1,193	$962
General and administrative	2,833	2,747
Stock-based compensation expense before income taxes	4,026	3,709
Income tax benefit	(1,436)	(1,306)
Stock-based compensation expense after income taxes	$2,590	$2,403

As of March 31, 2014, there was approximately $33.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.6 years.
The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of March 31, 2014, there were approximately 2.3 million shares of common stock available for grants under the Plan.
HSNi can grant restricted stock, restricted stock units ("RSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time as the underlying RSUs once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes for the three months ended March 31, 2014 and 2013 were $5.5 million and $11.1 million, respectively.
A summary of the stock-based awards granted during the three months ended March 31, 2014 is as follows:

	Three Months Ended March 31, 2014
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	404,141	$15.17
Restricted stock units	204,330	$55.04
Employee stock purchase plan options	21,776	$12.85

The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the SARs are estimated on the grant date using the Black-Scholes option pricing model. The weighted average assumptions used in the valuation of each for the three months ended March 31, 2014 are as follows:

	Three Months Ended March 31, 2014
	Black-Scholes
	Stock Appreciation Rights	Employee Stock Purchase Plan Options
Volatility factor	36.4%	22.1%
Risk-free interest rate	1.54%	0.09%
Expected term	4.7	0.5
Dividend yield	1.8%	1.6%

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the three months ended March 31, 2014, HSNi acquired under the program approximately 27,000 shares of its outstanding common stock for $1.5 million at an average price of $54.10. As of March 31, 2014, approximately 1.0 million shares remained authorized for repurchase under the program.
Dividend Policy
Effective February 20, 2014, HSNi's Board of Directors approved a quarterly cash dividend of $0.25 per common share. The dividend was paid on March 19, 2014 to HSNi's shareholders of record as of March 5, 2014.
Effective May 1, 2014, HSNi's Board of Directors approved a quarterly cash dividend of $0.25 per common share. The dividend will be paid on June 18, 2014 to HSNi's shareholders of record as of June 4, 2014.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 (in thousands):

	2014	2013
Accumulated other comprehensive income (loss) as of January 1,	$354	$(471)
Other comprehensive (loss) income before reclassifications	(253)	89
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	214	—
Income tax benefit (expense)	19	(34)
Other comprehensive (loss) income, net of tax	(20)	55
Accumulated other comprehensive income (loss) as of March 31,	$334	$(416)

NOTE 12—COMMITMENTS AND CONTINGENCIES
In cooperation with the United States Consumer Product Safety Commission (“CPSC), Frontgate, one of the Cornerstone brands, announced in January 2011 a voluntary recall of a product sold from December 2005 through July 2010.  In June 2013, the CPSC notified the company that the CPSC was investigating whether the company complied with certain reporting requirements of the Consumer Product Safety Act.  In April 2014, the company reached a tentative settlement of $3.1 million that is pending the final approval of the CPSC. The company accrued the $3.1 million penalty in the first quarter of 2014 in “general and administrative” expenses in its consolidated statements of operations.
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
Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2013 and the following:

•	the influence of the macroeconomic environment and its impact on consumer confidence and spending levels;

•	our ability to attract new and retain existing customers in a cost-effective manner;

•	our exposure to intense competition and our ability to effectively compete for customers;

•	changes in our relationships with pay television operators, vendors, manufacturers and other third parties;

•	changes in product shipping and handling costs particularly if we are unable to offset them;

•	any technological or regulatory developments that could negatively impact the way we do business, including developments requiring us to collect and remit state and local sales and use taxes;

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

	Three Months Ended March 31,
	2014	Change	2013
	(Dollars in thousands)
HSN	$544,487	(1)%	$550,129
Cornerstone	232,933	5%	222,522
Total HSNi net sales	$777,420	1%	$772,651
HSNi net sales in the first quarter of 2014 increased 1%, or $4.8 million, due to 5% sales growth at Cornerstone offset by a 1% sales decline at HSN. Digital sales grew 6% with penetration increasing 220 basis points to 46.8%. The gross units shipped in the first quarter of 2014 increased 2% to 14.6 million while the average price point decreased 2% to $59.96.
HSN
HSN net sales in the first quarter of 2014 decreased 1%, or $5.6 million. Digital sales grew 5% and penetration increased 220 basis points to 37.9%. Sales grew in the Home & Other division, offset by lower sales in the Jewelry and Beauty & Health divisions. Within Home & Other, there was a significant increase in the home design category, offset by a decrease in electronics. The return rate decreased 170 basis points to 18.3% from 20.0% in the prior year primarily due to the shift in merchandise with lower return rates. Gross units shipped increased 1% to 11.2 million while average price point decreased 3% to $56.38 primarily due to changes in product mix to categories with lower price points, offset by a decrease in clearance sales.
Divisional product sales mix at HSN is provided in the table below:

	Three Months Ended March 31,
	2014	2013
Jewelry	10.6%	11.6%
Fashion (apparel & accessories)	15.1%	14.8%
Beauty & Health	26.1%	27.7%
Home & Other (including household, home design, electronics and culinary)	48.2%	45.9%
Total	100.0%	100.0%
Cornerstone
Cornerstone net sales in the first quarter of 2014 increased 5%, or $10.4 million. The increase in net sales was driven by strong sales growth in the home brands, partially offset by declines in the apparel brands, particularly Garnet Hill. Digital sales grew 6% with penetration increasing 80 basis points to 67.6%, up from 66.8% in the prior year. Catalog circulation increased 8% compared to the prior year.

The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended March 31,
	2014	2013
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	73.3%	70.9%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith)	26.7%	29.1%
Total	100.0%	100.0%

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended March 31,
	2014	Change	2013
	(Dollars in thousands)
Gross profit:
HSN	$190,589	(1)%	$192,359
HSN gross margin percentage	35.0%	-	35.0%
Cornerstone	$85,185	(3)%	$87,788
Cornerstone gross margin percentage	36.6%	(290 bp)	39.5%
HSNi	$275,774	(2)%	$280,147
HSNi gross margin percentage	35.5%	(80 bp)	36.3%
bp = basis points

HSN
Gross profit for HSN in the first quarter of 2014 decreased 1%, or $1.8 million. Gross margin was 35.0%, consistent with the prior year. The gross margin was favorably impacted by product mix (primarily from the shift from electronics to home design) and less clearance sales, offset by lower net shipping margins.
Cornerstone
Gross profit for Cornerstone in the first quarter of 2014 decreased 3%, or $2.6 million, compared to the prior year. Gross margin decreased 290 basis points to 36.6% primarily due to increased promotional activity and liquidations to sell through year end inventory positions in the apparel brands, particularly Garnet Hill, and lower net shipping margins overall.
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

	Three Months Ended March 31,
	2014	Change	2013
	(Dollars in thousands)
HSN	$96,824	(1)%	$98,210
As a percentage of HSN net sales	17.8%	(10 bp)	17.9%
Cornerstone	$70,416	6%	$66,332
As a percentage of Cornerstone net sales	30.2%	40 bps	29.8%
HSNi	$167,240	2%	$164,542
As a percentage of HSNi net sales	21.5%	20 bp	21.3%
HSNi's selling and marketing expense in the first quarter of 2014 increased 2%, or $2.7 million, and was 21.5% of net sales compared to 21.3% in the prior year. The increase was primarily due to additional catalog costs associated with an 8% increase in Cornerstone's catalog circulation; an increase in digital marketing; and an increase in call center costs at Cornerstone; offset by decreases in brand marketing and consulting fees at HSN.

General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Three Months Ended March 31,
	2014	Change	2013
	(Dollars in thousands)
HSN	$37,767	(2)%	$38,699
As a percentage of HSN net sales	6.9%	(10 bp)	7.0%
Cornerstone	$18,143	26%	$14,436
As a percentage of Cornerstone net sales	7.8%	130 bp	6.5%
HSNi	$55,910	5%	$53,135
As a percentage of HSNi net sales	7.2%	30 bp	6.9%
In June 2013, the Consumer Product Safety Commission ("CPSC") notified the Company that the CPSC was investigating whether the Company complied with certain reporting requirements of the Consumer Product Safety Act related to a product sold from December 2005 through July 2010 at one of the Cornerstone brands.  In April 2014, the Company reached a $3.1 million tentative settlement for the civil penalty assessed by the CPSC which was accrued in the first quarter of 2014 in "general and administrative" expense in its consolidated statements of operations. Excluding the impact of the CPSC settlement, Cornerstone's general and administrative expense would have increased 4.2%, or $0.6 million, and would have been 6.5% of net sales, consistent with the prior year.
HSNi’s general and administrative expense in the first quarter of 2014 increased 5%, or $2.8 million, and was 7.2% of net sales compared to 6.9% in the prior year. The increase was primarily due to the $3.1 million settlement with the CPSC and other legal fees, partially offset by a decrease in losses from the disposition of fixed assets.
Depreciation and Amortization

	Three Months Ended March 31,
	2014	Change	2013
	(Dollars in thousands)
HSN	$7,436	9%	$6,821
Cornerstone	3,320	6%	3,131
HSNi	$10,756	8%	$9,952
As a percentage of HSNi net sales	1.4%	10 bp	1.3%

Depreciation and amortization in the first quarter of 2014 increased 8%, or $0.8 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures at HSN.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended March 31,
	2014	Change	2013
	(Dollars in thousands)
HSN	$59,142	—%	$58,934
As a percentage of HSN net sales	10.9%	20 bp	10.7%
Cornerstone	$615	(92)%	$7,906
As a percentage of Cornerstone net sales	0.3%	(330 bp)	3.6%
HSNi	$59,757	(11)%	$66,840
As a percentage of HSNi net sales	7.7%	(100 bp)	8.7%
HSNi's Adjusted EBITDA in the first quarter of 2014 decreased 11%, or $7.1 million, and was 7.7% of net sales compared to 8.7% in the prior year. The decrease in Adjusted EBITDA was primarily due to a 2% decrease in gross profit and

1% increase in operating expenses (excluding the $3.1 million CPSC settlement and non-cash charges). HSN's Adjusted EBITDA increased 20 basis points, or $0.2 million. Cornerstone's Adjusted EBITDA decreased 92%, or $7.3 million, primarily due to the unfavorable results in the apparel brands, particularly Garnet Hill. The decrease in Cornerstone's Adjusted EBITDA is attributable to the gross margin decline of 290 basis points and a 6% increase operating expenses (excluding the $3.1 million CPSC settlement and non-cash charges) primarily for catalog and digital marketing costs.
Operating Income

	Three Months Ended March 31,
	2014	Change	2013
	(Dollars in thousands)
HSN	$48,561	—%	$48,629
As a percentage of HSN net sales	8.9%	10 bp	8.8%
Cornerstone	$(6,693)	(272)%	$3,889
As a percentage of Cornerstone net sales	(2.9)%	(460 bp)	1.7%
HSNi	$41,868	(20)%	$52,518
As a percentage of HSNi net sales	5.4%	(140 bp)	6.8%
HSNi's operating income in the first quarter of 2014 decreased 20%, or $10.7 million, and was 5.4% of net sales compared to 6.8% in the prior year. The decrease was primarily due to the decrease in gross margin and a 3% increase in operating expenses. The increase in operating expenses was primarily due to the $3.1 million CPSC settlement and an increase in catalog and digital marketing costs at Cornerstone.
Other Income (Expense)

	Three Months Ended March 31,
	2014	Change	2013
	(Dollars in thousands)
Interest income	$69	(1)%	$70
Interest expense	(1,768)	3%	(1,710)
Total other expense, net	$(1,699)	4%	$(1,640)
As a percentage of HSNi net sales	0.2%	(0 bp)	0.2%

Interest expense is primarily related to the term loan outstanding under the Credit Agreement. The change in interest expense between periods is primarily due to a higher average interest rate, partially offset by a lower average outstanding balance. HSNi executed an interest rate swap with a notional amount of $187.5 million that took effect on January 31, 2014 which effectively fixes the floating LIBOR-based interest on $187.5 million of the outstanding term loan resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of March 31, 2014.

Income Tax Provision
For the three months ended March 31, 2014, HSNi recorded a tax provision of $16.0 million which represents an effective tax rate of 39.8%. For the three months ended March 31, 2013, HSNi recorded a tax provision of $19.3 million which represents an effective tax rate of 38.0%. The change in the effective tax rate from the prior period was primarily due to the non-deductibility of the $3.1 million CPSC settlement.  Excluding the impact of this item, the first quarter effective tax rate for continuing operations would have been 36.9%. HSNi expects its annual 2014 effective tax rate to be approximately 38%.
Liquidity and Capital Resources
As of March 31, 2014, HSNi had $160.9 million of cash and cash equivalents compared to $196.4 million as of December 31, 2013 and $150.9 million million as of March 31, 2013.
Net cash used in operating activities for the three months ended March 31, 2014 was $8.7 million compared to net cash provided by operating activities of $19.5 million prior year period, a decline of $28.2 million primarily due to an increase in working capital and a decline in operating performance. Working capital increased primarily as a result of increased inventory receipts offset by the timing of payments of current liabilities, including income taxes.

Net cash used in investing activities attributable to continuing operations for the three months ended March 31, 2014 was $7.8 million and was primarily related to capital expenditures. The capital expenditures were primarily for investments in information technology and infrastructure.
Net cash used in financing activities attributable to continuing operations for the three months ended March 31, 2014 was $19.1 million. HSNi paid $1.5 million for approximately 27,000 shares of common stock repurchased during the three months ended March 31, 2014 and paid cash dividends of $0.25 per common share resulting in payments totaling $13.3 million, representing a 39% increase in the dividend paid in the prior year. HSNi repaid $3.1 million of its term loan during the three months ended March 31, 2014. HSNi had a cash outflow of $5.5 million used to cover withholding taxes for stock-based awards. Additionally, HSNi had $3.6 million of excess tax benefits from stock-based awards.

HSNi's $600 million Credit Agreement is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of the voting equity securities of HSNi's first-tier foreign subsidiaries. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. As of March 31, 2014, the balance of the term loan was $237.5 million.
The Credit Agreement contains various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of March 31, 2014, with a leverage ratio of 0.74x and an interest coverage ratio of 58.74x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of March 31, 2014 was 1.65%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $7.9 million as of March 31, 2014. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2014, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $342.1 million.
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
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and the actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time. For the three months ended March 31, 2014, HSNi repurchased approximately 27,000 shares at a cost of $1.5 million, or an average cost of $54.10 per share. As of March 31, 2014, approximately 1.0 million shares remained authorized for repurchase under the program.
Effective May 1, 2014, HSNi's Board of Directors approved a cash dividend of $0.25 per common share. The dividend will be paid on June 18, 2014 to HSNi's record holders as of June 4, 2014.

Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of HSNi's market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in HSNi's Annual Report on Form 10-K for the year ended December 31, 2013. No material changes have occurred in HSNi's market risks since December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2014. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 12 - Commitments and Contingencies in Part I, Item 1 for additional information regarding legal matters in which we are involved.

ITEM 1A.	RISK FACTORS

See Part I. Item 1A., “Risk Factors,” of HSNi's Annual Report on Form 10-K for the year ended December 31, 2013, for a detailed discussion of the risk factors affecting HSNi. There have been no material changes from the risk factors described in the annual report.

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
Below is a summary of our common stock repurchases during the first quarter of 2014, as well as the number of shares still available for purchase as of March 31, 2014:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2014 - January 31, 2014	100	$54.52	100	1,010,846
February 1, 2014 - February 28, 2014	27,024	$54.09	27,024	983,822
March 1, 2014 - March 31, 2014	—	$—	—	983,822
	27,124	$54.10	27,124

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013, (iii) Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and March 31, 2013, (iv) Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2014 and Year Ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2014	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)