Form 10-Q
period 2014-06-30
HSN, Inc.
filed 2014-08-07
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
As of August 6, 2014, the registrant had 52,316,697 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$855,204	$812,606	$1,632,624	$1,585,257
Cost of sales	542,069	503,829	1,043,715	996,333
Gross profit	313,135	308,777	588,909	588,924
Operating expenses:
Selling and marketing	182,747	174,875	349,986	339,417
General and administrative	52,218	52,652	108,129	105,786
Depreciation and amortization	10,803	9,951	21,559	19,904
Total operating expenses	245,768	237,478	479,674	465,107
Operating income	67,367	71,299	109,235	123,817
Other income (expense):
Interest income	44	30	114	83
Interest expense	(1,854)	(1,691)	(3,623)	(3,384)
Total other expense, net	(1,810)	(1,661)	(3,509)	(3,301)
Income from continuing operations before income taxes	65,557	69,638	105,726	120,516
Income tax provision	(24,617)	(26,367)	(40,604)	(45,692)
Income from continuing operations	40,940	43,271	65,122	74,824
Income from discontinued operations, net of tax	—	9	—	—
Net income	$40,940	$43,280	$65,122	$74,824

Net income per share:
Basic	$0.77	$0.81	$1.23	$1.38
Diluted	$0.76	$0.79	$1.21	$1.35
Shares used in computing earnings per share:
Basic	52,916	53,541	53,037	54,161
Diluted	53,745	54,728	53,954	55,500
Dividends declared per share	$0.25	$0.18	$0.50	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$40,940	$43,280	$65,122	$74,824
Other comprehensive (loss) income:
Change in fair value of derivative instrument, net of tax	(469)	1,563	(489)	1,618
Other comprehensive (loss) income, net of tax	(469)	1,563	(489)	1,618
Comprehensive income	$40,471	$44,843	$64,633	$76,442

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,	June 30,
	2014	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$122,332	$196,433	$91,976
Accounts receivable, net of allowance of $15,663, $16,863 and $13,869, respectively	199,897	265,115	183,940
Inventories	382,696	327,319	355,879
Deferred income taxes	26,849	29,761	29,585
Prepaid expenses and other current assets	63,350	48,630	62,667
Total current assets	795,124	867,258	724,047
Property and equipment, net	173,912	178,720	171,019
Intangible assets, net	262,159	262,460	266,023
Goodwill	9,858	9,858	9,858
Other non-current assets	18,367	19,627	8,348
TOTAL ASSETS	$1,259,420	$1,337,923	$1,179,295
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$219,728	$255,627	$212,530
Current maturities of long-term debt	14,063	12,500	12,500
Accrued expenses and other current liabilities	187,237	207,984	156,193
Total current liabilities	421,028	476,111	381,223
Long-term debt, less current maturities	220,312	228,125	234,375
Deferred income taxes	80,733	88,034	85,495
Other long-term liabilities	15,368	16,572	11,346
Total liabilities	737,441	808,842	712,439
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,390,665, 53,002,368 and 53,227,448 issued shares at June 30, 2014, December 31, 2013 and June 30, 2013, respectively	524	530	532
Additional paid-in capital	1,738,343	1,810,072	1,850,677
Accumulated deficit	(1,216,753)	(1,281,875)	(1,385,500)
Accumulated other comprehensive (loss) income	(135)	354	1,147
Total shareholders’ equity	521,979	529,081	466,856
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,259,420	$1,337,923	$1,179,295

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	—	$—	54,854	$549	$1,964,760	$(1,460,324)	$(471)	$504,514
Net income	—	—	—	—	—	178,449	—	178,449
Other comprehensive income	—	—	—	—	—	—	825	825
Stock-based compensation expense for equity awards	—	—	—	—	14,043	—	—	14,043
Cash dividend declared on common stock	—	—	—	—	(42,281)	—	—	(42,281)
Issuance of common stock from stock-based compensation awards, including tax benefit of $9,788	—	—	885	9	20,416	—	—	20,425
Repurchases of common stock	—	—	(2,737)	(28)	(146,866)	—	—	(146,894)
Balance as of December 31, 2013	—	—	53,002	530	1,810,072	(1,281,875)	354	529,081
Net income	—	—	—	—	—	65,122	—	65,122
Other comprehensive loss	—	—	—	—	—	—	(489)	(489)
Stock-based compensation expense for equity awards	—	—	—	—	7,810	—	—	7,810
Cash dividend declared on common stock	—	—	—	—	(26,429)	—	—	(26,429)
Issuance of common stock from stock-based compensation awards, including tax benefit of $4,981	—	—	320	3	(2,140)	—	—	(2,137)
Repurchases of common stock	—	—	(931)	(9)	(50,970)	—	—	(50,979)
Balance as of June 30, 2014	—	$—	52,391	$524	$1,738,343	$(1,216,753)	$(135)	$521,979

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities attributable to continuing operations:
Net income	$65,122	$74,824
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization	21,559	19,904
Stock-based compensation expense	7,810	7,254
Amortization of debt issuance costs	552	563
Deferred income taxes	(4,115)	3,536
Bad debt expense	9,225	10,018
Excess tax benefits from stock-based awards	(4,981)	(5,295)
Other	135	1,019
Changes in current assets and liabilities:
Accounts receivable	55,993	55,719
Inventories	(55,377)	(24,943)
Prepaid expenses and other assets	(14,035)	(16,345)
Accounts payable, accrued expenses and other current liabilities	(53,690)	(92,683)
Net cash provided by operating activities attributable to continuing operations	28,198	33,571
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(15,901)	(22,741)
Other	(491)	—
Net cash used in investing activities attributable to continuing operations	(16,392)	(22,741)
Cash flows from financing activities attributable to continuing operations:
Repayment of long-term debt	(6,250)	(3,125)
Repurchase of common stock	(50,979)	(112,683)
Cash dividends paid	(26,429)	(19,486)
Proceeds from issuance of common stock	1,441	3,272
Tax withholdings related to stock-based awards	(8,653)	(11,900)
Excess tax benefits from stock-based awards	4,981	5,295
Payment of contingent consideration obligation	—	(2,172)
Net cash used in financing activities attributable to continuing operations	(85,889)	(140,799)
Total cash used in continuing operations	(74,083)	(129,969)
Total cash used in discontinued operations	(18)	(147)
Net decrease in cash and cash equivalents	(74,101)	(130,116)
Cash and cash equivalents at beginning of period	196,433	222,092
Cash and cash equivalents at end of period	$122,332	$91,976

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi's management, all normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi's audited consolidated financial statements and notes thereto for the year ended December 31, 2013. The consolidated balance sheet as of December 31, 2013 and the consolidated statement of shareholders' equity for the year ended December 31, 2013 were derived from the audited consolidated financial statements at that date but may not include all disclosures required by GAAP. Intercompany transactions and accounts have been eliminated in consolidation.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that annual period. HSNi is in the process of assessing the impact of the adoption of ASU 2014-09 to its consolidated financial statements.

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
NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013
Capitalized software	$223,346	$215,893	$208,732
Computer and broadcast equipment	87,377	85,521	86,985
Buildings and leasehold improvements	103,332	102,437	99,687
Furniture and other equipment	88,110	83,779	81,370
Projects in progress	10,139	12,528	9,907
Land and land improvements	10,458	10,460	10,223
	522,762	510,618	496,904
Less: accumulated depreciation and amortization	(348,850)	(331,898)	(325,885)
Total property and equipment, net	$173,912	$178,720	$171,019

NOTE 4—SEGMENT INFORMATION
HSNi presents its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered and/or the target market. HSNi has two operating segments, HSN and Cornerstone. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2013. Intercompany accounts and transactions have been eliminated in consolidation.
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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$62,657	$19,435	$82,092	$57,135	$28,017	$85,152
Stock-based compensation expense	(3,053)	(731)	(3,784)	(2,761)	(784)	(3,545)
Depreciation and amortization	(7,423)	(3,380)	(10,803)	(7,037)	(2,914)	(9,951)
Loss on disposition of fixed assets	(104)	(34)	(138)	(357)	—	(357)
Operating income	$52,077	$15,290	67,367	$46,980	$24,319	71,299
Total other expense, net			(1,810)			(1,661)
Income from continuing operations before income taxes			65,557			69,638
Income tax provision			(24,617)			(26,367)
Income from continuing operations			40,940			43,271
Income from discontinued operations, net of tax			—			9
Net income			$40,940			$43,280

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$121,799	$20,051	$141,850	$116,069	$35,925	$151,994
Stock-based compensation expense	(6,197)	(1,613)	(7,810)	(5,584)	(1,670)	(7,254)
Depreciation and amortization	(14,860)	(6,699)	(21,559)	(13,858)	(6,046)	(19,904)
CPSC settlement (a)	—	(3,100)	(3,100)	—	—	—
Loss on disposition of fixed assets	(104)	(42)	(146)	(1,018)	(1)	(1,019)
Operating income	$100,638	$8,597	109,235	$95,609	$28,208	123,817
Total other expense, net			(3,509)			(3,301)
Income from continuing operations before income taxes			105,726			120,516
Income tax provision			(40,604)			(45,692)
Income from continuing operations			65,122			74,824
Income from discontinued operations, net of tax			—			—
Net income			$65,122			$74,824

(a) The company reached a $3.1 million settlement related to a civil penalty assessed by the Consumer Product Safety Commission. For further discussion, see Note 12-Commitments and Contingencies.

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales:
HSN	$556,488	$526,181	$1,100,975	$1,076,310
Cornerstone	298,716	286,425	531,649	508,947
Total	$855,204	$812,606	$1,632,624	$1,585,257

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income:
Continuing operations	$40,940	$43,271	$65,122	$74,824
Discontinued operations	—	9	—	—
Net income	$40,940	$43,280	$65,122	$74,824

Weighted average number of shares outstanding:
Basic	52,916	53,541	53,037	54,161
Dilutive effect of stock-based compensation awards	829	1,187	917	1,339
Diluted	53,745	54,728	53,954	55,500

Net income per share - basic:
Continuing operations	$0.77	$0.81	$1.23	$1.38
Discontinued operations	—	—	—	—
Net income	$0.77	$0.81	$1.23	$1.38

Net income per share - diluted:
Continuing operations	$0.76	$0.79	$1.21	$1.35
Discontinued operations	—	—	—	—
Net income	$0.76	$0.79	$1.21	$1.35

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	842	350	794	432

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013
Secured credit agreement expiring April 24, 2017:
Term loan	$234,375	$240,625	$246,875
Revolving credit facility	—	—	—
Total long-term debt	234,375	240,625	246,875
Less: current maturities	(14,063)	(12,500)	(12,500)
Long-term debt, less current maturities	$220,312	$228,125	$234,375

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of June 30, 2014 with a leverage ratio of 0.74x and an interest coverage ratio of 56.55x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of June 30, 2014 was 1.65%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $12.5 million as of June 30, 2014. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of June 30, 2014, the amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and the outstanding letters of credit, was approximately $337.5 million. As of June 30, 2014, there was no outstanding balance due under the revolving credit facility.

NOTE 7—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of June 30, 2014. The interest rate swap took e ffect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized directly to earnings in the consolidated statements of operations. The change in fair value of the interest rate swap (inclusive of reclassifications to net income) for the three and six months ended June 30, 2014 was a loss of approximately $0.5 million for both periods, net of tax, included in other comprehensive (loss) income.

As of June 30, 2014, the fair value of the interest rate swap was a liability of $0.2 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets. As of December 31, 2013 and June 30, 2013, the fair value of the interest rate swap was an asset of $0.6 million and $1.8 million, respectively, and was recorded in "Other non-current assets" in the consolidated balance sheets. HSNi estimates that approximately $1.2 million of unrealized losses included in accumulated other comprehensive loss related to this swap will be realized and reported in earnings within the next twelve months. See Note 8 for discussion of the fair value measurements concerning this interest rate swap.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	June 30, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$218	$—	$218	$—
Contingent consideration	$1,072	$—	$—	$1,072

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$574	$—	$574	$—
Liabilities:
Contingent consideration	$1,032	$—	$—	$1,032

	June 30, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Asset:
Interest rate swap	$1,839	$—	$1,839	$—
Liabilities:
Contingent consideration	$4,492	$—	$—	$4,492
HSNi's interest rate swap was carried on the balance sheet at fair value as of June 30, 2014, December 31, 2013 and June 30, 2013. The swap was entered into in December 2012 for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. The fair value is based on a valuation model which utilizes interest rate yield curves and credit spreads as the significant inputs to the model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.

In connection with the 2012 acquisition of Chasing Fireflies, the purchase price included contingent consideration that is based on achieving specific annual performance targets or a cumulative three-year performance target. The fair value of the contingent consideration is based on a probability-weighted discounted cash flow approach (level 3 criteria). Key inputs used in this calculation include estimates related to the operating performance over the remaining performance period and discount rates. HSNi reassessed its current estimates of performance relative to the stated targets as of June 30, 2014 and June 30, 2013 and determined there was no fair value adjustment to be recorded.

The change in the fair value of the contingent consideration liability is summarized as follows (in thousands):

	2014	2013
As of January 1,	$1,032	$6,832
Accretion	40	243
Payments	—	(2,583)
Fair value adjustments	—	—
As of June 30,	$1,072	$4,492
The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	June 30, 2014
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$234,375	$234,375	$—	$234,375	$—

	December 31, 2013
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$240,625	$240,625	$—	$240,625	$—

	June 30, 2013
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$246,875	$246,875	$—	$246,875	$—
The fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities (level 2 criteria).
HSNi measures certain assets, such as property and equipment and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the six months ended June 30, 2014 and 2013, there were no assets evaluated for impairment as there were no events or changes in circumstances indicating their carrying amounts may not be recoverable.
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

For the three and six months ended June 30, 2014, HSNi recorded a tax provision of $24.6 million and $40.6 million, respectively which represents effective tax rates of 37.6% and 38.4%, respectively. For the three and six months ended June 30, 2013, HSNi recorded a tax provision of $26.4 million and $45.7 million, respectively, which represents an effective tax rate of 37.9% . The change in the year to date effective tax rate from the prior period was primarily due to the non-deductibility of the $3.1 million civil penalty accrued for the Consumer Product Safety Commission settlement. See further discussion of the settlement in Note 12-Commitments and Contingencies.
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
NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Selling and marketing	$1,096	$894	$2,289	$1,856
General and administrative	2,688	2,651	5,521	5,398
Stock-based compensation expense before income taxes	3,784	3,545	7,810	7,254
Income tax benefit	(1,386)	(1,283)	(2,822)	(2,589)
Stock-based compensation expense after income taxes	$2,398	$2,262	$4,988	$4,665

As of June 30, 2014, there was approximately $29.7 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.4 years.
The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of June 30, 2014, there were approximately 2.4 million shares of common stock available for grants under the Plan.

HSNi can grant restricted stock, restricted stock units ("RSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time as the underlying RSUs once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes for the six months ended June 30, 2014 and 2013 were $8.7 million and $11.9 million, respectively.
A summary of the stock-based awards granted during the six months ended June 30, 2014 is as follows:

	Six Months Ended June 30, 2014
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	404,141	$15.17
Restricted stock units	227,830	$55.10
Employee stock purchase plan options	21,776	$12.85
The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the SARs are estimated on the grant date using the Black-Scholes option pricing model. The weighted average assumptions used in the valuation of each for the six months ended June 30, 2014 are as follows:

	Six Months Ended June 30, 2014
	Black-Scholes
	Stock Appreciation Rights	Employee Stock Purchase Plan Options
Volatility factor	36.4%	22.1%
Risk-free interest rate	1.54%	0.09%
Expected term	4.7	0.5
Dividend yield	1.8%	1.6%

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allowed HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depended on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. For the six months ended June 30, 2014, HSNi acquired under the program approximately 931,000 shares of its outstanding common stock for $51.0 million at an average price of $54.76. In July 2014, HSNi completed its 10 million share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share. All shares were immediately retired upon purchase.
Dividend Policy
In the second quarter of 2014, HSNi's Board of Directors approved a quarterly cash dividend of $0.25 per common share. The dividend was paid on June 18, 2014 to HSNi's shareholders of record as of June 4, 2014.
In the third quarter of 2014, HSNi's Board of Directors approved a quarterly cash dividend of $0.25 per common share. The dividend will be paid on September 17, 2014 to HSNi's shareholders of record as of September 3, 2014.

Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive (loss) income for the six months ended June 30, 2014 and 2013 (in thousands):

	2014	2013
Accumulated other comprehensive (loss) income as of January 1,	$354	$(471)
Other comprehensive (loss) income before reclassifications	(1,338)	2,593
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	546	—
Income tax benefit (expense)	303	(975)
Other comprehensive (loss) income, net of tax	(489)	1,618
Accumulated other comprehensive (loss) income as of June 30,	$(135)	$1,147

NOTE 12—COMMITMENTS AND CONTINGENCIES
In cooperation with the United States Consumer Product Safety Commission (“CPSC"), Frontgate, one of the Cornerstone brands, announced in January 2011 a voluntary recall of a product sold from December 2005 through July 2010.  In June 2013, the CPSC notified the company that the CPSC was investigating whether the company complied with certain reporting requirements of the Consumer Product Safety Act.  Based on a tentative settlement with the CPSC, the company accrued $3.1 million in the first quarter of 2014 in “general and administrative” expenses in its consolidated statements of operations. A final settlement of $0.0 million was reached in the second quarter of 2014 and paid in the third quarter of 2014.
In the ordinary course of business, HSNi is a party to various audits, claims and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, product recalls, regulatory compliance, employment matters and other claims. HSNi has established reserves for specific legal or tax compliance matters that it has determined the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$556,488	6%	$526,181	$1,100,975	2%	$1,076,310
Cornerstone	298,716	4%	286,425	531,649	4%	508,947
Total HSNi net sales	$855,204	5%	$812,606	$1,632,624	3%	$1,585,257
HSNi net sales in the second quarter of 2014 increased 5%, or $42.6 million, due to 6% sales growth at HSN and 4% sales growth at Cornerstone. Digital sales grew 9% with penetration increasing 150 basis points to 46.6%. The gross units shipped in the second quarter of 2014 increased 4% to 14.7 million and the average price point increased 1% to $65.15.
HSNi net sales in the six months ended June 30, 2014 increased 3%, or $47.4 million, due to 2% sales growth at HSN and 4% sales growth at Cornerstone. Digital sales grew 7% with penetration increasing 180 basis points to 46.7%. The gross units shipped increased 3% to 29.3 million while the average price point remained relatively flat at $62.56.
HSN
HSN net sales in the second quarter of 2014 increased 6%, or $30.3 million. Digital sales grew 11% and penetration increased 180 basis points to 37.2%. Sales grew in Beauty & Health, offset by lower sales in the Jewelry and Home & Other divisions. Within Home & Other, there were increases in the home design and culinary categories, offset by a significant decrease in electronics. The return rate decreased 50 basis points to 18.7% from 19.2% in the prior year primarily due to the shift to merchandise with historically lower return rates. Gross units shipped increased 4% to 11.2 million. Average price point increased 2% to $57.62 primarily due to a decrease in clearance sales, offset by changes in product mix to categories with lower price points.
HSN net sales in the six months ended June 30, 2014 increased 2%, or $24.7 million. Digital sales grew 8% and penetration increased 210 basis points to 37.6%. Sales grew in all divisions with the exception of Jewelry. Within Home & Other, there was a significant increase in the home design category, offset by a decrease in electronics. The return rate decreased 110 basis points to 18.5% from 19.6% in the prior year primarily due to the shift to merchandise with historically lower return rates. Gross units shipped increased 2% to 22.4 million while average price point decreased less than 1% to $57.00 primarily due to changes in product mix to categories with lower price points, offset by a decrease in clearance sales.
Divisional product sales mix at HSN is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Jewelry	11.6%	13.4%	11.1%	12.5%
Fashion (apparel & accessories)	16.0%	15.9%	15.6%	15.3%
Beauty & Health	26.9%	24.0%	26.5%	25.9%
Home & Other (including household, home design, electronics and culinary)	45.5%	46.7%	46.8%	46.3%
Total	100.0%	100.0%	100.0%	100.0%
Cornerstone
Cornerstone net sales in the second quarter of 2014 increased 4%, or $12.3 million. The increase in net sales was driven by sales growth in the home brands, partially offset by lower sales in the apparel brands, particularly Garnet Hill. Digital sales grew 6% with penetration increasing 130 basis points to 64.2%, up from 62.9% in the prior year. Catalog circulation increased 6% compared to the prior year.

Cornerstone net sales in the six months ended June 30, 2014 increased 4%, or $22.7 million. The increase in net sales was driven by sales growth in the home brands, partially offset by lower sales in the apparel brands, particularly Garnet Hill. Digital sales grew 6% with penetration increasing 100 basis points to 65.7%, up from 64.7% in the prior year. Catalog circulation increased 7% compared to the prior year.

The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	82.0%	79.5%	78.2%	75.8%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith)	18.0%	20.5%	21.8%	24.2%
Total	100.0%	100.0%	100.0%	100.0%

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$196,486	5%	$187,460	$387,075	2%	$379,819
HSN gross margin percentage	35.3%	(30 bp)	35.6%	35.2%	(10 bp)	35.3%
Cornerstone	$116,649	(4)%	$121,317	$201,834	(3)%	$209,106
Cornerstone gross margin percentage	39.1%	(330 bp)	42.4%	38.0%	(310 bp)	41.1%
HSNi	$313,135	1%	$308,777	$588,909	—%	$588,924
HSNi gross margin percentage	36.6%	(140 bp)	38.0%	36.1%	(110 bp)	37.2%
bp = basis points

HSN
Gross profit for HSN in the second quarter of 2014 increased 5%, or $9.0 million. Gross margin was 35.3% compared to 35.6% in the prior year. The gross margin was unfavorably impacted by an increase in shipping promotions, partially offset by changes in product mix (primarily from electronics to beauty).
Gross profit for HSN in the six months ended June 30, 2014 increased 2%, or $7.3 million. Gross margin was 35.2% compared to 35.3% in the prior year. The gross margin was unfavorably impacted by an increase in promotional activity, offset by less clearance sales and changes in product mix (primarily from electronics to home design and beauty).
Cornerstone
Gross profit for Cornerstone in the second quarter of 2014 decreased 4%, or $4.7 million, compared to the prior year. Gross margin decreased 330 basis points to 39.1% due to increased promotional activity primarily in response to competitive market conditions in both the home and apparel brands.
Gross profit for Cornerstone in the six months ended June 30, 2014 decreased 3%, or $7.3 million, compared to the prior year. Gross margin decreased 310 basis points to 38.0% primarily due to increased promotional activity in response to competitive market conditions and liquidations to sell through year end inventory positions in the apparel brands, particularly Garnet Hill.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$99,096	3%	$95,786	$195,920	1%	$193,996
As a percentage of HSN net sales	17.8%	(40 bp)	18.2%	17.8%	(20 bp)	18.0%
Cornerstone	$83,651	6%	$79,089	$154,066	6%	$145,421
As a percentage of Cornerstone net sales	28.0%	40 bps	27.6%	29.0%	40 bp	28.6%
HSNi	$182,747	5%	$174,875	$349,986	3%	$339,417
As a percentage of HSNi net sales	21.4%	(10 bp)	21.5%	21.4%	0 bp	21.4%
HSNi's selling and marketing expense in the second quarter of 2014 increased 5%, or $7.9 million, and was 21.4% of net sales compared to 21.5% in the prior year. The increase was primarily due to additional catalog costs associated with a 6% increase in Cornerstone's catalog circulation; an increase in HSN's on-air distribution costs related to the expansion of HSN2; an increase in digital marketing; and an increase in call center costs at Cornerstone.
HSNi's selling and marketing expense in the six months ended June 30, 2014 increased 3%, or $10.6 million, and was 21.4% of net sales, consistent with the prior year. The increase was primarily due to additional catalog costs associated with a 7% increase in Cornerstone's catalog circulation; an increase in digital marketing; an increase in HSN's on-air distribution costs related to the expansion of HSN2; and an increase in call center costs at Cornerstone; offset by a decrease in brand marketing at HSN.
General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$37,890	1%	$37,656	$75,657	(1)%	$76,355
As a percentage of HSN net sales	6.8%	(40 bp)	7.2%	6.9%	(20 bp)	7.1%
Cornerstone	$14,328	(4)%	$14,996	$32,472	10%	$29,431
As a percentage of Cornerstone net sales	4.8%	(40 bp)	5.2%	6.1%	30 bp	5.8%
HSNi	$52,218	(1)%	$52,652	$108,129	2%	$105,786
As a percentage of HSNi net sales	6.1%	(40 bp)	6.5%	6.6%	(10 bp)	6.7%
HSNi’s general and administrative expense in the second quarter of 2014 decreased 1%, or $0.4 million, and was 6.1% of net sales compared to 6.5% in the prior year. The decrease was primarily due to a decrease in severance-related costs, partially offset by a legal settlement.
HSNi’s general and administrative expense in the six months ended June 30, 2014 increased 2%, or $2.3 million, and was 6.6% of net sales compared to 6.7% in the prior year. The increase was primarily due to two legal settlements and associated legal fees (including a $3.1 million settlement with the Consumer Product Safety Commission ("CPSC")), partially offset by decreases in severance-related costs and losses from the disposition of fixed assets.
In June 2013, the CPSC notified the Company that the CPSC was investigating whether the Company complied with certain reporting requirements of the Consumer Product Safety Act related to a product sold from December 2005 through July 2010 at one of the Cornerstone brands.  In June 2014, the Company reached a $3.1 million settlement for the civil penalty assessed by the CPSC which was accrued in the first quarter of 2014 in "general and administrative" expense in its consolidated statements of operations. Excluding the impact of the CPSC settlement, Cornerstone's general and administrative expense for the six months ended June 30, 2014 would have been consistent with the prior year and would have been 5.5% of net sales, compared to 5.8% in the prior year. See further discussion of the settlement in Note 12-Commitments and Contingencies of the Notes to Consolidated Financial Statements.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,423	5%	$7,037	$14,860	7%	$13,858
Cornerstone	3,380	16%	2,914	6,699	11%	6,046
HSNi	$10,803	9%	$9,951	$21,559	8%	$19,904
As a percentage of HSNi net sales	1.3%	10 bp	1.2%	1.3%	0 bp	1.3%

Depreciation and amortization in the second quarter of 2014 increased 9%, or $0.9 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures.

Depreciation and amortization in the six months ended June 30, 2014 increased 8%, or $1.7 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$62,657	10%	$57,135	$121,799	5%	$116,069
As a percentage of HSN net sales	11.3%	40 bp	10.9%	11.1%	30 bp	10.8%
Cornerstone	$19,435	(31)%	$28,017	$20,051	(44)%	$35,925
As a percentage of Cornerstone net sales	6.5%	(330 bp)	9.8%	3.8%	(330 bp)	7.1%
HSNi	$82,092	(4)%	$85,152	$141,850	(7)%	$151,994
As a percentage of HSNi net sales	9.6%	(90 bp)	10.5%	8.7%	(90 bp)	9.6%
HSNi's Adjusted EBITDA in the second quarter of 2014 decreased 4%, or $3.1 million, and was 9.6% of net sales compared to 10.5% in the prior year. The decrease in HSNi's Adjusted EBITDA is due to a 140 basis point decline in the gross margin due primarily to increased promotional activity, partially offset by a 50 basis point improvement in operating expense leverage (excluding non-cash charges). HSN's Adjusted EBITDA increased 10%, or $5.5 million, due to a 6% growth in net sales and 80 basis point improvement in operating expense leverage (excluding non-cash charges). HSN’s improved operating expense leverage is primarily due to lower employee compensation-related costs as a result of lower headcount, a decrease in severance costs and efficiencies in its call center. Cornerstone's Adjusted EBITDA decreased 31%, or $8.6 million, primarily due to a 330 basis point decline in the gross margin due to increased promotional activity.
HSNi's Adjusted EBITDA in the six months ended June 30, 2014 decreased 7%, or $10.1 million, and was 8.7% of net sales compared to 9.6% in the prior year. The decrease in HSNi's Adjusted EBITDA was primarily due to a 110 basis point decline in the gross margin primarily due to increased promotional activity at Cornerstone. HSN's Adjusted EBITDA increased 5%, or $5.7 million, primarily due to a 2% growth in net sales and 40 basis point improvement in operating expense leverage (excluding non-cash charges). HSN’s improved operating expense leverage is primarily due to lower employee compensation-related costs as a result of lower headcount, a decrease in severance costs and efficiencies in its call center. Cornerstone's Adjusted EBITDA decreased 44%, or $15.9 million, primarily due to a gross margin decline of 310 basis points due to increased promotional activity.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$52,077	11%	$46,981	$100,638	5%	$95,609
As a percentage of HSN net sales	9.4%	50 bp	8.9%	9.1%	20 bp	8.9%
Cornerstone	$15,290	(37)%	$24,318	$8,597	(70)%	$28,208
As a percentage of Cornerstone net sales	5.1%	(340 bp)	8.5%	1.6%	(390 bp)	5.5%
HSNi	$67,367	(6)%	$71,299	$109,235	(12)%	$123,817
As a percentage of HSNi net sales	7.9%	(90 bp)	8.8%	6.7%	(110 bp)	7.8%
HSNi's operating income in the second quarter of 2014 decreased 6%, or $3.9 million, and was 7.9% of net sales compared to 8.8% in the prior year. The decrease was primarily due to a 140 basis point decline in the gross margin due primarily to increased promotional activity, partially offset by a 50 basis point improvement in operating expense leverage.
HSNi's operating income in the six months ended June 30, 2014 decreased 12%, or $14.6 million, and was 6.7% of net sales compared to 7.8% in the prior year. The decrease was primarily due to a 110 basis point decline in gross margin and the $3.1 million CPSC settlement at Cornerstone.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$44	47%	$30	$114	38%	$83
Interest expense	(1,854)	10%	(1,691)	(3,623)	7%	(3,384)
Total other expense, net	$(1,810)	9%	$(1,661)	$(3,509)	6%	$(3,301)
As a percentage of HSNi net sales	0.2%	0 bp	0.2%	0.2%	0 bp	0.2%

Interest expense is primarily related to the term loan outstanding under the Credit Agreement. The change in interest expense between periods is primarily due to a higher average interest rate (including the impact of the interest rate swap), partially offset by a lower average outstanding balance. HSNi executed an interest rate swap with a notional amount of $187.5 million that took effect on January 31, 2014. The interest rate swap effectively fixes the floating LIBOR-based interest on $187.5 million of the outstanding term loan resulting in a fixed rate of 2.3525% (based on HSNi's leverage ratio as of June 30, 2014) on the hedged portion of the term loan.
Income Tax Provision
For the three and six months ended June 30, 2014, HSNi recorded tax provisions of $24.6 million and $40.6 million, respectively, which represents effective tax rates of 37.6% and 38.4%. For the three and six months ended June 30, 2013, HSNi recorded tax provisions of $26.4 million and $45.7 million, respectively, which represents an effective tax rate of 37.9%. The change in the effective tax rate for the six-month period ended June 30, 2014 compared to the prior year was primarily due to the non-deductibility of the $3.1 million CPSC settlement.
Liquidity and Capital Resources
As of June 30, 2014, HSNi had $122.3 million of cash and cash equivalents compared to $196.4 million as of December 31, 2013 and $92.0 million million as of June 30, 2013.
Net cash provided by operating activities for the six months ended June 30, 2014 was $28.2 million compared to $33.6 million in the prior year, a decline of $5.4 million due to a decrease in operating performance, partially offset by a decrease in working capital. Working capital decreased primarily as a result of increased inventory receipts being more than offset by the timing of payments of current liabilities, including income taxes.
Net cash used in investing activities attributable to continuing operations for the six months ended June 30, 2014 was $16.4 million and was primarily related to capital expenditures. The capital expenditures were primarily for investments in information technology and infrastructure.

Net cash used in financing activities attributable to continuing operations for the six months ended June 30, 2014 was $85.9 million. HSNi paid $51.0 million for approximately 931,000 shares of common stock repurchased during the six months ended June 30, 2014. HSNi also paid cash dividends of $0.25 per common share resulting in payments totaling $26.4 million, representing a 39% increase in the dividend declared in the prior year. HSNi repaid $6.3 million of its term loan during the six months ended June 30, 2014. HSNi had a cash outflow of $8.7 million used to cover withholding taxes for stock-based awards. Additionally, HSNi had $5.0 million of excess tax benefits from stock-based awards.

HSNi's $600 million Credit Agreement is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of the voting equity securities of HSNi's first-tier foreign subsidiaries. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. As of June 30, 2014, the balance of the term loan was $234.4 million.
The Credit Agreement contains various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of June 30, 2014, with a leverage ratio of 0.74x and an interest coverage ratio of 56.55x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of June 30, 2014 was 1.65%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $12.5 million as of June 30, 2014. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of June 30, 2014, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $337.5 million.
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
HSNi does not currently have any material commitments for capital expenditures; however, management does anticipate that HSNi will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2014 are planned at approximately $50 to $60 million and primarily relate to our investments in our distribution centers, information technology and digital commerce. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allowed HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and the actual number of shares repurchased depended on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. For the six months ended June 30, 2014, HSNi acquired under the program and subsequently retired approximately 931,000 shares of its outstanding common stock for $51.0 million at an average price of $54.76. In July 2014, HSNi completed its 10 million share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share.
HSNi's Board of Directors approved a cash dividend of $0.25 per common share. The dividend will be paid on September 17, 2014 to HSNi's record holders as of September 3, 2014.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2014. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
In the ordinary course of business, we are involved in various legal matters arising out of our operations. These matters may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, product recalls, regulatory compliance, employment matters and other claims. As of the date of this filing, we are not a party to any legal proceedings that are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows; however, litigation matters are subject to inherent uncertainties and the results of these matters cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. Moreover, any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
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
Issuer Purchases of Equity Securities
On September 27, 2011, our Board of Directors authorized us to repurchase up to 10 million shares of our common stock. Under the terms of the share repurchase program, HSNi repurchased its common stock from time to time through privately negotiated or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The timing of repurchases and the actual number of shares repurchased depended on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the company’s debt obligations and other market and economic conditions. In July 2014, HSNi completed its 10 million share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share.
Below is a summary of our common stock repurchases during the second quarter of 2014, as well as the number of shares still available for purchase as of June 30, 2014:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2014 - April 30, 2014	—	$—	—	983,822
May 1, 2014 - May 31, 2014	781,287	$54.60	781,287	202,535
June 1, 2014 - June 30, 2014	122,612	$55.86	122,612	79,923
	903,899	$54.78	903,899

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013, (iii) Consolidated Balance Sheets as of June 30, 2014, December 31, 2013 and June 30, 2014, (iv) Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2014 and Year Ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2014	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)