Form 10-Q
period 2014-09-30
HSN, Inc.
filed 2014-11-04
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
As of November 3, 2014, the registrant had 52,369,779 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$837,477	$798,890	$2,470,101	$2,384,147
Cost of sales	535,062	510,300	1,578,777	1,506,633
Gross profit	302,415	288,590	891,324	877,514
Operating expenses:
Selling and marketing	171,852	165,395	521,838	504,812
General and administrative	53,440	51,708	161,569	157,495
Depreciation and amortization	11,155	10,402	32,714	30,305
Total operating expenses	236,447	227,505	716,121	692,612
Operating income	65,968	61,085	175,203	184,902
Other income (expense):
Interest income	50	48	163	150
Interest expense	(1,883)	(1,673)	(5,506)	(5,078)
Total other expense, net	(1,833)	(1,625)	(5,343)	(4,928)
Income before income taxes	64,135	59,460	169,860	179,974
Income tax provision	(24,604)	(17,408)	(65,207)	(63,098)
Net income	$39,531	$42,052	$104,653	$116,876

Net income per share:
Basic	$0.75	$0.79	$1.98	$2.17
Diluted	$0.74	$0.77	$1.95	$2.12
Shares used in computing earnings per share:
Basic	52,420	53,234	52,829	53,849
Diluted	53,246	54,379	53,716	55,123
Dividends declared per share	$0.25	$0.18	$0.75	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$39,531	$42,052	$104,653	$116,876
Other comprehensive income (loss):
Change in fair value of derivative instrument, net of tax	523	(751)	34	867
Other comprehensive income (loss), net of tax	523	(751)	34	867
Comprehensive income	$40,054	$41,301	$104,687	$117,743

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,	September 30,
	2014	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$93,063	$196,433	$108,251
Accounts receivable, net of allowance of $13,426, $16,863 and $13,456, respectively	215,574	265,115	192,931
Inventories	477,580	327,319	383,144
Deferred income taxes	20,428	29,761	29,560
Prepaid expenses and other current assets	56,513	48,630	59,216
Total current assets	863,158	867,258	773,102
Property and equipment, net	180,009	178,720	170,903
Intangible assets, net	262,061	262,460	265,761
Goodwill	9,858	9,858	9,858
Other non-current assets	13,593	19,627	6,692
TOTAL ASSETS	$1,328,679	$1,337,923	$1,226,316
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$254,160	$255,627	$228,296
Current maturities of long-term debt	15,625	12,500	12,500
Accrued expenses and other current liabilities	203,788	207,984	171,114
Total current liabilities	473,573	476,111	411,910
Long-term debt, less current maturities	215,625	228,125	231,250
Deferred income taxes	75,868	88,034	89,893
Other long-term liabilities	15,482	16,572	11,619
Total liabilities	780,548	808,842	744,672
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,350,784, 53,002,368 and 53,015,019 issued shares at September 30, 2014, December 31, 2013 and September 30, 2013, respectively	523	530	531
Additional paid-in capital	1,724,442	1,810,072	1,824,165
Accumulated deficit	(1,177,222)	(1,281,875)	(1,343,448)
Accumulated other comprehensive income	388	354	396
Total shareholders’ equity	548,131	529,081	481,644
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,328,679	$1,337,923	$1,226,316

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	—	$—	54,854	$549	$1,964,760	$(1,460,324)	$(471)	$504,514
Net income	—	—	—	—	—	178,449	—	178,449
Other comprehensive income	—	—	—	—	—	—	825	825
Stock-based compensation expense for equity awards	—	—	—	—	14,043	—	—	14,043
Cash dividend declared on common stock	—	—	—	—	(42,281)	—	—	(42,281)
Issuance of common stock from stock-based compensation awards, including tax benefit of $9,788	—	—	885	9	20,416	—	—	20,425
Repurchases of common stock	—	—	(2,737)	(28)	(146,866)	—	—	(146,894)
Balance as of December 31, 2013	—	—	53,002	530	1,810,072	(1,281,875)	354	529,081
Net income	—	—	—	—	—	104,653	—	104,653
Other comprehensive income	—	—	—	—	—	—	34	34
Stock-based compensation expense for equity awards	—	—	—	—	11,691	—	—	11,691
Cash dividend declared on common stock	—	—	—	—	(39,488)	—	—	(39,488)
Issuance of common stock from stock-based compensation awards, including tax benefit of $6,296	—	—	360	3	(2,376)	—	—	(2,373)
Repurchases of common stock	—	—	(1,011)	(10)	(55,457)	—	—	(55,467)
Balance as of September 30, 2014	—	$—	52,351	$523	$1,724,442	$(1,177,222)	$388	$548,131

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities attributable to continuing operations:
Net income	$104,653	$116,876
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization	32,714	30,305
Stock-based compensation expense	11,691	10,279
Amortization of debt issuance costs	830	847
Deferred income taxes	(2,875)	8,412
Bad debt expense	14,987	15,001
Excess tax benefits from stock-based awards	(6,294)	(7,754)
Other	115	1,069
Changes in current assets and liabilities:
Accounts receivable	34,556	41,745
Inventories	(150,261)	(52,208)
Prepaid expenses and other assets	(9,825)	(12,725)
Accounts payable, accrued expenses and other current liabilities	(2,083)	(56,698)
Net cash provided by operating activities attributable to continuing operations	28,208	95,149
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(24,975)	(34,088)
Other	(448)	—
Net cash used in investing activities attributable to continuing operations	(25,423)	(34,088)
Cash flows from financing activities attributable to continuing operations:
Repayment of long-term debt	(9,375)	(6,250)
Repurchase of common stock	(55,467)	(137,025)
Cash dividends paid	(39,488)	(29,046)
Proceeds from issuance of common stock	2,093	5,886
Tax withholdings related to stock-based awards	(10,191)	(13,897)
Excess tax benefits from stock-based awards	6,294	7,754
Payment of contingent consideration obligation	—	(2,172)
Net cash used in financing activities attributable to continuing operations	(106,134)	(174,750)
Total cash used in continuing operations	(103,349)	(113,689)
Total cash used in discontinued operations	(21)	(152)
Net decrease in cash and cash equivalents	(103,370)	(113,841)
Cash and cash equivalents at beginning of period	196,433	222,092
Cash and cash equivalents at end of period	$93,063	$108,251

Supplemental disclosure of noncash investing activities:
Capital expenditures incurred but paid in advance	$9,100	$—

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
NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013
Capitalized software	$225,492	$215,893	$211,145
Computer and broadcast equipment	90,659	85,521	86,209
Buildings and leasehold improvements	103,955	102,437	101,316
Furniture and other equipment	87,511	83,779	82,170
Projects in progress	17,615	12,528	8,666
Land and land improvements	10,471	10,460	10,312
	535,703	510,618	499,818
Less: accumulated depreciation and amortization	(355,694)	(331,898)	(328,915)
Total property and equipment, net	$180,009	$178,720	$170,903

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$66,730	$14,255	$80,985	$57,136	$17,426	$74,562
Stock-based compensation expense	(3,086)	(795)	(3,881)	(2,128)	(896)	(3,024)
Depreciation and amortization	(7,477)	(3,678)	(11,155)	(7,368)	(3,034)	(10,402)
Gain (loss) on disposition of fixed assets	5	14	19	(10)	(41)	(51)
Operating income	$56,172	$9,796	65,968	$47,630	$13,455	61,085
Total other expense, net			(1,833)			(1,625)
Income before income taxes			64,135			59,460
Income tax provision			(24,604)			(17,408)
Net income			$39,531			$42,052

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$188,530	$34,305	$222,835	$173,205	$53,350	$226,555
Stock-based compensation expense	(9,283)	(2,408)	(11,691)	(7,712)	(2,567)	(10,279)
Depreciation and amortization	(22,337)	(10,377)	(32,714)	(21,226)	(9,079)	(30,305)
CPSC settlement (a)	—	(3,100)	(3,100)	—	—	—
Loss on disposition of fixed assets	(100)	(27)	(127)	(1,028)	(41)	(1,069)
Operating income	$156,810	$18,393	175,203	$143,239	$41,663	184,902
Total other expense, net			(5,343)			(4,928)
Income before income taxes			169,860			179,974
Income tax provision			(65,207)			(63,098)
Net income			$104,653			$116,876

(a) Results for the nine months ended September 30, 2014 include a $3.1 million settlement related to a civil penalty assessed by the Consumer Product Safety Commission. For further discussion, see Note 12-Commitments and Contingencies.

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales:
HSN	$578,297	$538,639	$1,679,271	$1,614,949
Cornerstone	259,180	260,251	790,830	769,198
Total	$837,477	$798,890	$2,470,101	$2,384,147

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$39,531	$42,052	$104,653	$116,876

Weighted average number of shares outstanding:
Basic	52,420	53,234	52,829	53,849
Dilutive effect of stock-based compensation awards	826	1,145	887	1,274
Diluted	53,246	54,379	53,716	55,123

Net income per share:
Basic	$0.75	$0.79	$1.98	$2.17
Diluted	$0.74	$0.77	$1.95	$2.12

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	790	431	792	432

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013
Secured credit agreement:
Term loan	$231,250	$240,625	$243,750
Revolving credit facility	—	—	—
Total long-term debt	231,250	240,625	243,750
Less: current maturities	(15,625)	(12,500)	(12,500)
Long-term debt, less current maturities	$215,625	$228,125	$231,250

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of September 30, 2014 with a leverage ratio of 0.70x and an interest coverage ratio of 55.58x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of September 30, 2014 was 1.66%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $13.1 million as of September 30, 2014. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of September 30, 2014, the amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and the outstanding letters of credit, was approximately $336.9 million. As of September 30, 2014, there was no outstanding balance due under the revolving credit facility.

NOTE 7—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of September 30, 2014. The interest rate swap took effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized directly to earnings in the consolidated statements of operations. The change in fair value of the interest rate swap (inclusive of reclassifications to net income) for the three and nine months months ended September 30, 2014 was income of approximately $0.5 million and less than $0.1 million, respectively, net of tax, and was included in other comprehensive income (loss).

The fair value of the interest rate swap at September 30, 2014, December 31, 2013 and September 30, 2013 was an asset of $0.6 million and was recorded in "Other non-current assets" in the consolidated balance sheets. HSNi estimates that approximately $1.1 million of unrealized losses included in accumulated other comprehensive loss related to this swap will be realized and reported in earnings within the next twelve months. See Note 8 for discussion of the fair value measurements concerning this interest rate swap.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

September 30, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$621	$—	$621	$—
Liabilities:
Contingent consideration	$—	$—	$—	$—

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$574	$—	$574	$—
Liabilities:
Contingent consideration	$1,032	$—	$—	$1,032

	September 30, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$635	$—	$635	$—
Liabilities:
Contingent consideration	$4,562	$—	$—	$4,562
HSNi's interest rate swap was carried on the balance sheet at fair value as of September 30, 2014, December 31, 2013 and September 30, 2013. The swap was entered into in December 2012 for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. The fair value is based on a valuation model which utilizes interest rate yield curves and credit spreads as the significant inputs to the model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.
In connection with the 2012 acquisition of Chasing Fireflies, the purchase price included contingent consideration that is based on achieving specific annual performance targets or a cumulative three-year performance target for the three-year period ending December 31, 2014. HSNi reassessed its current estimates of performance relative to the stated targets as of September 30, 2014 and determined Chasing Fireflies is unlikely to achieve the necessary performance targets in 2014 to earn any of the outstanding contingent consideration. Therefore, HSNi adjusted the fair value of the contingent consideration to zero in the third quarter of 2014.
The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	September 30, 2014
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$231,250	$231,250	$—	$231,250	$—

	December 31, 2013
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$240,625	$240,625	$—	$240,625	$—

	September 30, 2013
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$243,750	$243,750	$—	$243,750	$—
The fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities (level 2 criteria).

HSNi measures certain assets, such as property and equipment and intangible assets, at fair value on a nonrecurring basis. These assets are recognized at fair value if they are deemed to be impaired. During the nine months ended September 30, 2014 and 2013, there were no assets evaluated for impairment as there were no events or changes in circumstances indicating their carrying amounts may not be recoverable.
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
For the three and nine months ended September 30, 2014, HSNi recorded a tax provision of $24.6 million and $65.2 million, respectively which represents an effective tax rate of 38.4%. For the three and nine months ended September 30, 2013, HSNi recorded a tax provision of $17.4 million and $63.1 million, respectively, which represents effective tax rates of 29.3% and 35.1%, respectively. The change in the effective tax rate for the current year compared to the prior year periods was primarily due to discrete tax benefits of $3.7 million realized in the third quarter of 2013 and the non-deductibility of the $3.1 million civil penalty accrued for the Consumer Product Safety Commission settlement in the first quarter of 2014. See further discussion of the settlement in Note 12-Commitments and Contingencies.
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

NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Selling and marketing	$1,135	$818	$3,424	$2,674
General and administrative	2,746	2,206	8,267	7,605
Stock-based compensation expense before income taxes	3,881	3,024	11,691	10,279
Income tax benefit	(1,401)	(1,108)	(4,224)	(3,697)
Stock-based compensation expense after income taxes	$2,480	$1,916	$7,467	$6,582

As of September 30, 2014, there was approximately $26.2 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.3 years.
The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of September 30, 2014, there were approximately 2.5 million shares of common stock available for grants under the Plan.
HSNi can grant restricted stock, restricted stock units ("RSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time as the underlying RSUs once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes for the nine months ended September 30, 2014 and 2013 were $10.2 million and $13.9 million, respectively.
A summary of the stock-based awards granted during the nine months ended September 30, 2014 is as follows:

	Nine Months Ended September 30, 2014
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	423,579	$15.24
Restricted stock units	234,039	$55.14
Employee stock purchase plan options	43,646	$12.67
The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the SARs are estimated on the grant date using the Black-Scholes option pricing model. The weighted average assumptions used in the valuation of each for the nine months ended September 30, 2014 are as follows:

	Nine Months Ended September 30, 2014
	Black-Scholes
	Stock Appreciation Rights	Employee Stock Purchase Plan Options
Volatility factor	36.4%	22.0%
Risk-free interest rate	1.55%	0.07%
Expected term	4.7	0.5
Dividend yield	1.8%	1.7%

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allowed HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depended on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. For the nine months ended September 30, 2014, HSNi acquired under the program approximately 1.0 million shares of its outstanding common stock for $55.5 million at an average price of $54.87. In July 2014, HSNi completed its 10 million share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share. All shares were immediately retired upon purchase.
Dividend Policy
In the third quarter of 2014, HSNi's Board of Directors approved a quarterly cash dividend of $0.25 per common share. The dividend was paid on September 17, 2014 to HSNi's shareholders of record as of September 3, 2014.
In the fourth quarter of 2014, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. This represents an increase of 40% or $0.10 per common share over the prior quarterly dividend. The dividend will be paid on December 17, 2014 to HSNi's shareholders of record as of December 3, 2014.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 and 2013 (in thousands):

	2014	2013
Accumulated other comprehensive income (loss) as of January 1,	$354	$(471)
Other comprehensive (loss) income before reclassifications	(838)	1,389
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	885	—
Income tax expense	(13)	(522)
Other comprehensive income, net of tax	34	867
Accumulated other comprehensive income as of September 30,	$388	$396

NOTE 12—COMMITMENTS AND CONTINGENCIES
In cooperation with the United States Consumer Product Safety Commission (“CPSC"), Frontgate, one of the Cornerstone brands, announced in January 2011 a voluntary recall of a product sold from December 2005 through July 2010.  In June 2013, the CPSC notified the company that the CPSC was investigating whether the company complied with certain reporting requirements of the Consumer Product Safety Act.  Based on a tentative settlement with the CPSC, the company accrued $3.1 million in the first quarter of 2014 in “general and administrative” expenses in its consolidated statements of operations. A final settlement of $3.1 million was reached in the second quarter of 2014 and paid in the third quarter of 2014.
In the ordinary course of business, HSNi is a party to various audits, claims and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, product recalls, regulatory compliance, employment matters and other claims. HSNi has established reserves for specific legal or tax compliance matters that it has determined the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-

consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$578,297	7%	$538,639	$1,679,271	4%	$1,614,949
Cornerstone	259,180	—%	260,251	790,830	3%	769,198
Total HSNi net sales	$837,477	5%	$798,890	$2,470,101	4%	$2,384,147
HSNi net sales in the third quarter of 2014 increased 5%, or $38.6 million, due to 7% sales growth at HSN. Cornerstone's net sales remained relatively unchanged. Digital sales grew 7% with penetration increasing 90 basis points to 47.4%. The gross units shipped in the third quarter of 2014 increased 1% to 15.0 million and the average price point increased 3% to $62.35.
HSNi net sales in the nine months ended September 30, 2014 increased 4%, or $86.0 million, due to 4% sales growth at HSN and 3% sales growth at Cornerstone. Digital sales grew 7% with penetration increasing 160 basis points to 47.0%. The gross units shipped increased 3% to 44.3 million and the average price point increased 1% to $62.49.
HSN
HSN net sales in the third quarter of 2014 increased 7%, or $39.7 million. Digital sales grew 13% and penetration increased 200 basis points to 38.8%. There was strong sales growth in the Fashion and Beauty & Health divisions, partially offset by a decline in Jewelry. Within the Home & Other division, there were increases in the home design and electronics categories, offset by a decrease in culinary. The return rate decreased 120 basis points to 17.6% from 18.8% in the prior year primarily due to a shift to merchandise with historically lower return rates. Gross units shipped increased 3% to 11.5 million. Average price point increased 4% to $57.98 primarily due to changes in product mix and lower clearance sales.
HSN net sales in the nine months ended September 30, 2014 increased 4%, or $64.3 million. Digital sales grew 10% and penetration increased 200 basis points to 38.0%. Sales grew in all divisions with the exception of Jewelry. Within Home & Other, there was a significant increase in the home design category, offset by a decrease in electronics. The return rate decreased 110 basis points to 18.2% from 19.3% in the prior year primarily due to a shift to merchandise with historically lower return rates. Gross units shipped increased 2% to 33.9 million and average price point increased 1% to $57.33.
Divisional product sales mix at HSN is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Jewelry	9.9%	11.6%	10.7%	12.2%
Fashion (apparel & accessories)	15.5%	14.5%	15.6%	15.1%
Beauty & Health	24.3%	23.6%	25.8%	25.1%
Home & Other (including household, home design, electronics and culinary)	50.3%	50.3%	47.9%	47.6%
Total	100.0%	100.0%	100.0%	100.0%
Cornerstone
Cornerstone net sales in the third quarter of 2014 decreased $1.1 million to $259.2 million. Sales grew in the home brands, offset by lower sales in the apparel brands, particularly Garnet Hill. Digital sales penetration was 66.5%, consistent with the prior year. Catalog circulation decreased 4% compared to the prior year; circulation increased in the home brands but were more than offset by lower circulation in the apparel brands.

Cornerstone net sales in the nine months ended September 30, 2014 increased 3%, or $21.6 million. The increase in net sales was driven by sales growth in the home brands, partially offset by lower sales in the apparel brands, particularly Garnet Hill. Digital sales grew 4% with penetration increasing 60 basis points to 65.9%, up from 65.3% in the prior year. Catalog circulation increased 3% compared to the prior year.

The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	75.6%	71.8%	77.3%	74.4%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith)	24.4%	28.2%	22.7%	25.6%
Total	100.0%	100.0%	100.0%	100.0%

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$202,730	9%	$186,240	$589,805	4%	$566,059
HSN gross margin percentage	35.1%	50 bp	34.6%	35.1%	0 bp	35.1%
Cornerstone	$99,685	(3)%	$102,350	$301,519	(3)%	$311,455
Cornerstone gross margin percentage	38.5%	(80 bp)	39.3%	38.1%	(240 bp)	40.5%
HSNi	$302,415	5%	$288,590	$891,324	2%	$877,514
HSNi gross margin percentage	36.1%	0 bp	36.1%	36.1%	(70 bp)	36.8%
bp = basis points

HSN
Gross profit for HSN in the third quarter of 2014 increased 9%, or $16.5 million. Gross margin increased 50 basis points to 35.1% primarily due to lower clearance sales and higher product margins, partially offset by higher net shipping expense.
Gross profit for HSN in the nine months ended September 30, 2014 increased 4%, or $23.7 million. Gross margin was 35.1%, consistent with the prior year. The gross margin was favorably impacted by changes in product mix (primarily from electronics to home design and beauty) and lower clearance sales, offset by an increase in net shipping expense.
Cornerstone
Gross profit for Cornerstone in the third quarter of 2014 decreased 3%, or $2.7 million, compared to the prior year. Gross margin decreased 80 basis points to 38.5% due to lower net shipping margins and increased promotional activity primarily in the apparel brands.
Gross profit for Cornerstone in the nine months ended September 30, 2014 decreased 3%, or $9.9 million, compared to the prior year. Gross margin decreased 240 basis points to 38.1% primarily due to increased promotional activity in response to competitive market conditions and liquidations to sell through prior year end inventory positions in the apparel brands, particularly Garnet Hill.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$100,011	7%	$93,656	$295,930	3%	$287,652
As a percentage of HSN net sales	17.3%	(10 bp)	17.4%	17.6%	(20 bp)	17.8%
Cornerstone	$71,841	—%	$71,739	$225,908	4%	$217,160
As a percentage of Cornerstone net sales	27.7%	10 bp	27.6%	28.6%	40 bp	28.2%
HSNi	$171,852	4%	$165,395	$521,838	3%	$504,812
As a percentage of HSNi net sales	20.5%	(20 bp)	20.7%	21.1%	(10 bp)	21.2%
HSNi's selling and marketing expense in the third quarter of 2014 increased 4%, or $6.5 million, and was 20.5% of net sales compared to 20.7% in the prior year. The increase in expense at HSN was primarily due to higher net marketing expense, additional distribution of HSN2 and an increase in healthcare costs. Cornerstone's expense was relatively flat, although did experience increases in personnel costs and healthcare costs for its call center, which were offset by lower catalog costs, the result of a 4% decrease in circulation.
HSNi's selling and marketing expense in the nine months ended September 30, 2014 increased 3%, or $17.0 million, and was 21.1% of net sales compared to 21.2% in the prior year. The increase was primarily due to higher catalog costs associated with a 3% increase in Cornerstone's circulation; additional on-air distribution of HSN2; an increase in employee-related costs at Cornerstone, particularly for its call center; an increase in digital marketing; and an increase in healthcare costs.
General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$39,069	4%	$37,587	$114,727	1%	$113,942
As a percentage of HSN net sales	6.8%	(20 bp)	7.0%	6.8%	(30 bp)	7.1%
Cornerstone	$14,371	2%	$14,121	$46,842	8%	$43,553
As a percentage of Cornerstone net sales	5.5%	10 bp	5.4%	5.9%	20 bp	5.7%
HSNi	$53,440	3%	$51,708	$161,569	3%	$157,495
As a percentage of HSNi net sales	6.4%	(10 bp)	6.5%	6.5%	(10 bp)	6.6%
HSNi’s general and administrative expense in the third quarter of 2014 increased 3%, or $1.7 million, and was 6.4% of net sales compared to 6.5% in the prior year. The increase in expense was primarily due to higher bad debt expense driven by an increase in utilization of HSN's extended payment program ("FlexPay"). Additionally, there was a decrease in severance-related costs that was offset by increases in other employee-related costs.
HSNi’s general and administrative expense in the nine months ended September 30, 2014 increased 3%, or $4.1 million, and was 6.5% of net sales compared to 6.6% in the prior year. The increase in expense was primarily due to two legal settlements and associated legal fees (including a $3.1 million settlement with the Consumer Product Safety Commission ("CPSC")). Additionally, there was a decrease in severance-related costs that was offset by increases in other employee-related costs.
In June 2013, the CPSC notified the Company that the CPSC was investigating whether the Company complied with certain reporting requirements of the Consumer Product Safety Act related to a product sold from December 2005 through July 2010 at one of the Cornerstone brands.  In June 2014, the Company reached a $3.1 million settlement for the civil penalty assessed by the CPSC which was accrued in the first quarter of 2014 in "general and administrative" expense in the consolidated statements of operations. Excluding the impact of the CPSC settlement, Cornerstone's general and administrative expense for the nine months ended September 30, 2014 would have been relatively unchanged from the prior year and would have been 5.5% of net sales, compared to 5.7% in the prior year. See further discussion of the settlement in Note 12-Commitments and Contingencies of the Notes to Consolidated Financial Statements.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,477	1%	$7,367	$22,337	5%	$21,226
Cornerstone	3,678	21%	3,035	10,377	14%	9,079
HSNi	$11,155	7%	$10,402	$32,714	8%	$30,305
As a percentage of HSNi net sales	1.3%	0 bp	1.3%	1.3%	0 bp	1.3%

Depreciation and amortization in the third quarter of 2014 increased 7%, or $0.8 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures related to information technology and infrastructure.

Depreciation and amortization in the nine months ended September 30, 2014 increased 8%, or $2.4 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures related to information technology and infrastructure.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$66,730	17%	$57,136	$188,530	9%	$173,205
As a percentage of HSN net sales	11.5%	90 bp	10.6%	11.2%	50 bp	10.7%
Cornerstone	$14,255	(18)%	$17,426	$34,305	(36)%	$53,350
As a percentage of Cornerstone net sales	5.5%	(120 bp)	6.7%	4.3%	(260 bp)	6.9%
HSNi	$80,985	9%	$74,562	$222,835	(2)%	$226,555
As a percentage of HSNi net sales	9.7%	40 bp	9.3%	9.0%	(50 bp)	9.5%
HSNi's Adjusted EBITDA in the third quarter of 2014 increased 9%, or $6.4 million, and was 9.7% of net sales compared to 9.3% in the prior year. The increase in HSNi's Adjusted EBITDA is due to the 5% net sales and a 40 basis point improvement in operating expense leverage (excluding non-cash charges). HSN's Adjusted EBITDA increased 17%, or $9.6 million, due to 7% growth in net sales, a 50 basis point increase in gross margin and a 50 basis point improvement in operating expense leverage (excluding non-cash charges). HSN’s improved operating expense leverage is primarily due to severance costs incurred in the prior year, efficiencies in its call center and leverage over its on-air distribution costs driven by the increase in sales. Cornerstone's Adjusted EBITDA decreased 18%, or $3.2 million, primarily due to an 80 basis point decline in gross margin and a 40 basis point decline in operating expense leverage (excluding non-cash charges).
HSNi's Adjusted EBITDA in the nine months ended September 30, 2014 decreased 2%, or $3.7 million, and was 9.0% of net sales compared to 9.5% in the prior year. The decrease in HSNi's Adjusted EBITDA was primarily due to a 70 basis point decline in the gross margin primarily due to increased promotional activity at Cornerstone. HSN's Adjusted EBITDA increased 9%, or $15.3 million, primarily due to 4% growth in net sales and 40 basis point improvement in operating expense leverage (excluding non-cash charges). HSN’s improved operating expense leverage is primarily due to lower employee compensation-related costs as a result of lower headcount, a decrease in severance costs and efficiencies in its call center. Cornerstone's Adjusted EBITDA decreased 36%, or $19.0 million, primarily due to a gross margin decline of 240 basis points due to increased promotional activity.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
HSN	$56,172	18%	$47,630	$156,810	9%	$143,239
As a percentage of HSN net sales	9.7%	90 bp	8.8%	9.3%	40 bp	8.9%
Cornerstone	$9,796	(27)%	$13,455	$18,393	(56)%	$41,663
As a percentage of Cornerstone net sales	3.8%	(140 bp)	5.2%	2.3%	(310 bp)	5.4%
HSNi	$65,968	8%	$61,085	$175,203	(5)%	$184,902
As a percentage of HSNi net sales	7.9%	30 bp	7.6%	7.1%	(70 bp)	7.8%
HSNi's operating income in the third quarter of 2014 increased 8%, or $4.9 million, and was 7.9% of net sales compared to 7.6% in the prior year. The increase was due to the 5% or $38.6 million increase in net sales and 40 basis point decrease in operating expense leverage.
HSNi's operating income in the nine months ended September 30, 2014 decreased 5%, or $9.7 million, and was 7.1% of net sales compared to 7.8% in the prior year. The decrease was due to a 70 basis point decline in gross margin primarily due to Cornerstone's increased promotional activity and the $3.1 million CPSC settlement recorded in the current year.
Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	Change	2013	2014	Change	2013
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$50	4%	$48	$163	9%	$150
Interest expense	(1,883)	13%	(1,673)	(5,506)	8%	(5,078)
Total other expense, net	$(1,833)	13%	$(1,625)	$(5,343)	8%	$(4,928)
As a percentage of HSNi net sales	0.2%	0 bp	0.2%	0.2%	0 bp	0.2%

Interest expense is primarily related to the term loan outstanding under the Credit Agreement. The change in interest expense between periods is primarily due to a higher average interest rate (including the impact of the interest rate swap), partially offset by a lower average outstanding balance. HSNi executed an interest rate swap with a notional amount of $187.5 million that took effect on January 31, 2014. The interest rate swap effectively fixes the floating LIBOR-based interest on $187.5 million of the outstanding term loan resulting in a fixed rate of 2.3525% (based on HSNi's leverage ratio as of September 30, 2014) on the hedged portion of the term loan.
Income Tax Provision
For the three and nine months ended September 30, 2014, HSNi recorded tax provisions of $24.6 million and $65.2 million, respectively, which represents an effective tax rate of 38.4%. For the three and nine months ended September 30, 2013, HSNi recorded tax provisions of $17.4 million and $63.1 million, respectively, which represents effective tax rates of 29.3% and 35.1%, respectively. The change in the effective tax rate for the current year compared to the prior year periods was primarily due to discrete tax benefits of $3.7 million realized in the third quarter of 2013 and the non-deductibility of the $3.1 million settlement with the CPSC recognized in the first quarter of 2014.
Liquidity and Capital Resources
As of September 30, 2014, HSNi had $93.1 million of cash and cash equivalents compared to $196.4 million as of December 31, 2013 and $108.3 million as of September 30, 2013.
Net cash provided by operating activities for the nine months ended September 30, 2014 was $28.2 million compared to $95.1 million in the prior year, a decline of $66.9 million. The decrease is primarily due to an increase in inventories, partially offset by the timing of payments of accounts payable and income taxes. Inventory growth in the third quarter outpaced the prior year as HSN normalized its inventory levels to support future sales growth, made strategic investments in certain proprietary products in its home division and enhanced its digital assortment.

Net cash used in investing activities attributable to continuing operations for the nine months ended September 30, 2014 was $25.4 million and was primarily related to capital expenditures. The capital expenditures were primarily for investments in information technology and infrastructure.
Net cash used in financing activities attributable to continuing operations for the nine months ended September 30, 2014 was $106.1 million. HSNi paid $55.5 million for approximately 1.0 million shares of common stock repurchased during the nine months ended September 30, 2014. HSNi also paid cash dividends of $0.25 per common share resulting in payments totaling $39.5 million, representing a 39% increase in the dividend per common share declared in the prior year. HSNi repaid $9.4 million of its term loan during the nine months ended September 30, 2014. HSNi had a cash outflow of $10.2 million used to cover withholding taxes for stock-based awards. Additionally, HSNi had $6.3 million of excess tax benefits from stock-based awards.

HSNi's $600 million Credit Agreement is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of the voting equity securities of HSNi's first-tier foreign subsidiaries. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which includes a $350 million revolving credit facility and a $250 million term loan, may be increased up to $850 million subject to certain conditions and expires April 24, 2017. As of September 30, 2014, the balance of the term loan was $231.3 million.
The Credit Agreement contains various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of September 30, 2014, with a leverage ratio of 0.70x and an interest coverage ratio of 55.58x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of September 30, 2014 was 1.66%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $13.1 million as of September 30, 2014. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of September 30, 2014, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $336.9 million.
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
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allowed HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and the actual number of shares repurchased depended on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. For the nine months ended September 30, 2014, HSNi acquired under the program and subsequently retired approximately 1.0 million shares of its outstanding common stock for $55.5 million at an average price of $54.87. In July 2014, HSNi completed its 10 million share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share.

In the fourth quarter of 2014, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. This dividend represents a 40% increase in the prior dividend of $0.25 per share. The dividend will be paid on December 17, 2014 to HSNi's record holders as of December 3, 2014.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2014. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Below is a summary of our common stock repurchases during the third quarter of 2014:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2014 - July 31, 2014	79,923	$56.16	79,923	—
	79,923	$—	79,923

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013, (iii) Consolidated Balance Sheets as of September 30, 2014, December 31, 2013 and September 30, 2014, (iv) Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2014 and Year Ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2014	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)