Form 10-K
period 2014-12-31
HSN, Inc.
filed 2015-02-26
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-K
 ______________________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates as of June 30, 2014 (the registrant’s most recently completed second fiscal quarter), was $1,889,878,508 (based on a closing price of $59.24 per share for the registrant’s common stock on the NASDAQ Global Select Market).
As of February 25, 2015, the registrant had 52,430,415 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2014 fiscal year end are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. These forward-looking statements include, among other things, statements relating to the following: HSN, Inc.’s ("HSNi's") future financial performance, HSNi’s business prospects and strategy, anticipated trends and prospects in the various markets in which HSNi’s businesses operate and other similar matters. These forward-looking statements relate to expectations concerning matters that are not historical fact and are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance.
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

•
any technological or regulatory developments that could negatively impact the way we do business, including developments requiring us to collect and remit state and local sales and use taxes in states where we do not currently do so;

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
HSN is an interactive entertainment and lifestyle retailer offering a curated assortment of exclusive products and top brand names to its customers primarily through television home shopping programming on the HSN television networks and other direct-response television marketing, through its business-to-consumer digital commerce site HSN.com, through mobile applications and through its outlet stores. HSN incorporates entertainment, inspiration and personalities to provide an entirely unique shopping experience.
Cornerstone is comprised of interactive, aspirational home and apparel lifestyle brands, including Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith. Cornerstone operates seven separate digital sales sites, distributes approximately 325 million catalogs annually and operates 11 retail and outlet stores. For financial information about our operating segments, please refer to Note 6 to our audited consolidated financial statements, as well as to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which are included elsewhere in this document.
Our principal offices are located at 1 HSN Drive, St. Petersburg, Florida 33729 and our main telephone number is 727-872-1000. Our website is located at http://www.hsni.com.
History
HSNi’s predecessor company began broadcasting television home shopping programming from its studios in St. Petersburg, Florida in 1981 and, by 1985, was broadcasting this programming through a national network of cable and local television stations 24 hours a day, seven days a week. The company continued to broaden its national distribution network through a combination of cable, satellite and broadcast systems and, as of December 31, 2014, the HSN television networks reached approximately 95.0 million residential homes in the United States.
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
HSN
Overview
HSN includes the HSN television networks and other direct-response television marketing; its related website, HSN.com; its mobile applications and a limited number of outlet stores. The HSN television network broadcasts live, customer interactive home shopping programming 24 hours a day, seven days a week. HSN2, which debuted in August 2010, is a network that primarily distributes taped programming on a limited distribution basis. HSN’s programming is intended to promote sales and customer loyalty through a combination of product quality, value and selection, coupled with product information, entertainment and interactive experiences. Programming is divided into separately televised segments, most of which have hosts who present and convey information regarding featured products, sometimes with the assistance of a celebrity, industry expert, representative from the product vendor or someone retained to aid in the sale of the products. HSN also produces entertainment such as live concerts to entertain and engage with customers and promote certain products. HSN.com is a business-to-consumer digital commerce site that sells all of the merchandise offered on the HSN television networks, together with complementary products and select merchandise sold exclusively on HSN.com. HSN provides seamless experiences across all digital platforms and optimizes each unique platform by delivering exclusive content both at HSN.com and on mobile phones and tablets, including the iPad, iPhone and Android and Windows devices. The HSN strategy is to create immersive experiences, offer differentiated products and leverage technology to build seamless relationships with its customers across all of its platforms. HSN fosters social communities as part of the HSN experience to encourage customers to share their product finds, thoughts and reviews with their friends via Facebook, Twitter, Pinterest and Instagram.
Reach
HSN produces live programming for the HSN television network primarily from its studios in St. Petersburg, Florida, and distributes this programming by means of satellite uplink facilities, which it owns and operates, to a satellite transponder which is leased on a full-time basis through May 2019. The satellite transponder lease provides for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite.

As of December 31, 2014 and 2013, the HSN television networks reached approximately 95.0 million homes of the approximately 113.8 million and 115.6 million homes, respectively, in the United States with a television set. Television households reached by the HSN television networks as of December 31, 2014 and 2013 primarily include approximately 64.3 million and 64.1 million households capable of receiving cable and/or telephone company ("Telco") transmissions, respectively, and approximately 30.7 million and 30.9 million direct broadcast satellite system, or DBS, households, respectively.

Pay Television Distribution

HSN has entered into distribution and affiliation agreements with cable television, Telco and DBS operators, collectively referred to in this document as pay television operators, in the United States to carry the HSN television networks, as well as to promote the networks by carrying related commercials and distributing related marketing materials to their respective subscriber bases. HSN currently has contracts with many local and national pay television operators to distribute HSN television programming.

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

HSN typically negotiates agreements that require HSN to pay monthly or annual fees. Distribution and affiliation agreements with pay television operators expire from time to time and renewal and negotiation processes may be lengthy. At any given time in the ordinary course of business HSN is likely to be engaged in renewal and/or negotiation processes with multiple pay television operators. In some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television network continues to be carried by the relevant pay television operator without an effective affiliation agreement in place or via month-to-month contracts. HSN expects that any extension of agreements that have expired will be on terms that, when taken as a whole, are commercially reasonable to HSN and competitive with the economics of other pay television operators.
Broadcast Television Distribution
As of December 31, 2014, HSN also had affiliation agreements with 87 broadcast television stations for leased carriage of the HSN television network with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates or commissions based on a percentage of the net merchandise sales to their viewership bases. HSNi’s subsidiary, Ventana Television, Inc. also owns 25 broadcast television stations that carry the HSN television networks on a full-time basis.
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

Frontgate features premium, high quality, luxury bed, bath, kitchen, outdoor, patio, garden and pool furnishings and accessories. Ballard Designs features European‑inspired bed, bath, dining, outdoor and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Grandin Road offers an affordable style assortment of products ranging from occasional furniture, accessories, holiday décor and outdoor furniture and Improvements features thousands of innovative home, patio and outdoor products.
Garnet Hill offers apparel and accessories for women and children as well as bed and bath furnishings and soft goods. TravelSmith offers travel wear for men and women and related accessories. Chasing Fireflies is a leading children's and family lifestyle brand offering keepsake-quality apparel, costumes, gifts and accessories.
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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2014 of approximately 325 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.
Cornerstone also operates websites for each of its featured brands, such as Frontgate.com, BallardDesigns.com, Chasing-Fireflies.com, GarnetHill.com, GrandinRoad.com, TravelSmith.com and Improvementscatalog.com. These websites serve as additional storefronts for products featured in related print catalogs, as well as provide customers with additional content and product assortments to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online. In addition, a growing number of customers use mobile devices to shop the Cornerstone brands.
Supply
HSN and Cornerstone purchase products by way of short- and long-term contracts and purchase orders, including products made to their respective specifications, as well as name brand merchandise and lines from third party partners, typically with certain exclusive rights. The terms of these contracts and purchase orders vary depending upon the underlying products, the retail channel in which the products will ultimately be sold and the method of sale. In some cases, these contracts provide for the payment of additional amounts to partners in the form of commissions, the amount of which is based upon the achievement of agreed upon sales targets, among other milestones. In addition, in the case of some purchases, HSNi may have certain return, extended payment and/or termination rights. The mix and source of products generally depends upon a variety of factors, including price and availability, and HSNi manages inventory levels through periodic, ongoing analyses of anticipated and current sales. No single vendor accounted for more than 10% of HSNi’s consolidated net sales in 2014, 2013 or 2012.
Marketing and Merchandising
HSNi offers our customers a broad assortment of differentiated products in a compelling, informative and entertaining format that will inspire them to regularly engage and shop with us. For example, HSN frequently collaborates with experts from a variety of fields to present special events on the HSN television network featuring HSN products and relevant expert content. HSN produces live entertainment as a way to further engage with our customers. These events are staged at HSN’s television studios or elsewhere. Certain special events are also featured on HSN.com and HSN2 for a limited period of time following their live broadcast on the HSN television network. HSN also has integrated a gamification strategy into its e-commerce platform to promote customer loyalty and engagement. In addition, HSN.com has over 50,000 video demonstrations of products and how-to videos.

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

HSN's credit card program offers eligible customers a private label credit card. All cardholders receive certain rewards and benefits which are designed to recognize and promote client loyalty. HSN designs, executes and administers marketing programs to promote usage of the card to current and potential customers. These marketing programs are funded largely by the sponsoring bank. Typically, customers using the HSN private label credit card shop with HSN more frequently, as well as spend more money per visit, than customers not using the card. In addition to fostering greater customer loyalty and driving more sales, HSN also saves on interchange fees that it would incur if its customers used third-party cards. Purchases made through the private label credit card represented 31%, 28% and 27% of HSN's business in 2014, 2013 and 2012, respectively.

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
HSNi offers traditional payment options, such as credit and certain debit cards. In addition, HSN also offers other payment options including private label credit cards, Paypal and Flexpay. By utilizing Flexpay, customers may pay for select merchandise in two to six interest-free, monthly credit or debit card payments. HSN also offers its customers the convenience of ordering products under its Autoship program, through which customers may arrange to have products automatically shipped and billed at scheduled intervals. Standard and express shipping options are available and customers may generally return most merchandise for a full refund or exchange in accordance with applicable return policies (which vary by brand and business). Returns generally must be received within specified time periods after purchase, ranging from a minimum of thirty days to a maximum of one year, depending upon the applicable policy.
HSNi seeks to fulfill customer orders and process returns quickly and accurately from a network of fulfillment centers. For HSN, these centers are located in Tennessee, California, Virginia and New York, and for Cornerstone, the fulfillment centers are located in Ohio and Arizona. HSNi contracts with several third party carriers and other fulfillment partners for the delivery of products to its customers and processing of returns.
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
Employees
As of January 22, 2015, HSNi employed approximately 6,900 employees. No HSNi employees are represented by unions or other similar organizations and HSNi considers its relations with its employees to be good.
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

We operate in a rapidly evolving and highly competitive retail business environment. We have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as QVC and ShopHQ, infomercial retailers, internet retailers, and mail-order and catalog companies. Many of our current and potential competitors are larger, have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

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
We typically seek to enter into long-term distribution and affiliation agreements with these major pay television operators; however, in some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television networks continue to be carried by the relevant pay television operator without an effective agreement in place. We currently provide service to approximately 50% of our total subscribers pursuant to month-to-month contracts or contracts that have expired. In addition, another 40% of our subscribers are represented by contracts that expire within one year. Renewal and negotiation processes with pay television operators are typically lengthy. No assurance can be given that we will be successful in negotiating renewals with all these operators or that the financial and other terms of renewal will be on acceptable terms. The failure to successfully renew or negotiate new distribution and affiliation agreements covering a material portion of the existing cable and satellite households on acceptable terms could adversely affect our growth, sales revenue and earnings.
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
Our success is dependent upon the continued ability of HSN to transmit the HSN television networks to broadcast and pay television operators from its satellite uplink facilities, which transmission is subject to the Federal Communications Commission (“FCC”) compliance. HSN has entered into a satellite transponder lease to provide for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite. Any such disruption could have a material adverse effect on our competitive position, business and results of operations.
Interruption and the lack of integration and redundancy in our systems and infrastructures may adversely affect our ability to broadcast, operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations.
We use the internet, mobile devices, social networking and other online activities to connect with our customers. Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructures, including websites, information and related systems, call centers and fulfillment facilities. We may experience occasional system interruptions, including those caused by system conversions, that make some or all systems or data unavailable or prevent our businesses from efficiently providing services or fulfilling orders. We also rely on affiliate and third-party computer systems, broadband and other communications systems and service providers in connection with the provision of services generally, as well as to facilitate, process and fulfill transactions. Any interruptions, outages or delays in our systems and infrastructures, our businesses, our affiliates and/or third parties, or deterioration in the performance of these systems and infrastructures, could impair our ability to provide services, fulfill orders and/or process transactions. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, acts of war or terrorism, acts of God and similar events or disruptions may damage or interrupt broadcast, computer, broadband or other communications systems and infrastructures at any time. In addition, we have observed an increase in the number of cyber attacks that include gaining access to digital systems for purposes of corrupting data or causing operational disruption. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing services, fulfilling orders and/or processing transactions which could have an adverse impact on our competitive position, business and results of operations. While we have backup systems for certain aspects of our operations, these systems are not fully redundant and disaster recovery planning is not sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

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
U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local sales taxes with respect to sales from out-of-state retailers.  As a result, approximately 38% of our revenue is not currently subject to sales tax or its equivalent. However, an increasing number of states have adopted or are considering laws that attempt to impose obligations on out-of-state retailers to collect taxes on their behalf.  Congress is also considering legislation allowing states to require out-of-state sellers to collect sales and use taxes.  It is not possible to predict with any degree of certainty the outcome of these initiatives or the impact of these initiatives on our business and marketing strategies that we are considering or may consider in the future.

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
We purchase merchandise from a wide variety of third party vendors, manufacturers and other sources pursuant to short- and long-term contracts and purchase orders. Our ability to identify and establish relationships with these parties, as well as access quality merchandise in a timely and efficient manner on acceptable terms and at acceptable costs, can be challenging. In particular, we purchase a significant amount of merchandise from vendors and manufacturers abroad and have experienced (and expect to continue to experience) increased costs for goods sourced in these markets. We depend on the ability of vendors and manufacturers in the U.S. and abroad to produce and deliver goods that meet applicable quality standards, which is impacted by a number of factors not within the control of these parties, such as political or financial instability, trade restrictions, tariffs, currency exchange rates, transport capacity, labor actions and costs, among others. In particular, Cornerstone is dependent, in significant part, upon independent, third party manufacturers to produce its private label merchandise.
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
In addition, e-commerce is characterized by evolving industry standards, frequent new service and product introductions and enhancements, as well as changing customer demands and increasing privacy and data security needs. If we are not able to adapt quickly enough and/or in a cost-effective manner to these changes it could result in lost sales which would negatively impact our results of operations.

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
The manner in which we sell and promote merchandise and related claims and representations made in connection with these efforts is regulated by federal, state and local law. We may be exposed to potential liability from claims by consumers or from federal, state and local regulators and law enforcement agencies, including, but not limited to, for personal injury, product safety, wrongful death and damage to personal property relating to merchandise sold and/or misrepresentation of merchandise features and/or benefits. In certain instances, we have the right to seek indemnification for related liabilities from our vendors and may require such vendors to carry minimum levels of product liability and errors and omissions insurance. These vendors, however, may be unable to obtain suitable coverage or maintain this coverage on acceptable terms; this insurance may provide inadequate coverage against all potential claims or may not even be available with respect to a particular claim. If insurance is insufficient or unavailable, our vendor may have insufficient resources to cover their indemnification obligations, or if our vendor ceases to do business, our results of operations could be negatively impacted. Even if vendors can satisfy their financial obligations, our brand and reputation could be negatively impacted.
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
Our leveraged capital structure may adversely affect our financial condition, results of operations and earnings per share.
We completed a leveraged recapitalization transaction during the fiscal quarter ending March 31, 2015, which included increasing our level of indebtedness and the payment of a special cash dividend of approximately $524 million. The existence of increased debt could have important consequences including, among other things:

•	require a more substantial portion of our cash flows from operations to be dedicated to the payment of principal and interest on our indebtedness;

•
limit our ability to use cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions, investments, dividends, stock repurchases or other general corporate purposes;

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
Mergers and acquisitions entail a number of risks including, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the companies and the potential loss of key employees and customers as a result of changes in management. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisition.
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
HSNi owns its corporate headquarters in St. Petersburg, Florida, which consist of approximately 600,000 square feet of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for HSN. HSN owns its fulfillment center in Piney Flats, Tennessee. HSN leases its fulfillment centers in Fontana, California; Roanoke, Virginia; and Ronkonkoma, New York; as well as four outlet stores and other properties in various locations in the United States for administrative offices and data centers pursuant to leases that expire in 2015 through 2022. Cornerstone owns an office and storage facility in Franconia, New Hampshire. Cornerstone leases its fulfillment centers in West Chester, Ohio and Phoenix, Arizona. It also leases other properties consisting of administrative offices, 11 retail stores and outlets, and photo centers in various locations throughout the United States, all pursuant to leases with expiration dates ranging from 2015 to 2020.

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
In the ordinary course of business, we are involved in various legal matters arising out of our operations. These matters may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, regulatory compliance, employment matters and other claims. As of the date of this filing, we are not a party to any legal proceedings that are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows; however, litigation matters are subject to inherent uncertainties and the results of these matters cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. Moreover, any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

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

	Sales Price
Fiscal 2014	High	Low	Dividends
Fourth Quarter	$77.82	$59.67	$0.35
Third Quarter	$62.32	$54.40	$0.25
Second Quarter	$61.40	$52.93	$0.25
First Quarter	$62.59	$53.00	$0.25
Fiscal 2013
Fourth Quarter	$63.54	$50.03	$0.25
Third Quarter	$65.00	$52.79	$0.18
Second Quarter	$58.56	$50.76	$0.18
First Quarter	$60.87	$49.14	$0.18

During the fourth quarters of 2014 and 2013, our Board of Directors approved increases in our quarterly cash dividend of 40% and 39%, respectively. In January 2015, our Board of Directors approved a special cash dividend of $10.00 per share payable February 19, 2015 to shareholders of record as of February 9, 2015. Additionally, in February 2015, our Board of Directors approved a quarterly cash dividend of $0.35 per share payable March 25, 2015 to shareholders of record as of March 11, 2015. We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past quarterly declaration. However, any determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. Our credit agreement limits the amount of and our ability to pay cash dividends.

Holders
As of January 21, 2015, there were 1,512 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.

Issuer Purchases of Equity Security
On September 27, 2011, our Board of Directors authorized us to repurchase up to 10 million shares of our common stock. In July 2014, HSNi completed the 10 million share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share.
Effective January 27, 2015, our Board of Directors authorized a new share repurchase program allowing us to repurchase up to 4 million shares of our common stock, principally to offset dilution related to HSNi's equity compensation programs. Under the terms of the share repurchase program, HSNi will repurchase its common stock from time to time through privately negotiated or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the company’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time.
There were no shares repurchased under either share repurchase program during the three months ended December 31, 2014.

Performance Graph
The graph depicted below compares the five-year performance of our common stock with the cumulative total return on the S&P 500 Retailing Index and the Russell 2000 Index from December 31, 2009 through December 31, 2014.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
HSN, Inc.	100.00	151.81	180.22	277.31	318.16	395.12
S&P 500 Retailing Index	100.00	128.49	137.48	176.46	259.37	285.15
Russell 2000 Index	100.00	126.86	121.56	141.43	196.34	205.95

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data for HSNi. The information in this table is not necessarily indicative of future performance and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included herein.
For information about the shares used in computing earnings per share, see Note 10 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$3,587,995	$3,403,983	$3,266,739	$3,069,356	$2,884,308
Operating income	284,609	282,654	258,744	239,042	198,803
Income from continuing operations	172,984	178,449	136,497	127,652	100,441
Net income (1)	172,984	178,449	130,675	123,070	98,523
Income from continuing operations per share:
Basic	$3.28	$3.33	$2.42	$2.18	$1.75
Diluted	$3.23	$3.25	$2.36	$2.10	$1.69
Net income per share:
Basic	$3.28	$3.33	$2.32	$2.10	$1.72
Diluted	$3.23	$3.25	$2.25	$2.03	$1.65
Shares used in computing earnings per share:
Basic	52,736	53,640	56,314	58,636	57,414
Diluted	53,633	54,857	57,956	60,689	59,546
Dividends declared per common share	$1.10	$0.79	$0.555	$0.125	$—

Balance Sheet Data (end of period):
Working capital	$440,322	$391,147	$384,868	$505,901	$451,406
Total assets	1,432,194	1,337,923	1,331,952	1,394,973	1,345,743
Total debt, including current maturities	228,126	240,625	250,000	239,111	308,758
Other long-term liabilities, including deferred income taxes	105,366	104,606	94,988	101,947	100,107

(1)	Loss from discontinued operations for the periods presented includes the income and losses for The Territory Ahead and Smith+Noble, two brands sold by Cornerstone in 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Management Overview
HSNi offers innovative, differentiated retail experiences and markets and sells a wide range of third party and proprietary merchandise directly to consumers through its two operating segments, HSN and Cornerstone. HSN's business platforms include (i) the television home shopping programming broadcast on the HSN television networks; (ii) the HSN.com website; (iii) mobile applications; (iv) outlet stores; and (v) direct-response television marketing. Cornerstone's business platforms include (i) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (ii) websites, consisting primarily of the seven branded websites operated by Cornerstone; (iii) retail and outlet stores; and (iv) mobile devices.
Sources of Revenue
HSN revenue includes merchandise sales originating from the live television broadcasts of its programming 24 hours per day, seven days a week; HSN2, a network that primarily distributes taped programming on a limited distribution basis; the HSN.com website; mobile handheld devices; through outlet stores; and direct-response television marketing. HSN also sells merchandise through its "Autoship" program under which customers receive scheduled merchandise shipments according to a pre-determined calendar.
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

	Year Ended December 31,
	2014	Change	2013	Change	2012
	(Dollars in thousands)
HSN	$2,476,088	7%	$2,312,382	2%	$2,265,026
Cornerstone	1,111,907	2%	1,091,601	9%	1,001,713
Total HSNi net sales	$3,587,995	5%	$3,403,983	4%	$3,266,739

HSNi net sales in 2014 increased 5%, or $184.0 million, due to 7% sales growth at HSN and 2% sales growth at Cornerstone. Digital sales grew 9% with penetration increasing 150 basis points to 48.0%, up from 46.5% in the prior year. The number of units shipped in 2014 increased 4% to 63.6 million and the average price point increased 1% to $63.24.
HSNi net sales in 2013 increased 4%, or $137.2 million, due to 2% sales growth at HSN and 9% sales growth at Cornerstone. Digital sales grew 9% with penetration increasing 210 basis points to 46.5%, up from 44.4% in the prior year. The number of units shipped in 2013 increased 4% to 61.2 million and the average price point decreased 1% to $62.37.
HSN

HSN net sales in 2014 increased 7%, or $163.7 million. Sales grew in all divisions except Jewelry with significant growth in the home design category. Digital sales grew 14% with penetration increasing 240 basis points to 39.4%, up from 37.0% in the prior year. The return rate decreased 110 basis points to 17.7% from 18.8% in the prior year primarily due to a shift from merchandise with historically higher return rates, such as jewelry, to merchandise with lower return rates, such as home design. Units shipped in 2014 increased 5% to 48.4 million. The average price point increased 2% to $59.10 primarily due to a decrease in clearance sales.

During 2014, we recognized $5.0 million of revenue related to unused merchandise credits where we determined it was not probable we have an obligation to escheat the value of the cards under unclaimed property laws and the likelihood of redemption was considered remote (“breakage”). This was the first year in which we were able to estimate and recognize merchandise credit breakage and, therefore, it included the breakage revenue related to merchandise credits issued since inception of this program. While we expect to continue to recognize merchandise credit breakage in future periods, the amounts will be significantly less than in 2014 due to the one-time multi-year inclusion in 2014.

HSN net sales in 2013 increased 2%, or $47.4 million. Sales grew in the Beauty & Health and Fashion divisions but declined in Jewelry and Home & Other. Within Home & Other, the increases in home design and household were more than offset by the decreases in culinary and electronics. HSN repositioned the jewelry and culinary businesses in 2013 through changes in product and brand assortment and, as a result, dedicated lower airtime to these product categories. Digital sales grew 7% and penetration increased 160 basis points to 37.0%, up from 35.4% in the prior year. Digital sales were tempered in the first quarter by the launch of the digital site redesign across all HSN digital platforms while HSN implemented its new technology and our customers acclimated themselves with the new website design and capabilities. The return rate decreased 80 basis points to 18.8% from 19.6% in the prior year primarily due to the shift in product mix to categories with lower return rates as well as experiencing lower than historical return rates in many of its product categories. The gross units shipped increased 5% to 46.1 million while average price point decreased 4% to $58.21 primarily due to an increase in clearance activity and changes in product mix.

Divisional product mix at HSN is provided in the table below:

	Year Ended December 31,
	2014	2013	2012
Jewelry	9.6%	11.1%	13.1%
Fashion (apparel & accessories)	14.0%	13.9%	13.1%
Beauty & Health	24.3%	24.5%	22.7%
Home & Other (including household, home design, electronics, culinary and other)	52.1%	50.5%	51.1%
Total	100.0%	100.0%	100.0%
Cornerstone

Cornerstone net sales in 2014 increased 2%, or $20.3 million. The increase in net sales was driven primarily by sales growth in the home brands, partially offset by lower sales in the apparel brands, particularly Garnet Hill. Digital sales grew 3% with penetration increasing 60 basis points to 67.0%, up from 66.4% in the prior year. The return rate increased 20 basis points to 13.1%. Catalog circulation increased 2% to 325.1 million compared to the prior year.

Cornerstone net sales in 2013 increased 9%, or $89.9 million. The increase in net sales was driven by sales growth in the home brands. Digital sales grew 12% with penetration increasing 150 basis points to 66.4%, up from 64.9% in the prior year. The return rate decreased 50 basis points to 12.9% due primarily to changes in product mix. Catalog circulation increased 5% to 318.2 million compared to the prior year.

The brand mix at Cornerstone is provided in the table below:

	Year Ended December 31,
	2014	2013	2012
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	76.5%	73.9%	71.8%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith) (a)	23.5%	26.1%	28.2%
Total	100.0%	100.0%	100.0%
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

	Year Ended December 31,
	2014	Change	2013	Change	2012
	(Dollars in thousands)
Gross profit:
HSN	$852,046	7%	$796,705	1%	$786,650
HSN gross margin	34.4%	(10 bp)	34.5%	(20 bp)	34.7%
Cornerstone	$421,016	(3)%	$433,110	9%	$397,074
Cornerstone gross margin	37.9%	(180 bp)	39.7%	10 bp	39.6%
HSNi	$1,273,062	4%	$1,229,815	4%	$1,183,724
HSNi gross margin	35.5%	(60 bp)	36.1%	(10 bp)	36.2%
bp = basis points

HSN
Gross profit for HSN in 2014 increased 7%, or $55.3 million, compared to the prior year. Gross margin decreased 10 basis points to 34.4% primarily due to an increase in net shipping expense driven by higher shipping promotions and shipping costs, offset by lower clearance sales.

Gross profit for HSN in 2013 increased 1%, or $10.1 million, compared to the prior year. Gross margin decreased 20 basis points to 34.5% primarily due to an increase in net shipping expense driven by higher shipping promotions and shipping costs.

Cornerstone
Gross profit for Cornerstone in 2014 decreased 3%, or $12.1 million, compared to the prior year. Gross margin decreased 180 basis points from 39.7% to 37.9% primarily due to increased promotional activity in response to competitive market conditions and higher liquidations and inventory reserves related to excess inventory positions.
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

	Year Ended December 31,
	2014	Change	2013	Change	2012
	(Dollars in thousands)
HSN	$410,977	5%	$392,715	2%	$385,243
As a percentage of HSN net sales	16.6%	(40 bp)	17.0%	0 bp	17.0%
Cornerstone	$312,430	3%	$303,079	9%	$277,079
As a percentage of Cornerstone net sales	28.1%	30 bp	27.8%	10 bp	27.7%
HSNi	$723,407	4%	$695,794	5%	$662,322
As a percentage of HSNi net sales	20.2%	(20 bp)	20.4%	10 bp	20.3%
HSNi's selling and marketing expense in 2014 increased 4%, or $27.6 million, and was 20.2% of net sales compared to 20.4% in the prior year. HSNi's selling and marketing expense in 2013 increased 5%, or $33.5 million, and was 20.4% of net sales compared to 20.3% in the prior year.
HSN
HSN's selling and marketing expense in 2014 increased 5%, or $18.3 million, primarily due to additional distribution of HSN2, media spend for direct-response television marketing, higher net marketing expense and an increase in healthcare costs. Selling and marketing expense was 16.6% of net sales compared to 17.0% in the prior year due to the improved leverage of its fixed costs, particularly its distribution and employee-related costs.
HSN's selling and marketing expense in 2013 increased 2%, or $7.5 million, and was 17.0% of net sales, consistent with the prior year. The increase in expense was primarily due increases in employee-related and digital marketing costs, partially offset by lower net marketing expense.
Cornerstone
Cornerstone's selling and marketing expense in 2014 increased 3%, or $9.4 million, and was 28.1% of net sales compared to 27.8% in the prior year. The increase was primarily due to additional catalog costs associated with a 3% increase in circulation and increases in digital marketing costs and employee-related costs, particularly for its call center.
    Cornerstone's selling and marketing expense in 2013 increased 9%, or $26.0 million, and was 27.8% of net sales compared to 27.7% in the prior year. The increase was primarily due to additional catalog costs associated with a 5% increase in Cornerstone's catalog circulation and increases in employee-related and digital marketing costs.

General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions, bad debts, facilities costs and fees for professional services.

	Year Ended December 31,
	2014	Change	2013	Change	2012
	(Dollars in thousands)
HSN	$159,208	3%	$154,434	(5)%	$162,417
As a percentage of HSN net sales	6.4%	(30 bp)	6.7%	(50 bp)	7.2%
Cornerstone	$61,904	10%	$56,344	(9)%	$62,236
As a percentage of Cornerstone net sales	5.6%	40 bp	5.2%	(100 bp)	6.2%
HSNi	$221,112	5%	$210,778	(6)%	$224,653
As a percentage of HSNi net sales	6.2%	0 bp	6.2%	(70 bp)	6.9%
HSNi’s general and administrative expense in 2014 increased 5%, or $10.3 million, and remained flat at 6.2% of sales compared to the prior year. HSNi’s general and administrative expense in 2013 decreased 6%, or $13.9 million, and was 6.2% of net sales compared to 6.9% in the prior year.
HSN
HSN’s general and administrative expense in 2014 increased 3%, or $4.8 million, and was 6.4% of net sales compared to 6.7% in the prior year. The increase in expense was primarily due to higher bad debt expense driven by increased usage of HSN's extended payment program ("Flexpay") and an increase in employee-related costs. The increase in employee-related costs was primarily related to performance-based incentives, partially offset by a decrease in severance-related costs.
HSN’s general and administrative expense in 2013 decreased 5%, or $8.0 million, and was 6.7% of net sales compared to 7.2% in the prior year. The decrease in expense was primarily due lower bad debt expense related to Flexpay and lower consulting fees.
Cornerstone
Cornerstone’s general and administrative expense in 2014 increased 10%, or $5.6 million, and was 5.6% of net sales compared to 5.2% in the prior year. The increase in expense was primarily due to a $3.1 million settlement with the Consumer Product Safety Commission ("CPSC") and related legal fees.
Cornerstone’s general and administrative expense in 2013 decreased 9%, or $5.9 million, and was 5.2% of net sales compared to 6.2% in the prior year. The decrease in expense was primarily due a $7.8 million sales tax settlement at Cornerstone that occurred in the prior year. Additionally, Cornerstone recognized non-cash fair value adjustments in the fourth quarter of 2013 related to a contingent consideration obligation and certain intangible assets associated with its 2012 acquisition of Chasing Fireflies. The net impact of the reduction of the contingent consideration obligation and the intangible asset impairment charge was a reduction of expense of $0.6 million.
Depreciation and Amortization

	Year Ended December 31,
	2014	Change	2013	Change	2012
	(Dollars in thousands)
HSN	$29,762	5%	$28,372	7%	$26,486
Cornerstone	14,172	16%	12,217	6%	11,519
HSNi	$43,934	8%	$40,589	7%	$38,005
As a percentage of HSNi net sales	1.2%	0 bp	1.2%	0 bp	1.2%

Depreciation and amortization in 2014 increased 8%, or $3.3 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures for facilities, including distribution centers, and information and digital technology.

Depreciation and amortization in 2013 increased 7%, or $2.6 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures for information and digital technology.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 6 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2014	Change	2013	Change	2012
	(Dollars in thousands)
HSN	$289,141	11%	$261,292	4%	$250,836
As a percentage of HSN net sales	11.7%	40 bp	11.3%	20 bp	11.1%
Cornerstone	$53,199	(31)%	$76,574	4%	$73,441
As a percentage of Cornerstone net sales	4.8%	(220 bp)	7.0%	(30 bp)	7.3%
HSNi	$342,340	1%	$337,866	4%	$324,277
As a percentage of HSNi net sales	9.5%	(40 bp)	9.9%	0 bp	9.9%

HSNi's Adjusted EBITDA in 2014 increased 1%, or $4.5 million, and was 9.5% of net sales, compared to 9.9% in the prior year. The increase in Adjusted EBITDA was due to a 5% increase in net sales offset by a 60 basis point decrease in gross margin and 4% increase in operating expenses (excluding non-cash charges and the $3.1 million CPSC settlement). HSNi's Adjusted EBITDA in 2013 increased 4%, or $13.6 million, and was 9.9% of net sales, consistent with the prior year. The increase in Adjusted EBITDA was due to a 4% increase in net sales, partially offset by a 4% increase in operating expenses (excluding non-cash charges and a $7.8 million sales tax settlement in the prior year).
HSN
HSN's Adjusted EBITDA in 2014 increased 11%, or $27.8 million, and was 11.7% of net sales compared to 11.3% in the prior year. The increase in Adjusted EBITDA is primarily due to a 7% increase in net sales, partially offset by a 4% increase in operating expenses (excluding non-cash charges). Operating expenses increased primarily due to additional distribution of HSN2; employee-related costs, particularly for performance-based incentives and healthcare; media spend for direct-response television marketing and higher net marketing expense. HSN's operating expenses (excluding non-cash charges) were 22.6% of net sales compared to 23.2% in the prior year.
HSN's Adjusted EBITDA in 2013 increased 4%, or $10.5 million, and was 11.3% of net sales compared to 11.1% in the prior year. The increase in Adjusted EBITDA is primarily due to a 2% increase in net sales and 50 basis point improvement in operating expense leverage (excluding non-cash charges), partially offset by a 20 basis point decline in gross margin. HSN's operating expenses (excluding non-cash charges) were 23.2% of net sales compared to 23.7% in the prior year. Decreases in HSN's professional services fees and bad debt expense were offset by increases in employee-related and digital marketing costs.
Cornerstone
Cornerstone's Adjusted EBITDA in 2014 decreased 31%, or $23.4 million, primarily due to the 180 basis point decrease in gross margin and 40 basis point decrease in operating expense leverage (excluding non-cash charges and the $3.1 million CPSC settlement). The increase in operating expenses is primarily due to catalog costs associated with a 2% increase in circulation; employee-related costs and investments in digital marketing.
Cornerstone's Adjusted EBITDA in 2013 increased 4%, or $3.1 million, primarily due to a 9% increase in net sales, partially offset by a 10% increase in operating expenses (excluding non-cash charges and a $7.8 million sales tax settlement in the prior year). The increase in operating expenses was largely due to catalog costs associated with a 5% increase in circulation; employee-related costs; the incremental expenses from the addition of Chasing Fireflies to the portfolio in April 2012 and investments in digital marketing.

Operating Income

	Year Ended December 31,
	2014	Change	2013	Change	2012
	(Dollars in thousands)
HSN	$252,098	14%	$221,184	4%	$212,503
As a percentage of HSN net sales	10.2%	60 bp	9.6%	20 bp	9.4%
Cornerstone	$32,511	(47)%	$61,470	33%	$46,241
As a percentage of Cornerstone net sales	2.9%	(270 bp)	5.6%	100 bp	4.6%
HSNi	$284,609	1%	$282,654	9%	$258,744
As a percentage of HSNi net sales	7.9%	(40 bp)	8.3%	40 bp	7.9%
HSNi's operating income in 2014 increased 1%, or $2.0 million, and was 7.9% of net sales compared to 8.3% in the prior year. The increase was primarily due to 5% growth in net sales offset by 60 basis point decrease in gross margin and a 4% increase in operating expenses. The increase in operating expenses was primarily due to increases in employee-related costs; selling and marketing costs, including catalog costs; additional distribution costs for HSN2; incremental depreciation expense; and the $3.1 million CPSC settlement.
HSNi's operating income in 2013 increased 9%, or $23.9 million, and was 8.3% of net sales compared to 7.9% in the prior year. The increase was primarily due to 4% growth in net sales offset by a 2% increase in operating expenses. The increase in operating expenses was primarily due to increases in employee-related costs, catalog costs and digital marketing; partially offset by a $7.8 million sales tax settlement at Cornerstone in the prior year and decreases in professional services fees and bad debt expenses at HSN.

Other Income (Expense)

	Year Ended December 31,
	2014	Change	2013	Change	2012
	(Dollars in thousands)
Interest income	$184	(10)%	$205	(64)%	$564
Interest expense	(7,266)	8%	(6,718)	(68)%	(20,811)
Loss on debt extinguishment	—	NA	—	NA	(18,627)
Total other expense, net	$(7,082)	9%	$(6,513)	(83)%	$(38,874)
As a percentage of HSNi net sales	0.2%	0 bp	0.2%	(100 bp)	(1.2)%

Interest Expense
On April 24, 2012, HSNi entered into a $600 million five-year syndicated credit agreement which replaced the credit agreement that was set to expire in July 2013.  On July 31, 2012, HSNi drew $250 million from its delayed draw term loan under the new credit agreement. The proceeds of the term loan were used to fully redeem the $240 million 11.25% Senior Notes due 2016 (“Senior Notes”) on August 1, 2012 as discussed below. As a result of these refinancing transactions, interest expense decreased 68% in 2013, or $14.1 million.

    Loss on Debt Extinguishment

On August 1, 2012, HSNi fully redeemed its $240 million Senior Notes. The Senior Notes were redeemed for $253.5 million, or 105.625% of the principal amount.  HSNi reported approximately $18.6 million in “Loss on debt extinguishment” primarily associated with redemption of the Senior Notes in the third quarter of 2012.  These charges resulted from the redemption premium of $13.5 million and $5.1 million related to the write-off of unamortized issuance costs and original issue discount. See Note 7 of Notes to Consolidated Financial Statements for further discussion of the redemption of the Senior Notes.

Income Tax Provision
For the years ended December 31, 2014, 2013 and 2012, HSNi recorded tax provisions from continuing operations of $104.5 million, $97.7 million and $83.4 million, respectively, which represent effective tax rates of 37.7%, 35.4% and 37.9%, respectively.
The effective tax rate in 2014 was unfavorably impacted by the non-deductibility of the $3.1 million settlement with the CPSC. The effective tax rate in 2013 was favorably impacted by discrete tax benefits of $3.7 million realized in the third quarter of 2013 and the favorable tax treatment of the fair value adjustments related to the 2012 acquisition of Chasing Fireflies recorded in the fourth quarter of 2013.  Excluding the impact of these items, the 2014 and 2013 effective tax rates would have been 37%. The effective tax rates in 2014, 2013 and 2012, excluding the impact of the above items, are higher than the federal statutory rate of 35% due principally to state income taxes.
Discontinued Operations
In May 2012 and July 2012, substantially all of the assets and certain liabilities of Smith+Noble, a Cornerstone brand specializing in window treatments, and The Territory Ahead, a Cornerstone brand specializing in casual apparel for men and women, were sold for $5.5 million and $1.1 million, respectively. The results of operations for Smith+Noble and The Territory Ahead are presented separately as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented. Cornerstone recorded pre-tax losses of $6.0 million on the sales, including related impairment charges, in the second quarter of 2012, which is included in “Loss from discontinued operations, net of tax” in the accompanying consolidated statements of operations.
Liquidity and Capital Resources
As of December 31, 2014, HSNi had $160.0 million of cash and cash equivalents, down from $196.4 million as of December 31, 2013.
Net cash provided by operating activities attributable to continuing operations was $138.7 million in 2014 compared to $231.9 million in 2013, a decrease of $93.2 million. This decrease was primarily due to increases in inventories and accounts receivable, partially offset by improved operating performance and the timing of income tax payments.

Inventories grew in 2014 as HSN normalized its inventory levels to support future sales growth, made strategic investments in certain proprietary product categories and enhanced its digital assortment. These measures have resulted in inventory in 2014 increasing by 31% compared to prior year. Cornerstone inventories increased 12% in 2014 primarily due to the growth in “full price” merchandise, primarily in the Home brands, to support their new initiatives.

The growth in accounts receivable was primarily due to HSN's sales growth and an increase in its offering of Flexpay, an installment program allowing customers to pay for select merchandise in two to six interest-free, monthly payments. Consistent with prior years, HSN continued to increase its offering of Flexpay. This program increases the Company's cash requirements as the sales proceeds get delayed by using the Flexpay alternative. Despite the increased usage of Flexpay, the Company did not experience deterioration in the aging of Flexpay receivables.
Net cash used in investing activities attributable to continuing operations in 2014 was $47.6 million. Capital expenditures in 2014 were $47.3 million and were primarily for investments in facilities, including distribution centers, and information and digital technology.
Net cash used in financing activities attributable to continuing operations in 2014 was $127.5 million. During 2014, HSNi repurchased 1.0 million shares of common stock for $55.5 million at an average cost of $54.87. HSNi also paid dividends totaling $1.10 per common share resulting in $57.8 million in payments during 2014. Repayments of $12.5 million of HSNi's term loan were made in 2014. HSNi had a cash inflow of $2.6 million from the proceeds from stock option exercises and a cash outflow of $12.7 million to cover withholding taxes for stock-based awards. Additionally, in 2014 HSNi had $8.4 million of excess tax benefits from stock-based awards.

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated credit agreement ("new Credit Agreement") which is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of HSNi's first-tier foreign subsidiaries. The new Credit Agreement replaced the existing $600 million credit agreement that was set to expire in April 2017. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the new Credit Agreement. The new Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. HSNi drew $200 million from its term loan under the new Credit Agreement on January 27, 2015 to repay its existing term loan of $228.1 million and drew the remaining $300 million from its term loan and $200 million under the revolving credit facility, both under the new Credit Agreement, on February 18, 2015 to fund a $524 million special cash dividend that was paid on February 19, 2015, as discussed below.

In connection with the termination of the prior credit agreement, of the unamortized deferred financing costs of $2.4 million, $0.5 million will be written off in the first quarter of 2015. The balance of $1.9 million will be amortized to interest expense over the five-year term of the new Credit Agreement in addition to the $6.6 million in capitalized financing costs related to the new Credit Agreement.

The new Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. Loans under the new Credit Agreement bear interest at a per annum rate equal to a LIBOR rate plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%. HSNi can elect to borrow at either a LIBOR rate or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.
The amount available under the credit agreements is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $10.6 million as of December 31, 2014. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2014, the additional amount that could be borrowed under the revolving credit facility under the prior credit agreement, in consideration of the financial covenants and outstanding letters of credit, was approximately $339.4 million.
To reduce our exposure to rising interest rates, we entered into a forward-starting swap in December 2012 that effectively converts $187.5 million of our variable rate term loan to a fixed-rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% (based on HSNi's leverage ratio as of December 31, 2014), through April 2017. For additional information related to our interest rate swaps, refer to Note 8 of Notes to Consolidated Financial Statements.

HSNi anticipates it will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2015 are planned at approximately $65 million to $75 million and primarily relate to our investments in our distribution centers, including our warehouse automation project; information technology; and digital commerce. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allowed HSNi to purchase 10 million shares of its common stock. For the year ended December 31, 2014, HSNi repurchased approximately 1.0 million shares at a cost of $55.5 million at an average cost of $54.87 per share. In July 2014, HSNi completed its 10 million share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share.
Effective January 27, 2015, HSNi's Board of Directors authorized a new 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. .
In February 2015, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. The dividend will be paid on March 25, 2014 to HSNi's record holders as of March 19, 2014. Additionally, in January 2015, HSNi's Board of Directors approved a special cash dividend of $10.00 per share, representing $524 million in the aggregate, that was paid February 19, 2015 to shareholders of record as of February 9, 2015.

Contractual Obligations and Commercial Commitments
The following table presents HSNi’s contractual obligations and commercial commitments as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities (a)	$228,126	$17,188	$210,938	$—	$—
Interest on debt (a)(b)	11,236	5,068	6,168	—	—
Operating leases	103,679	26,690	43,621	28,518	4,850
Purchase obligations (b)	101,848	78,964	15,074	7,810	—
Total contractual obligations	$444,889	$127,910	$275,801	$36,328	$4,850

(a)	Long-term debt and related interest are based on HSNi's debt that was outstanding as of December 31, 2014 under its $600 million credit agreement that was refinanced in January 2015.

(b)
Includes interest on variable rate debt estimated using the rate in effect as of December 31, 2014, net of the impact of the interest rate swap. An all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of December 31, 2014 is assumed through April 2017, the date of expiration of the variable rate debt.

(c)	The purchase obligations primarily relate to contracts with pay television operators and include obligations for future cable distribution and commission guarantees.

	Amount of Commitments Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Letters of credit and surety bonds (c)	$14,253	$14,193	$60	$—	$—

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

At December 31, 2014, we had $2.4 million, including penalties and interest, recorded for uncertain tax positions. We are not able to reasonably estimate the timing of payments in future periods; therefore, the liability of $2.4 million has not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements
Other than the items described above, HSNi does not have any material off-balance sheet arrangements as of December 31, 2014.
Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter. Reported revenues in the fourth quarter were 31% of total reported annual revenues in 2014 and 30% in 2013 and 2012.

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

Reconciliation of Adjusted EBITDA
See Note 6 of Notes to Consolidated Financial Statements for the reconciliation between Adjusted EBITDA and net income for the years ended December 31, 2014, 2013 and 2012.

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
Returns Reserves
Net sales from HSNi primarily consist of merchandise sales and are reduced by incentive discounts and sales returns. HSNi's sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual levels of product returns may vary from these estimates. HSNi's estimated return rates were 16.3%, 17.0% and 17.8% in 2014, 2013 and 2012, respectively.
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
At December 31, 2014 and 2013, HSNi’s outstanding long-term debt was $228.1 million and $240.6 million, respectively, all of which pays interest at a variable rate, generally tied to LIBOR. Changes in interest rates on our variable rate debt could affect our earnings. We are managing our future interest rate exposure through an interest rate swap with a notional amount of $187.5 million and a fixed rate of 0.8525% that took effect January 2014. A hypothetical 100 basis point increase in interest rates on the portion of our variable rate debt that was outstanding as of December 31, 2014 and that was not effectively hedged by the fixed-rate interest rate swap would increase our annual interest expense by approximately $0.4 million in 2015.
On January 27, 2015, HSNi replaced its $600 million credit agreement with a new $1.25 billion five-year Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, all of which pays interest at a variable rate, generally tied to LIBOR. We will manage our interest rate risk through the existing interest rate swap with a notional amount of $187.5 million and a fixed rate of 0.8525% but will continue to evaluate our interest rate exposure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of HSN, Inc.
We have audited the accompanying consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HSN, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tampa, Florida
February 26, 2015

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales	$3,587,995	$3,403,983	$3,266,739
Cost of sales	2,314,933	2,174,168	2,083,015
Gross profit	1,273,062	1,229,815	1,183,724
Operating expenses:
Selling and marketing	723,407	695,794	662,322
General and administrative	221,112	210,778	224,653
Depreciation and amortization	43,934	40,589	38,005
Total operating expenses	988,453	947,161	924,980
Operating income	284,609	282,654	258,744
Other income (expense):
Interest income	184	205	564
Interest expense	(7,266)	(6,718)	(20,811)
Loss on debt extinguishment	—	—	(18,627)
Total other expense, net	(7,082)	(6,513)	(38,874)
Income from continuing operations before income taxes	277,527	276,141	219,870
Income tax provision	(104,543)	(97,692)	(83,373)
Income from continuing operations	172,984	178,449	136,497
Loss from discontinued operations, net of tax	—	—	(5,822)
Net income	$172,984	$178,449	$130,675

Income from continuing operations per share:
Basic	$3.28	$3.33	$2.42
Diluted	$3.23	$3.25	$2.36
Net income per share:
Basic	$3.28	$3.33	$2.32
Diluted	$3.23	$3.25	$2.25
Shares used in computing earnings per share:
Basic	52,736	53,640	56,314
Diluted	53,633	54,857	57,956
Dividends declared per common share	$1.10	$0.79	$0.555

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$172,984	$178,449	$130,675
Other comprehensive (loss) income, net of tax:
Change in fair value of derivative instrument	(227)	825	(471)
Other comprehensive (loss) income, net of tax	(227)	825	(471)
Comprehensive income	$172,757	$179,274	$130,204

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$159,985	$196,433
Accounts receivable, net of allowance of $18,824 and $16,863, respectively	317,785	265,115
Inventories	398,705	327,319
Deferred income taxes	32,668	29,761
Prepaid expenses and other current assets	44,728	48,630
Total current assets	953,871	867,258
Property and equipment, net	193,889	178,720
Intangible assets, net	261,962	262,460
Goodwill	9,858	9,858
Other non-current assets	12,614	19,627
TOTAL ASSETS	$1,432,194	$1,337,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$255,287	$255,627
Current maturities of long-term debt	17,188	12,500
Accrued expenses and other current liabilities	241,074	207,984
Total current liabilities	513,549	476,111
Long-term debt, less current maturities	210,938	228,125
Deferred income taxes	88,787	88,034
Other long-term liabilities	16,579	16,572
Total liabilities	829,853	808,842
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,425,895 and 53,002,368 issued shares as of December 31, 2014 and 2013, respectively	524	530
Additional paid-in capital	1,710,581	1,810,072
Accumulated deficit	(1,108,891)	(1,281,875)
Accumulated other comprehensive income	127	354
Total shareholders’ equity	602,341	529,081
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,432,194	$1,337,923

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	—	$—	58,414	$584	$2,180,112	$(1,590,999)	$—	$589,697
Net income	—	—	—	—	—	130,675	—	130,675
Other comprehensive loss	—	—	—	—	—	—	(471)	(471)
Stock-based compensation expense for equity awards	—	—	—	—	14,440	—	—	14,440
Cash dividend declared on common stock	—	—	—	—	(31,049)	—	—	(31,049)
Issuance of common stock from stock-based compensation awards, including tax benefit of $18,900	—	—	1,901	19	21,797	—	—	21,816
Repurchases of common stock	—	—	(5,461)	(54)	(220,540)	—	—	(220,594)
Balance as of December 31, 2012	—	—	54,854	549	1,964,760	(1,460,324)	(471)	504,514
Net income	—	—	—	—	—	178,449	—	178,449
Other comprehensive income	—	—	—	—	—	—	825	825
Stock-based compensation expense for equity awards	—	—	—	—	14,043	—	—	14,043
Cash dividend declared on common stock	—	—	—	—	(42,281)	—	—	(42,281)
Issuance of common stock from stock-based compensation awards, including tax benefit of $9,788	—	—	885	9	20,416	—	—	20,425
Repurchases of common stock	—	—	(2,737)	(28)	(146,866)	—	—	(146,894)
Balance as of December 31, 2013	—	—	53,002	530	1,810,072	(1,281,875)	354	529,081
Net income	—	—	—	—	—	172,984	—	172,984
Other comprehensive loss	—	—	—	—	—	—	(227)	(227)
Stock-based compensation expense for equity awards	—	—	—	—	15,606	—	—	15,606
Cash dividend declared on common stock	—	—	—	—	(57,824)	—	—	(57,824)
Issuance of common stock from stock-based compensation awards, including tax benefit of $8,293	—	—	435	4	(1,816)	—	—	(1,812)
Repurchases of common stock	—	—	(1,011)	(10)	(55,457)	—	—	(55,467)
Balance as of December 31, 2014	—	$—	52,426	$524	$1,710,581	$(1,108,891)	$127	$602,341

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities attributable to continuing operations:
Net income	$172,984	$178,449	$130,675
Loss from discontinued operations, net of tax	—	—	(5,822)
Income from continuing operations	172,984	178,449	136,497
Adjustments to reconcile income from continuing operations to net cash provided by operating activities attributable to continuing operations:
Depreciation and amortization	43,934	40,589	38,005
Stock-based compensation expense	15,606	14,043	19,056
Loss on debt extinguishment	—	—	18,627
Amortization of debt issuance costs	1,107	1,130	1,777
Deferred income taxes	(2,045)	6,370	(2,146)
Bad debt expense	23,986	22,773	24,186
Excess tax benefits from stock-based awards	(8,397)	(10,360)	(19,004)
Fair value adjustment to contingent consideration obligation	—	(3,600)	—
Asset impairment	—	3,040	—
Other	48	1,140	764
Changes in assets and liabilities:
Accounts receivable	(76,654)	(38,211)	(51,995)
Inventories	(71,386)	3,617	(36,117)
Prepaid expenses and other assets	2,243	(6,318)	(3,724)
Accounts payable, accrued expenses and other current liabilities	37,285	19,245	21,487
Net cash provided by operating activities attributable to continuing operations	138,711	231,907	147,413
Cash flows from investing activities attributable to continuing operations:
Capital expenditures	(47,316)	(51,952)	(45,803)
Acquisition of business, net of cash received	—	—	(22,875)
Advance payment of capital expenditure	—	(9,100)	—
Proceeds from sale of discontinued operations	—	—	6,580
Other	(320)	—	—
Net cash used in investing activities attributable to continuing operations	(47,636)	(61,052)	(62,098)
Cash flows from financing activities attributable to continuing operations:
Redemption of Senior Notes	—	—	(253,500)
Borrowing under term loan	—	—	250,000
Repayments of long-term debt	(12,500)	(9,375)	—
Payments of debt issuance costs	—	—	(4,607)
Repurchase of common stock	(55,467)	(146,894)	(221,835)
Cash dividends paid	(57,824)	(42,281)	(31,049)
Proceeds from issuance of common stock	2,599	8,396	20,688
Tax withholdings related to stock-based awards	(12,707)	(14,395)	(18,209)
Excess tax benefits from stock-based awards	8,397	10,360	19,004
Payment of contingent consideration obligation	—	(2,172)	—
Net cash used in financing activities attributable to continuing operations	(127,502)	(196,361)	(239,508)
Total cash used in continuing operations	(36,427)	(25,506)	(154,193)
Cash flows from discontinued operations:
Net cash used in operating activities attributable to discontinued operations	(21)	(153)	(5,523)
Total cash used in discontinued operations	(21)	(153)	(5,523)
Net decrease in cash and cash equivalents	(36,448)	(25,659)	(159,716)
Cash and cash equivalents at beginning of period	196,433	222,092	381,808
Cash and cash equivalents at end of period	$159,985	$196,433	$222,092

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes, Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (iii) websites, which consist primarily of HSN.com and the seven branded websites operated by Cornerstone; (iv) mobile devices; and (v) retail and outlet stores. HSNi’s television home shopping business, related digital sales and outlet stores are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.”
HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & health, and home & other (including household, home design, electronics and culinary). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, home décor, tabletop, textiles and other home related goods) and apparel & accessories.
Basis of Presentation
HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp ("IAC"). The spin-off from IAC occurred August 20, 2008 concurrent with the spin-offs from IAC of Interval Leisure Group, Inc., Ticketmaster Entertainment, Inc. (now a wholly-owned subsidiary of Live Nation Entertainment, Inc.), and Tree.com, Inc. Throughout these financial statements, the separation transaction is referred to as the “Spin-off” and each of these companies as “Spincos.” In connection with the Spin-off, HSNi's shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.”
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
Fiscal Year
HSNi’s consolidated financial results are reported on a calendar year basis ending on December 31. HSN’s reporting period is the same as HSNi. Cornerstone has a 4-4-5 week accounting cycle with the fiscal year ending on the Saturday on or immediately preceding December 31. Cornerstone’s fiscal years 2014, 2013, and 2012 each included 52 weeks.
Reclassifications
Reclassifications were made to prior period amounts within the consolidated statements of cash flows to conform to the current year's presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Revenue primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSNi's sales policy allows customers to return merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual returns of product sales have not materially varied from estimates in any of the periods presented. HSNi's estimated return rates were 16.3%, 17.0%, and 17.8% in 2014, 2013, and 2012, respectively. Sales taxes collected are not included in revenue.

HSN issues merchandise credits primarily for products returned outside of HSN’s normal return policy. Revenues from these credits are recognized when (1) redeemed by the customer, or (2) it is determined that it is not probable the Company has an obligation to escheat the value of the unredeemed credit to relevant jurisdictions and the likelihood of the credit being redeemed by the customer is remote (“breakage”). During the year ended December 31, 2014, the Company recognized $5.0 million of revenue for merchandise credit breakage. This was the first period during which the Company recognized merchandise credit breakage and, therefore, it included breakage income related to merchandise credits issued since inception of this program. Merchandise credit breakage is estimated based upon an analysis of actual historical redemption patterns and is included in "Net sales" in the accompanying consolidated statements of operations.
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
The balance of accounts receivable, net of allowances, is as follows (in thousands):

	December 31,
	2014	2013
Flexpay and other customer-related	$271,613	$222,983
Credit card companies	17,865	21,447
Other	28,307	20,685
Accounts receivable, net	$317,785	$265,115

Accounts receivable outstanding longer than the contractual payment terms are considered past due. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, HSNi’s previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they are deemed uncollectible.

Inventories
Inventories, which primarily consist of finished goods, are valued at the lower of cost or market, with the cost being determined based upon the first-in, first-out method. Cost includes inbound freight and duties and, in the case of HSN, certain allocable costs, including certain warehouse costs. Inventories include approximately $6.0 million of these allocable general and administrative overhead costs at December 31, 2014 and 2013, and approximately $24.0 million, $23.9 million, and $24.3 million of such costs were included in the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors.
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
HSNi capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed; management with the relevant authority authorizes and commits to the funding of the software project; and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software is amortized on a straight-line basis over the estimated useful life of the software, not to exceed five years. Capitalized software costs, net of accumulated amortization, totaled $37.9 million and $37.3 million at December 31, 2014 and 2013, respectively, and are included in “Property and equipment, net” in the accompanying consolidated balance sheets. Amortization expense related to the capitalized software costs was $18.3 million, $15.1 million and $12.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in "Depreciation and amortization" expense in the accompanying consolidated statements of operations.
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
Cable and Satellite Distribution Fees
Cable and satellite distribution fees relate to fees paid in connection with cable and satellite contracts for carriage of HSN’s programming. Fees that are paid upfront for annual contracts are included in "Prepaid expenses and other current assets" in the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the respective contracts. Unpaid fees are accrued and included in the line item “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets. Cable and satellite distribution fees and amortization are included in “Selling and marketing" expense in the accompanying consolidated statements of operations.

Advertising
Advertising costs include catalog production and distribution costs. Advertising costs are expensed in the period incurred, except for Cornerstone’s direct costs of producing and distributing its catalogs, which are capitalized. These capitalized costs are amortized over the expected future revenue stream, which is generally three months from the date catalogs are mailed. Such capitalized costs totaled $18.0 million and $18.8 million as of December 31, 2014 and 2013, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. Of these amounts, $9.6 million and $13.0 million as of December 31, 2014 and 2013, respectively, related to catalogs that had not yet been mailed. Advertising expense was $279.6 million, $268.0 million, and $245.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, and were included in "Selling and marketing" expense in the accompanying consolidated statements of operations.
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
Stock-Based Compensation
HSNi recognizes compensation expense for stock-based awards, reduced for estimated forfeitures, on a straight-line basis over the requisite service period for awards with service conditions and on a graded-vested basis for awards with market or performance conditions. Tax benefits resulting from tax deductions in excess of the stock-based compensation expense recognized in the consolidated statements of cash flows are reported as a component of financing cash flows. HSNi issues new shares to satisfy equity vestings and exercises. See Note 11 for a further description of our stock compensation plans.
Earnings Per Share
HSNi computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the treasury stock method.
Derivative Instruments
HSNi uses derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. Such instruments are not held or used for trading purposes. HSNi is party to an interest rate swap agreement which began in January 2014 with one major financial institution that fixes the variable benchmark component (LIBOR) of HSNi's interest rate on a portion of its variable-rate debt. See Note 8 for further discussion of derivative instruments.
Share Repurchases

Shares repurchased pursuant to HSNi's share repurchase program are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of shareholders' equity. HSNi's accounting policy related to its share repurchases is to reduce its common stock based on the par value of the shares and to reduce its capital surplus for the excess of the repurchase price over the par value. Since inception of its share repurchase program in September 2011, HSNi has had an accumulated deficit balance; therefore, the excess over the par value has been applied to additional paid-in capital. Once HSNi has retained earnings, the excess will be charged entirely to retained earnings.

Private Label Credit Card

HSN's credit card program offers eligible customers a private label credit card. All cardholders receive certain rewards and benefits which are designed to recognize and promote client loyalty. HSN designs, executes and administers marketing programs to promote usage of the card to current and potential customers. These marketing programs are funded largely by the sponsoring bank. HSN also saves on interchange fees that it would incur if its customers used third-party cards. Purchases made through the private label credit card represented 31%, 28% and 27% of HSN's business in 2014, 2013 and 2012, respectively.

In November 2013, HSN extended its agreement with the sponsoring bank through 2020. As with the original agreement, HSN received an upfront signing bonus from the sponsoring bank which is being amortized over the term of the agreement and also receives ongoing payments for new accounts activated as well as a share of net sales collected by the sponsoring bank. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, HSN recognized approximately $16.5 million, $12.8 million, and $11.4 million, respectively, of income from the sponsoring bank that was used to offset credit card fees included in costs of goods sold.
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
Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the impairment of intangible assets; the annual expected effective tax rate; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; the breakage of merchandise credits; and assumptions related to the determination of stock-based compensation and contingent consideration related to acquisitions.
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
The total balance of HSNi's intangible assets, net, is as follows (in thousands):

	December 31,
	2014	2013
Intangible assets with indefinite lives	$261,808	$261,809
Intangible assets with definite lives, net	154	651
Total intangible assets, net	$261,962	$262,460

In the fourth quarter of 2014, HSNi performed quantitative assessments of its indefinite-lived intangible assets and concluded there were no impairments. In the fourth quarter of 2013, HSNi performed qualitative and quantitative assessments (as applicable) of its intangible assets and concluded an adjustment was necessary related to trademarks associated with the 2012 acquisition of Chasing Fireflies. An impairment charge of $3.0 million was recorded in the fourth quarter of 2013 within the Cornerstone segment and is included in "General and administrative" expense in the accompanying consolidated statements of operations.

Amortization expense for the definite-lived intangible assets was $0.6 million, $1.4 million, and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the following is information on intangible assets with definite lives (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
As of December 31, 2014	$3,859	$(3,705)	$154	6.1
As of December 31, 2013	$3,800	$(3,149)	$651	1.1

Goodwill

In the second quarter of 2012, $9.9 million of goodwill was recorded in connection with the acquisition of Chasing Fireflies which was allocated to the Cornerstone reporting unit. No adjustments have been made to the goodwill balance subsequent to the acquisition. Based on the quantitative assessment performed in the fourth quarter of 2014 and the qualitative assessment performed in the fourth quarter of 2013, HSNi concluded there was no impairment of its goodwill.

The following tables present the balance of goodwill by reporting unit, including changes in the carrying amount of goodwill, for the years ended December 31, 2014 and 2013 (in thousands):

	Gross Balance as of January 1, 2014	Accumulated Impairment	Net Balance as of January 1, 2014	Additions	Impairment	Net Balance as of December 31, 2014
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	502,464	(492,606)	9,858	—	—	9,858
Total	$2,894,058	$(2,884,200)	$9,858	$—	$—	$9,858

	Gross Balance as of January 1, 2013	Accumulated Impairment	Net Balance as of January 1, 2013	Additions	Impairment	Net Balance as of December 31, 2013
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	502,464	(492,606)	9,858	—	—	9,858
Total	$2,894,058	$(2,884,200)	$9,858	$—	$—	$9,858

NOTE 4—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	December 31,
	2014	2013
Capitalized software	$223,436	$215,893
Computer and broadcast equipment	89,739	85,521
Buildings and leasehold improvements	105,086	102,437
Furniture and other equipment	88,174	83,779
Projects in progress	30,794	12,528
Land and land improvements	10,541	10,460
	547,770	510,618
Less: accumulated depreciation and amortization	(353,881)	(331,898)
Total property and equipment, net	$193,889	$178,720
Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no impairment charges related to HSNi's long-lived assets in fiscal 2014 or 2013. As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize impairment charges in the future.
NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued sales returns	$40,789	$40,072
Accrued cable and satellite distribution fees	41,375	30,452
Accrued freight and fulfillment expenses	35,225	32,646
Accrued compensation and benefits	40,327	36,567
Other accrued expenses and current liabilities	83,358	68,247
Total accrued expenses and other current liabilities	$241,074	$207,984

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
The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Year Ended December 31, 2014
	HSN	Cornerstone	Total
Adjusted EBITDA	$289,141	$53,199	$342,340
Stock-based compensation expense	(12,224)	(3,382)	(15,606)
Depreciation and amortization	(29,762)	(14,172)	(43,934)
Breakage income from merchandise credits (a)	4,962	—	4,962
CPSC settlement (b)	—	(3,100)	(3,100)
Loss on disposition of fixed assets	(19)	(34)	(53)
Operating income	$252,098	$32,511	284,609
Total other expense, net			(7,082)
Income from continuing operations before income taxes			277,527
Income tax provision			(104,543)
Net income			$172,984
(a) Results for the year ended December 31, 2014 include $5.0 million of revenue related to the reversal of certain unused merchandise credits.
(b) Results for the year ended December 31, 2014 include a $3.1 million settlement with the Consumer Product Safety Commission ("CPSC").

	Year Ended December 31, 2013
	HSN	Cornerstone	Total
Adjusted EBITDA	$261,292	$76,574	$337,866
Stock-based compensation expense	(10,657)	(3,386)	(14,043)
Depreciation and amortization	(28,372)	(12,217)	(40,589)
Asset impairment (a)	—	(3,040)	(3,040)
Fair value adjustment to contingent consideration obligation (a)	—	3,600	3,600
Loss on disposition of fixed assets	(1,079)	(61)	(1,140)
Operating income	$221,184	$61,470	282,654
Total other expense, net			(6,513)
Income from continuing operations before income taxes			276,141
Income tax provision			(97,692)
Net income			$178,449
(a) Results for the year ended December 31, 2013 include fair value adjustments of $3.6 million related to a contingent consideration liability and $3.0 million for the impairment of indefinite-lived intangible assets, both related to the 2012 acquisition of Chasing Fireflies, one of the Cornerstone brands.

	Year Ended December 31, 2012
	HSN	Cornerstone	Total
Adjusted EBITDA	$250,836	$73,441	$324,277
Stock-based compensation expense	(11,167)	(7,889)	(19,056)
Depreciation and amortization	(26,486)	(11,519)	(38,005)
Sales tax settlement	—	(7,750)	(7,750)
Loss on disposition of fixed assets	(680)	(42)	(722)
Operating income	$212,503	$46,241	258,744
Total other expense, net			(38,874)
Income from continuing operations before income taxes			219,870
Income tax provision			(83,373)
Income from continuing operations			136,497
Loss from discontinued operations, net of tax			(5,822)
Net income			$130,675
(a) Results for the year ended December 31, 2012 include a $7.8 million sales tax settlement.
Financial information by segment is as follows (thousands):

	Year Ended December 31,
	2014	2013	2012
Net sales:
HSN	$2,476,088	$2,312,382	$2,265,026
Cornerstone	1,111,907	1,091,601	1,001,713
Total	$3,587,995	$3,403,983	$3,266,739
Identifiable assets:
HSN	$1,134,685	$1,058,573	$1,083,714
Cornerstone	297,509	279,350	248,238
Total	1,432,194	1,337,923	1,331,952
Capital expenditures:
HSN	$32,307	$36,156	$33,566
Cornerstone	15,009	15,796	12,237
Total	$47,316	$51,952	$45,803

HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so. HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

NOTE 7—LONG-TERM DEBT

	December 31,
	2014	2013
Secured credit agreement expiring April 24, 2017:
Term loan	$228,126	$240,625
Revolving credit facility	—	—
Total long-term debt	228,126	240,625
Less: current maturities	(17,188)	(12,500)
Long-term debt, less current maturities	$210,938	$228,125

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.00x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of December 31, 2014, with a leverage ratio of 0.68x and an interest coverage ratio of 55.73x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The term loan interest rate as of December 31, 2014 was 1.66%.  HSNi pays a commitment fee ranging from 0.25% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $10.6 million as of December 31, 2014. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of December 31, 2014, the amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and the outstanding letters of credit, was approximately $339.4 million. As of December 31, 2014, there was no outstanding balance due under the revolving credit facility.
Aggregate contractual maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2015	$17,188
2016	18,750
2017	192,188
$228,126

On January 27, 2015, HSNi entered into a new $1.25 billion five-year credit agreement with a syndicate of banks, replacing its existing $600 million Credit Agreement. See Note 21-Subsequent Events for discussion of the new credit agreement.

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

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of December 31, 2014. The interest rate swap took effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized directly to earnings in the consolidated statements of operations. The change in fair value of the interest rate swap (inclusive of reclassifications to net income) was a loss of $0.2 million and a gain of $0.8 million, net of tax, for the years ended December 2014 and 2013, respectively, and were reflected in "Accumulated other comprehensive income (loss)" in the consolidated balance sheets. As of December 31, 2014, HSNi estimates that approximately $1.0 million of unrealized losses included in accumulated other comprehensive income related to this swap will be realized and reported in earnings within the next twelve months.

The fair value of the interest rate swap asset as of December 31, 2014 and December 31, 2013 was $0.2 million and $0.6 million, respectively, and was recorded in "Other non-current assets" in the consolidated balance sheets. See Note 9 for discussion of the fair value measurements concerning this interest rate swap.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	December 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$208	$—	$208	$—

	December 31, 2013
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$574	$—	$574	$—
Liabilities:
Contingent consideration	1,032	—	—	1,032
HSNi's interest rate swap was carried on the balance sheet at fair value as of December 31, 2014 and December 31, 2013. The swap was entered into for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. The fair value is based on a valuation model which utilizes interest rate yield curves and credit spreads as the significant inputs to the model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.

In connection with the 2012 acquisition of Chasing Fireflies, the purchase price included contingent consideration that was based on achieving specific annual performance targets or a cumulative three-year performance target for the three-year period ending December 31, 2014. During the year ended December 31, 2014, the performance targets were not achieved. Therefore, during the year ended December 31, 2014, HSNi adjusted the fair value of the contingent consideration to zero.

During the year ended December 31, 2013 Chasing Fireflies performance targets were not achieved and the fair value of the contingent consideration was decreased $3.6 million to $1.0 million at December 31, 2013. During the year ended December 31, 2013, HSNi also recognized a fair value adjustment of $3.0 million for indefinite-lived intangible assets related to the acquisition of Chasing Fireflies. The fair value of the intangible assets, consisting of trademarks and trade names, was determined using the relief from royalty method (level 3 criteria). Key inputs used in this calculation included revenue growth, discount, royalty and terminal growth rates. The net impact of the impairment charge and the contingent consideration adjustment was a reduction of expense of $0.6 million and is included in "General and administrative expense" in the accompanying consolidated statements of operations.

The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	December 31, 2014
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$228,126	$228,126	$—	$228,126	$—

	December 31, 2013
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term Loan	$240,625	$240,625	$—	$240,625	$—
The fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities (level 2 criteria).

HSNi measures certain assets, such as property and equipment and definite-lived intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. There were no fair value adjustments to the carrying values of HSNi's property and equipment and definite-lived intangible assets during December 31, 2014 or 2013.

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
Basic Earnings Per Share
For the years ended December 31, 2014, 2013 and 2012, basic earnings per share was computed using the number of weighted average shares of common stock outstanding and assumed to be outstanding for the period.
Diluted Earnings Per Share
For the years ended December 31, 2014, 2013 and 2012, diluted earnings per share was computed using the number of shares of common stock outstanding and assumed to be outstanding for the year and, if dilutive, the incremental common stock that HSNi would issue upon the assumed exercise of stock options and stock appreciation rights and the vesting of restricted stock units using the treasury stock method.

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net income
Continuing operations	$172,984	$178,449	$136,497
Discontinued operations	—	—	(5,822)
Net income	$172,984	$178,449	$130,675

Weighted average number of shares outstanding:
Basic	52,736	53,640	56,314
Dilutive effect of stock-based compensation awards	897	1,217	1,642
Diluted	53,633	54,857	57,956

Net income (loss) per share - basic:
Continuing operations	$3.28	$3.33	$2.42
Discontinued operations	—	—	(0.10)
Net income	$3.28	$3.33	$2.32

Net income (loss) per share - diluted:
Continuing operations	$3.23	$3.25	$2.36
Discontinued operations	—	—	(0.11)
Net income	$3.23	$3.25	$2.25

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	763	432	1,276

NOTE 11—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2014	2013	2012
Selling and marketing	$4,736	$3,793	$3,515
General and administrative	10,870	10,250	15,541
Stock-based compensation expense before income taxes	15,606	14,043	19,056
Income tax benefit	(5,685)	(4,835)	(6,494)
Stock-based compensation expense after income taxes	$9,921	$9,208	$12,562

As of December 31, 2014, there was approximately $22.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.1 years.
Second Amended and Restated 2008 Stock and Annual Incentive Plan
The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of December 31, 2014, there were approximately 2.6 million shares of common stock available for grants under the Plan.

HSNi can grant restricted stock, restricted stock units ("RSUs"), market stock units ("MSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time the underlying RSUs vest once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes were $12.7 million, $14.4 million, and $18.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In conjunction with a special cash dividend declared in the first quarter of 2015, as required by the anti-dilution provisions of the Plans, adjustments were made to outstanding equity awards as of the ex-dividend date to preserve their value following the dividend. For further discussion of the impact of the special cash dividend on the outstanding equity awards, see Note 21-Subsequent Events.
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

A summary of the status of the nonvested RSUs, as of December 31, 2014 and changes during the year ended December 31, 2014 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	623,709	$40.25
Granted	238,620	55.06
Vested	(191,106)	29.18
Forfeited	(69,644)	47.62
Nonvested at December 31, 2014	601,579	48.88
The weighted average per share fair value of RSUs granted during the years ended December 31, 2014, 2013 and 2012 based on market prices of HSNi’s common stock on the grant date was $55.06, $58.83, and $36.51, respectively.
The total fair value of RSUs that vested during the years ended December 31, 2014, 2013 and 2012 and settled in HSNi common stock was $10.9 million, $36.2 million, and $33.9 million, respectively. HSNi realizes a tax benefit for RSUs held by its employees in the year in which the award vests. The tax benefit realized by HSNi related to RSUs was approximately $4.2 million, $12.5 million, and $10.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, there was approximately $16.0 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.3 years.
Stock Options and SARs
SARs are similar to traditional stock options, except, upon exercise, holders of SARs will only receive a value equal to the spread between the current market price per share of the common stock and the exercise price. The SARs granted by HSNi may be settled in cash or common stock of HSNi, in the sole discretion of HSNi. All SARs exercised by employees of HSNi have been settled in stock. For all SARs currently outstanding, HSNi intends to settle these awards in stock upon exercise. The exercise price for awards granted under the Plan is required to be priced at, or above, the fair market value of HSNi’s stock at the date of grant. Awards typically vest ratably over a term of 3 years.

A summary of the status of the outstanding stock options and SARs as of December 31, 2014 is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,580,889	$34.15
Granted	423,579	55.05
Exercised	(650,740)	24.34
Forfeited	(39,528)	54.70
Expired	(17,520)	17.63
Outstanding at December 31, 2014 (1)	2,296,680	40.54	5.3	$81,429,314
Vested and expected to vest at December 31, 2014	2,223,860	40.04	5.2	$79,976,327
Exercisable at December 31, 2014	1,598,089	35.07	3.9	$65,406,938

(1)	Approximately 0.3 million stock options outstanding as of December 31, 2014 were held by employees of the other Spincos.
The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of HSNi’s common stock on December 31, 2014 of $76.00 and the exercise price for all “in the money” awards at December 31, 2014. This amount changes based on the fair market value of HSNi’s common stock. The intrinsic value of the stock options and SARs exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $23.4 million, $19.3 million, and $45.7 million, respectively. Cash received from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $0.6 million, $6.5 million, and $19.1 million, respectively. The tax benefit realized from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $8.8 million, $7.3 million, and $11.7 million, respectively.
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
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended December 31,
	2014	2013	2012
Volatility factor	36.4%	49.1%	46.5%
Risk-free interest rate	1.55%	0.85%	0.91%
Expected term	4.7	4.8	5.0
Dividend yield	1.8%	1.2%	1.4%

The weighted average fair values of stock options and SARs granted from the Plan during the years ended December 31, 2014, 2013 and 2012 at market prices equal to HSNi’s common stock on the grant date were $15.24, $22.57, and $12.96, respectively.
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
As of December 31, 2014, there was approximately $6.3 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and SARs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.7 years.

The following table summarizes the information about stock options and SARs outstanding and exercisable as of December 31, 2014:

	Outstanding			Exercisable
	Number Outstanding at December 31, 2014	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at December 31, 2014	Weighted Average Exercise Price
$0.00 to $9.99	96,094	$5.65	4.0	96,094	$5.65
$10.00 to $19.99	136,836	17.74	3.7	136,836	17.74
$20.00 to $29.99	57,320	29.72	6.1	57,320	29.72
$30.00 to $39.99	959,121	34.92	3.9	848,201	34.82
$40.00 to $49.99	370,555	44.71	3.6	370,555	44.71
$50.00 to $59.99	676,754	56.72	8.7	89,083	59.19
	2,296,680			1,598,089
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
During the third quarter of 2013, HSNi granted approximately 101,000 MSUs to its Chief Executive Officer. The MSUs vest over respective 3 years and 5 years performance periods (50% for each period). Payout percentages range between 0% and 200% of the target award depending on the awards' market condition, the future price of HSNi's stock at the end of each performance period as compared to HSNi's stock price at the date of grant (as defined in the MSU agreement). The fair value of the MSUs was $8.3 million, or an average of $82.67 per unit, and is recognized on a graded-vested basis over the performance periods. The fair value was measured on the grant date by applying a Monte Carlo simulation pricing model which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The weighted average assumptions used in the valuation of the MSUs were the following: volatility factor of 39.7%, risk-free interest rate of 1.00%, expected term of 4.0 years and dividend yield of 1.1%.

During the years ended December 31, 2014, 2013 and 2012, HSNi granted performance-based cash awards to certain executive employees (“Performance Cash”). Performance Cash vests over a three year performance period. Payout percentages range between 0% and 200% of the target award based on the award’s market condition, HSNi’s Total Shareholder Return relative to a peer group at the end of the performance period. Performance Cash is accounted for as a liability-based award as it will be settled in cash. For the years ended December 31, 2014, 2013 and 2012, HSNi granted Performance Cash with an aggregate target value of $4.4 million, $2.7 million and $1.6 million, respectively, with a grant date fair value of $3.8 million, $2.6 million and $1.1 million, respectively. Fair value is measured using a Monte-Carlo simulation and is remeasured at the end of each reporting period. As of December 31, 2014, 2013 and 2012, a liability of $4.4 million, $1.6 million and $0.5 million, respectively, was recorded for these awards.
Employee Stock Purchase Plan
The HSN, Inc. 2010 Employee Stock Purchase Plan (“ESPP”) was approved May 2010 and 750,000 shares of HSNi common stock were reserved for issuance under the ESPP. The ESPP permits employees to purchase shares of HSNi’s common stock during semi-annual purchase periods. Under the terms of the ESPP, eligible employees accumulate funds through payroll deductions and purchase shares at a price equal to the lesser of 85% of the fair market value of the common stock at the grant date or purchase date. All shares purchased under the ESPP must be held for a period of 6 months.

For the years ended December 31, 2014 and 2013, HSNi granted approximately 44,000 and 45,000 options, respectively, under the ESPP. The fair value of each option granted under the ESPP is determined on the grant date using the Black-Scholes option pricing model. The following are the weighted average assumptions used in the valuation of the ESPP options for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Volatility factor	22.0%	23.3%
Risk-free interest rate	0.08%	0.10%
Expected term	0.5	0.5
Dividend yield	1.7%	1.3%
For the years ended December 31, 2014, 2013 and 2012, approximately $0.5 million of expense was included in the consolidated statements of operations. For the years ended December 31, 2014, 2013 and 2012, HSNi received cash proceeds from the participating employees of approximately $2.0 million, $1.9 million and $1.6 million, respectively.
Restricted Common Equity in Cornerstone Brands
In connection with the acquisition of Cornerstone Brands by IAC in 2005 certain members of Cornerstone Brand’s management were granted restricted common equity in Cornerstone Brands. These awards were granted on April 1, 2005 and were initially measured at fair value, which was amortized to expense over the vesting period. These awards vested ratably over 4 years, or earlier based upon the occurrence of certain prescribed events. The awards vested in non-voting restricted common shares of Cornerstone Brands. As of December 31, 2014, these awards were significantly out of the money and are not expected to result in any cost should HSNi exercise its call right.

NOTE 12—INCOME TAXES
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income tax provision:
Federal	$(96,269)	$(81,521)	$(76,992)
State	(10,289)	(9,990)	(8,904)
Current income tax provision	(106,558)	(91,511)	(85,896)
Deferred income tax (provision) benefit:
Federal	1,468	(6,489)	1,814
State	547	308	709
Deferred income tax (provision) benefit	2,015	(6,181)	2,523
Income tax provision	$(104,543)	$(97,692)	$(83,373)

Current income taxes payable has been reduced by $12.9 million, $19.8 million, and $22.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to the income tax provision and additional paid-in capital.
The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2014	2013
Deferred tax assets:
Provision for accrued expenses	$34,987	$33,647
Inventories	13,969	13,125
Stock-based compensation	12,072	10,888
Net operating losses	1,705	1,531
Other	4,098	4,078
Total deferred tax assets	66,831	63,269
Less valuation allowance	(1,577)	(1,495)
Net deferred tax assets	65,254	61,774
Deferred tax liabilities:
Intangible and other assets	(92,267)	(91,018)
Prepaid expenses	(12,890)	(13,574)
Property and equipment	(16,216)	(15,455)
Total deferred tax liabilities	(121,373)	(120,047)
Net deferred tax liability	$(56,119)	$(58,273)
At December 31, 2014, HSNi had $4.8 million of net operating loss carryforwards which begin expiring in 2015. As of December 31, 2014 and 2013, HSNi had a valuation allowance of approximately $1.6 million and $1.5 million, respectively. Valuation allowances are recorded for certain deferred tax assets related to foreign and separate state net operating losses.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax provision at the federal statutory rate of 35%	$(97,135)	$(96,649)	$(76,955)
State income taxes, net of effect of federal tax benefit	(6,306)	(6,293)	(5,327)
Other, net	(1,102)	5,250	(1,091)
Income tax provision	$(104,543)	$(97,692)	$(83,373)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$910	$682	$664
Additions based on tax positions related to the current year	525	417	—
Additions for tax positions of prior years	576	—	18
Reductions for tax positions of prior years	—	(189)	—
Balance at end of year	$2,011	$910	$682
As of December 31, 2014 and 2013, the unrecognized tax benefits, including interest, were $2.4 million and $1.1 million, respectively. At December 31, 2014 and 2013, there are approximately $2.4 million and $0.9 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There is no material interest on unrecognized tax benefits included in income tax expense for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, HSNi has no material accrual for the payment of interest or penalties.
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
The Internal Revenue Service ("IRS") has concluded its examination of HSNi's consolidated federal income tax return for the year ended December 31, 2010 and its limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. No state income tax examinations are currently in process.
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

The IRS has completed its review of the IAC consolidated tax returns for the years ended December 31, 2001 through 2009, which includes the operations of HSNi through the date of the Spin-off. The settlement for these years has been submitted to and approved by the Joint Committee on Taxation. Various IAC consolidated tax returns filed with state, local and foreign jurisdictions are currently under examination for various tax years beginning with 2006. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal and state tax returns prepared and filed by IAC prior to the Spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.

NOTE 13—COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, HSNi is a party to various audits, claims and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, regulatory compliance, employment matters and other claims. HSNi establishes reserves for specific legal or tax compliance matters that it has determined the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
HSNi leases a satellite transponder, warehouse and office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses.

Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2015	$26,690
2016	23,797
2017	19,825
2018	16,337
2019	12,180
Thereafter	4,850
Total	$103,679

Expenses charged under these agreements were $25.1 million, $23.1 million, and $22.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, and were included in "General and administrative" expense in the accompanying consolidated statements of operations.
HSNi also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Amount of Commitments Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Letters of credit and surety bonds	$14,253	$14,193	$60	$—	$—
Purchase obligations	101,848	78,964	15,074	7,810	—
Total commercial commitments	$116,101	$93,157	$15,134	$7,810	$—
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
The “Applicable Percentage” is Liberty’s ownership percentage upon the Spin-off of HSNi, based on voting power (approximately 30%), plus 5%, but in no event more than 35%. Notwithstanding the foregoing, Liberty’s beneficial ownership may increase (and has increased) above the Applicable Percentage as a result of HSNi’s share repurchase program. Following the Spin-off, the Applicable Percentage for the Spinco is reduced for specified transfers of equity securities of the Spinco by the Liberty Parties. During the first two years following the Spin-off, acquisitions by the Liberty Parties were further limited to specified extraordinary transactions and, otherwise, to acquisitions representing no more than one-third of HSNi Common Stock received by the Liberty Parties in the Spin-off:

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

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash paid during the period for:
Income tax payments	$87,787	$92,502	$52,709
Income tax refunds	(482)	(2,061)	(10)
Interest payments	6,142	5,230	29,985
Non-cash investing activities:
Capital expenditures incurred but paid in advance	9,100	—	—
Non-cash financing activities:
Effective portion of change in interest rate swap	(1,581)	1,296	755

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

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Accumulated other comprehensive income (loss) as of January 1,	$354	$(471)	$—
Other comprehensive (loss) income before reclassifications	(1,581)	1,329	(755)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	1,215	—	—
Income tax (benefit) expense	139	(504)	284
Other comprehensive income, net of tax	(227)	825	(471)
Accumulated other comprehensive income (loss) as of December 31,	$127	$354	$(471)

Share Repurchase Program
On September 27, 2011, HSNi’s Board of Directors approved a share repurchase program which allowed HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. For the year ended December 31, 2014, HSNi acquired approximately 1.0 million shares of outstanding common stock for $55.5 million under the program at an average price of $54.87. For the year ended December 31, 2013, HSNi acquired approximately 2.7 million shares of outstanding common stock for $146.9 million under the program at an average price of $53.67. In July 2014, HSNi completed its 10 million share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share. All shares were immediately retired upon purchase.
On January 27, 2015, HSNi's Board of Directors approved a new share repurchase program which will allow HSNi to purchase up to 4 million shares of its common stock. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. See discussion of new share repurchase program in Note 21-Subsequent Events.
Dividend Policy
During the year ended December 31, 2014, HSNi's Board of Directors approved four quarterly cash dividends totaling $1.10 per common share resulting in aggregate dividend payments of approximately $57.8 million. During the year ended December 31, 2013, HSNi’s Board of Directors approved four quarterly cash dividends totaling $0.79 per common share resulting in a dividend payment of approximately $42.3 million.
In January 2015, HSNi's Board of Directors approved a special cash dividend of $10.00 per common share, representing $524 million in the aggregate, that will be paid February 19, 2015 to HSNi record holders as of February 9, 2015. In February 2015, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid March 25, 2014 to HSNi's record holders as of March 11, 2014. See discussion of special cash dividend in Note 21-Subsequent Events.
NOTE 17—DISCONTINUED OPERATIONS
In May 2012 and July 2012, substantially all of the assets and certain liabilities of Smith+Noble, a Cornerstone brand specializing in window treatments, and The Territory Ahead, a Cornerstone brand specializing in casual apparel for men and women, were sold for $5.5 million and $1.1 million, respectively. The results of operations for Smith+Noble and The Territory Ahead are presented separately as “Loss from discontinued operations, net of tax” in the consolidated statements of operations for all periods presented, and the cash flows are presented separately as discontinued operations in the consolidated statements of cash flows for all periods presented. Cornerstone recorded pre-tax losses of $6.0 million on the sales, including related impairment charges, in the second quarter of 2012, which is included in “Loss from discontinued operations, net of tax” in the accompanying consolidated statements of operations.

The following table reflects the results of Smith+Noble and The Territory Ahead that are reported as discontinued operations for all periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net sales	$—	$—	$40,154
Loss from discontinued operations (including loss on sale of $6.0 million recognized in the second quarter of 2012)	$—	$—	$(9,370)
Income tax benefit	—	—	3,548
Loss from discontinued operations, net of tax	$—	$—	$(5,822)

NOTE 18—ACQUISITION
In April 2012, HSNi, through Cornerstone, acquired substantially all of the assets and liabilities of Chasing Fireflies, LLC, a leading direct-to-consumer premium children's and family lifestyle brand. The purchase price was $22.9 million in cash and contingent consideration valued at $6.5 million as of the acquisition date. The fair value of the contingent consideration was estimated by applying a probability-weighted income approach. The acquisition was accounted for as a business combination and the total purchase consideration was assigned to the assets acquired, primarily inventory and other assets totaling $8.6 million and liabilities assumed totaling $2.6 million, at their estimated fair value as of the acquisition date. The allocation of the identifiable intangible assets and goodwill included $13.5 million primarily for trade names and customer relationships and $9.9 million for goodwill. Proforma information was not presented for this acquisition as it was not material to HSNi's consolidated results of operations or financial position.

Chasing Fireflies did not achieve the performance targets to earn the outstanding contingent consideration for the years ended December 31, 2014 and December 31, 2013; therefore, HSNi reduced the fair value of the contingent consideration by $1.0 million and $3.6 million, respectively, which was included in "General and administrative expense" in the accompanying consolidated statements of operations.

While performing its annual impairment testing in the fourth quarter of fiscal 2013 for HSNi's goodwill and indefinite-lived intangible assets, HSNi determined the fair value of the indefinite-lived intangible assets from the Chasing Fireflies acquisition was lower than its carrying value; therefore, an impairment charge of $3.0 million was recorded during the fourth quarter of fiscal 2013 and was included in "General and administrative expense" in the accompanying consolidated statements of operations. See Note 3 for a further discussion on goodwill and indefinite-lived intangible assets.

NOTE 19—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(a)		(b)	(c) (d)
	(In thousands, except per share data)
Year Ended December 31, 2014
Net sales	$777,420	$855,204	$837,477	$1,117,894
Gross profit	275,774	313,135	302,415	381,737
Operating income	41,868	67,367	65,968	109,406
Income from continuing operations	24,182	40,940	39,531	68,331
Loss from discontinued operations, net of tax	—	—	—	—
Net income	24,182	40,940	39,531	68,331
Income from continuing operations per share:
Basic	$0.45	$0.77	$0.75	$1.30
Diluted	$0.45	$0.76	$0.74	$1.28
Net income per share:
Basic	$0.45	$0.77	$0.75	$1.30
Diluted	$0.45	$0.76	$0.74	$1.28
Dividends declared per common share	$0.25	$0.25	$0.25	$0.35

Year Ended December 31, 2013
Net sales	$772,651	$812,606	$798,890	$1,019,835
Gross profit	280,147	308,777	288,590	352,300
Operating income	52,518	71,299	61,085	97,752
Income from continuing operations	31,553	43,271	42,052	61,573
(Loss) income from discontinued operations, net of tax	(9)	9	—	—
Net income	31,544	43,280	42,052	61,573
Income from continuing operations per share:
Basic	$0.58	$0.81	$0.79	$1.16
Diluted	$0.56	$0.79	$0.77	$1.14
Net income per share:
Basic	$0.58	$0.81	$0.79	$1.16
Diluted	$0.56	$0.79	$0.77	$1.14
Dividends declared per common share	$0.18	$0.18	$0.18	$0.25

(a)	The first quarter of 2014 includes a $3.1 million settlement with the Consumer Product Safety Commission.

(b)	The third quarter of 2013 includes discrete tax benefits of $3.7 million which increased diluted earnings per share by $0.07.

(c)
The fourth quarter of 2013 includes a $3.6 million reduction to a previously recorded contingent consideration obligation and a $3.0 million impairment charge of intangible assets related to a 2012 acquisition resulting in a net expense reduction of $0.6 million, or $1.7 million net of taxes. These fair value adjustments increased diluted earnings per share by $0.03.

(d)
The fourth quarter of 2014 includes $5.0 million of revenue, or $3.1 million of income, net of taxes, related to the cumulative reversal of liabilities for certain unused merchandise credits ("breakage") which increased diluted earnings per share by $0.06.

NOTE 20—RETIREMENT AND SAVINGS PLANS
Effective December 31, 2008, HSNi established the HSN, Inc. Retirement Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, up to the statutory limits. For the years ended December 31, 2014 and December 31, 2013, HSNi contributed fifty cents for each dollar a participant contributed of the first 6% of a participant's deferrals. For the year ended December 31, 2012, HSNi contributed twenty-five cents for each dollar a participant contributed of the first 6% of a participant's deferrals. HSNi’s matching contributions were $4.6 million, $4.6 million and $2.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Effective January 1, 2014, HSNi initiated a nonqualified deferred compensation plan allowing salary and annual bonus deferrals for qualifying employees as permitted by the Internal Revenue Code. Participant deferrals earn investment returns based on a select number of investment options, including equity and debt mutual funds. HSNi invested comparable amounts in marketable securities through life insurance policies to mitigate the risk associated with the investment return on the employee deferrals. Assets related to the funded portion of the deferred compensation plan are held in a rabbi trust which remains subject to claims of HSNi's general creditors. HSNi remains liable to the participants for the unfunded portion of the plan. HSNi records changes in the fair value of the asset and liability in the statement of operations. As of December 31, 2014, the company-owned life insurance policies had a cash surrender value of $0.5 million and was recorded in "Other non-current assets" in the consolidated balance sheet and the deferred compensation liability was $0.6 million and was recorded in "Other long-term liabilities" in the consolidated balance sheet.

NOTE 21—SUBSEQUENT EVENTS

New Credit Agreement

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated credit agreement ("Credit Agreement") which is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of HSNi's first-tier foreign subsidiaries. The Credit Agreement replaced the existing $600 million credit facility that was set to expire in April 2017. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement. The Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. HSNi drew $200 million from its term loan under the new Credit Agreement on January 27, 2015 to repay its existing term loan of $228.1 million and drew the remaining $300 million from its term loan and $200 million under the revolving credit facility, both under the new Credit Agreement, on February 18, 2015 to fund a $524 million special cash dividend that was paid on February 19, 2015, as discussed below.

In connection with the termination of the prior credit agreement, of the unamortized deferred financing costs of $2.4 million, $0.5 million will be written off in the first quarter of 2015. The balance of $1.9 million will be amortized to interest expense over the five-year term of the new Credit Agreement in addition to the $6.6 million in capitalized financing costs related to the new Credit Agreement.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. Loans under the Credit Agreement bear interest at a per annum rate equal to a LIBOR rate plus a predetermined margin that ranges from 1.50% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.50% to 1.25%. HSNi can elect to borrow at either a LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

Special Cash Dividend and Share Repurchase Program

Effective January 27, 2015, HSNi's Board of Directors approved a special cash dividend of $10.00 per common share, representing $524 million in the aggregate, that was paid February 19, 2015 to HSNi record holders as of February 9, 2015. The special cash dividend was funded primarily from HSNi's new $1.25 billion Credit Agreement. As of December 31, 2014, on a pro forma basis after giving retroactive effect to the special cash dividend, HSNi's leverage ratio of net debt to Adjusted EBITDA would have been approximately 1.8x. Additionally, the Board also authorized a new share repurchase program covering 4 million shares, principally to offset dilution related to HSNi's equity compensation programs.

In conjunction with the special cash dividend, as required by the anti-dilution provisions of HSNi's equity compensation plans (the "Plans"), adjustments were made to outstanding equity awards as of the ex-dividend date to preserve their value following the dividend, as follows: (i) the number of shares subject to outstanding RSUs was increased as a result of the reinvestment of the dividend; and (ii) the exercise prices of outstanding stock options and SARs and the grant date fair value of MSUs were reduced and the number of shares subject to such awards was increased. Approximately 452,000 additional awards were issued as a result of the special dividend. These adjustments did not result in additional stock-based compensation expense, as the fair value of the outstanding awards did not change. As further required by the Plans, the maximum number of shares issuable under the Plans was also proportionally adjusted, which resulted in approximately 943,000 additional shares available to be issued.

Schedule II
HSN, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions		Balance at End of Period
2014
Allowance for doubtful accounts	$16,863	$23,986	$1,874	$(23,899)	(1)	$18,824
Sales return accrual	40,072	655,304	—	(654,587)		40,789
Deferred tax valuation allowance	1,495	82	—	—		1,577
2013
Allowance for doubtful accounts	$14,537	$23,414	$13	$(21,101)	(1)	$16,863
Sales return accrual	40,554	648,381	—	(648,863)		40,072
Deferred tax valuation allowance	5,293	262	(4,060)	—		1,495
2012
Allowance for doubtful accounts	$13,127	$24,186	$(137)	$(22,639)	(1)	$14,537
Sales return accrual	39,563	658,394	205	(657,608)		40,554
Deferred tax valuation allowance	14,274	23	(9,004)	—		5,293

(1)	Write-off of uncollectible accounts receivable

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2014. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As required by Rule 13a-15(b) under the Exchange Act, our management evaluated the effectiveness of our internal controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation and criterion, we concluded that as December 31, 2014, our internal control over financial reporting was effective.

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

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has concluded that there were no such changes during this period.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of HSN, Inc.

We have audited HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). HSN, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, HSN, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of HSN, Inc. and subsidiaries and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tampa, Florida
February 26, 2015

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

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

10.8	Pledge Agreement dated as of April 24, 2012, by the Credit Parties (as defined in the Credit Agreement dated April 24, 2012) and Bank of America, N.A., as Collateral Agent	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 25, 2012

10.9
Credit Agreement among HSN, Inc., as Borrower, Certain Subsidiaries of the Borrower, as Guarantors, The Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, dated as of July 25, 2008
Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

10.10
Credit Agreement dated as of January 27, 2015 by and among HSN, Inc. and certain of its subsidiaries, Bank of America, N.A., as Administrative Agent and Collateral Agent; JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, each as a Syndication Agent; Fifth Third Bank, Regions Bank, MUFG Union Bank, Branch Banking and Trust Company, BBVA Compass Bank and PNC Bank, National Association, each as a Documentation Agent; and Bank of America Merrill Lynch, J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2015

10.11	Pledge Agreement dated as of January 27, 2015, by the Credit Parties (as defined in the Credit Agreement dated January 27, 2015) and Bank of America, N.A, as Collateral Agent.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2015

10.12	Employment Agreement between Mindy Grossman and HSN, Inc., dated as of July 29, 2008*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

* Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
10.13	First Amendment to Employment Agreement between Mindy Grossman and HSN, Inc., dated as of August 5, 2010*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2010

10.14	HSN, Inc. Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.15	HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 20, 2014

10.16	Amended and Restated Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.17	Form of Stock Appreciation Rights Agreement*	Filed herewith

10.18	Form of Stock Option Agreement*	Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.19	Form of Restricted Stock Units Agreement*	Filed herewith

10.20	Form of Restricted Stock Units Agreement (for Non-Employee Directors)*	Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.21	Form of Deferred Restricted Stock Unit Agreement*	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2013

10.22	Named Executive Officer and EVP Severance Plan*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009

10.23	Executive Severance Plan*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2010

10.24	Form of Performance Cash Award Agreement*	Exhibit 10.21 to the Company's Annual Report on Form 10-K filed February 21, 2013

10.25	Employee Stock Purchase Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.26	Form of Deferred Share Unit Agreement*	Exhibit 10.23 to the Company's Annual Report on Form 10-K filed February 23, 2012

10.27	Form of Performance Award Agreement*	Exhibit 10.24 to the Company's Annual Report on Form 10-K filed February 21, 2013

10.28	Form of Market Stock Unit Agreement*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2013

10.29	HSN, Inc. Nonqualified Deferred Compensation Plan	Exhibit 10.27 to the Company's Annual Report on Form 10-K filed February 20, 2014

12.1	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21.1	Subsidiaries of HSN, Inc.	Filed herewith

23.1	Consent of Independent Registered Certified Public Accounting Firm	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

* Reflects management contracts and management and director compensation plans.

Exhibit No	Description of Document	Method of Filing
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013, and 2012, (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSN, INC.

Date: February 26, 2015	By:	/S/ Mindy Grossman
Mindy Grossman, Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2015	By:	/S/ Judy A. Schmeling
Judy A. Schmeling, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2015.

/S/ Mindy Grossman	Chief Executive Officer and Director (Principal Executive Officer)
Mindy Grossman

/S/ Judy A. Schmeling	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)
Judy A. Schmeling

/S/ William Costello
William Costello	Director

/S/ James Follo
James Follo	Director

/S/ Stephanie Kugelman
Stephanie Kugelman	Director

/S/ Arthur Martinez
Arthur Martinez	Chairman of the Board of Directors

/S/ Thomas McInerney
Thomas McInerney	Director

/S/ John B. Morse, Jr.
John B. Morse, Jr.	Director

/S/ Matthew Rubel
Matthew Rubel	Director

/S/ Ann Sarnoff
Ann Sarnoff	Director

/S/ Courtnee Ulrich
Courtnee Ulrich	Director

EXHIBIT INDEX

Exhibit No.	Description of Document

10.17	Form of Stock Appreciation Rights Agreement

10.19	Form of Restricted Stock Unit Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of HSN, Inc.

23.1	Consent of Independent Registered Certified Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013, and 2012, (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.