Form 10-Q
period 2015-03-31
HSN, Inc.
filed 2015-05-06
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
As of May 5, 2015, the registrant had 52,472,334 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$841,887	$777,420
Cost of sales	541,681	501,646
Gross profit	300,206	275,774
Operating expenses:
Selling and marketing	175,358	167,240
General and administrative	56,590	55,910
Depreciation and amortization	11,249	10,756
Total operating expenses	243,197	233,906
Operating income	57,009	41,868
Other income (expense):
Interest income	40	69
Interest expense	(3,337)	(1,768)
Total other expense, net	(3,297)	(1,699)
Income before income taxes	53,712	40,169
Income tax provision	(20,023)	(15,987)
Net income	$33,689	$24,182

Net income per share:
Basic	$0.64	$0.45
Diluted	$0.63	$0.45
Shares used in computing earnings per share:
Basic	52,573	53,160
Diluted	53,760	54,165
Dividends declared per share	$10.35	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$33,689	$24,182
Other comprehensive loss:
Change in fair value of derivative instrument, net of tax	(499)	(20)
Other comprehensive loss, net of tax	(499)	(20)
Comprehensive income	$33,190	$24,162

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,	March 31,
	2015	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$77,547	$159,985	$160,868
Accounts receivable, net of allowance of $16,997, $18,824 and $17,378, respectively	218,651	317,785	206,857
Inventories	435,902	398,705	365,847
Deferred income taxes	31,055	32,668	28,309
Prepaid expenses and other current assets	57,547	44,728	56,454
Total current assets	820,702	953,871	818,335
Property and equipment, net	194,023	193,889	175,798
Intangible assets, net	261,864	261,962	262,198
Goodwill	9,858	9,858	9,858
Other non-current assets	17,499	12,614	19,643
TOTAL ASSETS	$1,303,946	$1,432,194	$1,285,832
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$211,553	$255,287	$211,160
Current maturities of long-term debt	6,250	17,188	12,500
Accrued expenses and other current liabilities	221,596	241,074	196,755
Total current liabilities	439,399	513,549	420,415
Long-term debt, less current maturities	668,750	210,938	225,000
Deferred income taxes	84,944	88,787	84,533
Other long-term liabilities	18,124	16,579	15,089
Total liabilities	1,211,217	829,853	745,037
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,565,318, 52,425,895 and 53,188,408 issued shares at March 31, 2015, December 31, 2014 and March 31, 2014, respectively	526	524	532
Additional paid-in capital	1,167,777	1,710,581	1,797,622
Accumulated deficit	(1,075,202)	(1,108,891)	(1,257,693)
Accumulated other comprehensive (loss) income	(372)	127	334
Total shareholders’ equity	92,729	602,341	540,795
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,303,946	$1,432,194	$1,285,832

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	—	$—	53,002	$530	$1,810,072	$(1,281,875)	$354	$529,081
Net income	—	—	—	—	—	172,984	—	172,984
Other comprehensive loss	—	—	—	—	—	—	(227)	(227)
Stock-based compensation expense for equity awards	—	—	—	—	15,606	—	—	15,606
Cash dividends declared on common stock	—	—	—	—	(57,824)	—	—	(57,824)
Issuance of common stock from stock-based compensation awards, including tax benefit of $8,293	—	—	435	4	(1,816)	—	—	(1,812)
Repurchases of common stock	—	—	(1,011)	(10)	(55,457)	—	—	(55,467)
Balance as of December 31, 2014	—	—	52,426	524	1,710,581	(1,108,891)	127	602,341
Net income	—	—	—	—	—	33,689	—	33,689
Other comprehensive loss	—	—	—	—	—	—	(499)	(499)
Stock-based compensation expense for equity awards	—	—	—	—	4,657	—	—	4,657
Cash dividends declared on common stock	—	—	—	—	(542,748)	—	—	(542,748)
Issuance of common stock from stock-based compensation awards, including tax benefit of $3,905	—	—	257	3	3,181	—	—	3,184
Repurchases of common stock	—	—	(118)	(1)	(7,894)	—	—	(7,895)
Balance as of March 31, 2015	—	$—	52,565	$526	$1,167,777	$(1,075,202)	$(372)	$92,729

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$33,689	$24,182
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,249	10,756
Stock-based compensation expense	4,657	4,026
Amortization of debt issuance costs	831	275
Deferred income taxes	(1,925)	(2,031)
Bad debt expense	5,415	4,594
Excess tax benefits from stock-based awards	(3,905)	(3,583)
Other	235	(5)
Changes in current assets and liabilities:
Accounts receivable	93,717	53,679
Inventories	(37,197)	(38,528)
Prepaid expenses and other assets	(12,159)	(7,603)
Accounts payable, accrued expenses and other current liabilities	(58,258)	(54,461)
Net cash provided by (used in) operating activities	36,349	(8,699)
Cash flows from investing activities:
Capital expenditures	(13,145)	(7,262)
Other	—	(540)
Net cash used in investing activities	(13,145)	(7,802)
Cash flows from financing activities:
Borrowings under term loan	500,000	—
Repayment of term loan	(228,125)	(3,125)
Borrowings under revolving credit facility	200,000	—
Repayment of revolving credit facility	(25,000)	—
Repurchase of common stock	(6,987)	(1,467)
Payments of debt issuance costs	(6,584)	—
Cash dividends paid	(542,748)	(13,292)
Proceeds from issuance of common stock	3,816	715
Tax withholdings related to stock-based awards	(3,919)	(5,478)
Excess tax benefits from stock-based awards	3,905	3,583
Net cash used in financing activities	(105,642)	(19,064)
Net decrease in cash and cash equivalents	(82,438)	(35,565)
Cash and cash equivalents at beginning of period	159,985	196,433
Cash and cash equivalents at end of period	$77,547	$160,868

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks and other direct-response television marketing; (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (iii) websites, which consist primarily of HSN.com and the seven branded websites operated by Cornerstone; (iv) mobile applications; and (v) retail and outlet stores. HSNi’s television home shopping business, related digital sales and outlet stores are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.”
HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & health, and home & other (including household, home design, electronics and culinary). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, home décor, tabletop, textiles and other home related goods) and apparel & accessories.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi's management, all normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi's audited consolidated financial statements and notes thereto for the year ended December 31, 2014. The consolidated balance sheet as of December 31, 2014 and the consolidated statement of shareholders' equity for the year ended December 31, 2014 were derived from the audited consolidated financial statements at that date but may not include all disclosures required by GAAP. Intercompany transactions and accounts have been eliminated in consolidation.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that annual period. HSNi is in the process of assessing the impact of the adoption of ASU 2014-09 to its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. ASU 2015-03 is effective for periods beginning after December 15, 2015, including interim periods within that annual period. HSNi will adopt ASU 2015-03 in the first quarter of 2016.

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
NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	March 31,	December 31,	March 31,
	2015	2014	2014
Capitalized software	$225,455	$223,436	$219,537
Computer and broadcast equipment	90,821	89,739	85,602
Buildings and leasehold improvements	105,940	105,086	103,561
Furniture and other equipment	91,106	88,174	87,651
Projects in progress	34,549	30,794	8,472
Land and land improvements	10,542	10,541	10,460
	558,413	547,770	515,283
Less: accumulated depreciation and amortization	(364,390)	(353,881)	(339,485)
Total property and equipment, net	$194,023	$193,889	$175,798

NOTE 4—SEGMENT INFORMATION
HSNi presents its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered and/or the target market. HSNi has two operating segments, HSN and Cornerstone. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2014. Intercompany accounts and transactions have been eliminated in consolidation.
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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$66,190	$6,961	$73,151	$59,142	$615	$59,757
Stock-based compensation expense	(3,607)	(1,050)	(4,657)	(3,145)	(881)	(4,026)
Depreciation and amortization	(7,419)	(3,830)	(11,249)	(7,436)	(3,320)	(10,756)
CPSC settlement (a)	—	—	—	—	(3,100)	(3,100)
Loss on disposition of fixed assets	(236)	—	(236)	—	(7)	(7)
Operating income (loss)	$54,928	$2,081	57,009	$48,561	$(6,693)	41,868
Total other expense, net			(3,297)			(1,699)
Income before income taxes			53,712			40,169
Income tax provision			(20,023)			(15,987)
Net income			$33,689			$24,182

(a) In the first quarter of 2014, Cornerstone recorded a $3.1 million settlement of a civil penalty assessed by the Consumer Product Safety Commission.

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net sales:
HSN	$600,492	$544,487
Cornerstone	241,395	232,933
Total	$841,887	$777,420

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014

Net income	$33,689	$24,182

Weighted average number of shares outstanding:
Basic	52,573	53,160
Dilutive effect of stock-based compensation awards	1,187	1,005
Diluted	53,760	54,165

Net income per share:
Basic	$0.64	$0.45
Diluted	$0.63	$0.45

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	527	746

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	March 31,	December 31,	March 31,
	2015	2014	2014
Secured credit agreement terminated January 27, 2015:
Term loan	$—	$228,126	$237,500
Revolving credit facility	—	—	—
Secured credit agreement expiring January 27, 2020:
Term loan	500,000	—	—
Revolving credit facility	175,000	—	—
Total long-term debt	675,000	228,126	237,500
Less: current maturities	(6,250)	(17,188)	(12,500)
Long-term debt, less current maturities	$668,750	$210,938	$225,000

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated credit agreement ("Credit Agreement") which is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of HSNi's first-tier foreign subsidiaries. This Credit Agreement replaced the credit agreement that was set to expire in April 2017. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement.  The Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. HSNi drew $200 million from its term loan under the Credit Agreement on January 27, 2015 to repay in full its existing term loan of $228.1 million. HSNi drew the remaining $300 million from the term loan and $200 million under the revolving credit facility, both under the Credit Agreement, on February 18, 2015 to fund a $524 million special cash dividend that was paid on February 19, 2015.

In connection with the termination of the prior credit agreement, $0.5 million of the $2.4 million of unamortized deferred financing costs were expensed in the first quarter of 2015 and are included in "Interest expense" in the consolidated statements of operations. The remaining balance of $1.9 million and the $6.6 million in capitalized financing costs related to the Credit Agreement will be amortized to interest expense over the five-year term of the Credit Agreement.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of March 31, 2015 with a leverage ratio of 1.91x and an interest coverage ratio of 49.06x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate plus a predetermined margin which is determined by HSNi's leverage ratio. The interest rate on the $675 million outstanding long-term debt balance as of March 31, 2015 was 1.68%.  HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $4.6 million as of March 31, 2015. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of March 31, 2015, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $570.4 million.

NOTE 7—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of March 31, 2015. The interest rate swap took effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized in earnings in the consolidated statements of operations. The changes in fair value of the interest rate swap (inclusive of reclassifications to net income and net of tax) for the three months ended March 31, 2015 and 2014 were losses of approximately $0.5 million and less than $0.1 million, respectively, and were included in other comprehensive loss.

The fair value of the interest rate swap at March 31, 2015 was a liability of $0.6 million and was recorded in "Other long-term liabilities" in the consolidated balance sheet. The fair value of the interest rate swap at December 31, 2014 and March 31, 2014 was an asset of $0.2 million and $0.5 million, respectively, and was recorded in "Other non-current assets" in the consolidated balance sheets. HSNi estimates that approximately $1.0 million of unrealized losses included in accumulated other comprehensive loss related to this swap will be realized and reported in earnings within the next twelve months. See Note 8 for discussion of the fair value measurements concerning this interest rate swap.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	March 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$596	$—	$596	$—

	December 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$208	$—	$208	$—

	March 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$534	$—	$534	$—
HSNi's interest rate swap is carried on the balance sheet at fair value. The swap was entered into in December 2012 for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. The fair value is based on a valuation model which utilizes interest rate yield curves and credit spreads as the significant inputs to the model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.

The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	March 31, 2015
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$500,000	$500,000	$—	$500,000	$—
Revolving credit facility	$175,000	$175,000	$—	$175,000	$—

	December 31, 2014
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan terminated January 27, 2015	$228,126	$228,126	$—	$228,126	$—

	March 31, 2014
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan terminated January 27, 2015	$237,500	$237,500	$—	$237,500	$—
The fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities (level 2 criteria).
HSNi measures certain assets, such as property and equipment and intangible assets, at fair value on a nonrecurring basis. These assets are remeasured at fair value if they are deemed to be impaired. During the quarters ended March 31, 2015 and 2014, none of these assets were deemed to be impaired.
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
For the three months ended March 31, 2015, HSNi recorded a tax provision of $20.0 million which represents an effective tax rate of 37.3%. For the three months ended March 31, 2014, HSNi recorded a tax provision of $16.0 million, which represents effective tax rates of 39.8% . The change in the effective tax rate for the current year compared to the prior year period was primarily due to the non-deductibility of the $3.1 million settlement with the Consumer Product Safety Commission in the first quarter of 2014.
The Internal Revenue Service ("IRS") has concluded its examination of HSNi's consolidated federal income tax return for the year ended December 31, 2010 and its limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. There are currently no income tax examinations in progress.
HSNi and several companies previously owned by IAC/InterActiveCorp, or IAC, were spun-off from IAC on August 20, 2008. In connection with the spin-off, HSNi entered into a Tax Sharing Agreement with IAC pursuant to which, among other things, each of the companies included in the spin-off (the "Spincos") has indemnified IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from (i) any act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) any acquisition of equity securities or assets of such Spinco or a member of its group, and (iii) any breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. As a result, the Tax Sharing Agreement could subject HSNi to tax contingencies.  In the event an adjustment with respect to a pre-spin-off period for which IAC is responsible results in a tax benefit to HSNi in a post-spin-off period, HSNi will be required to pay such tax benefit to IAC. In general, IAC controls all audits and administrative matters and other tax proceedings relating to the consolidated federal income tax return of the IAC group and any other tax returns for which the IAC group is responsible.

No IAC consolidated or combined federal or state tax returns for years including HSNi operations are under examination. By virtue of the Tax Sharing Agreement with IAC, HSNi is indemnified with respect to additional tax liabilities for consolidated or combined federal and state tax returns prepared and filed by IAC prior to the spin-off, but is liable for any additional tax liabilities for HSNi separately filed state income tax returns.
NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Selling and marketing	$1,554	$1,193
General and administrative	3,103	2,833
Stock-based compensation expense before income taxes	4,657	4,026
Income tax benefit	(1,651)	(1,436)
Stock-based compensation expense after income taxes	$3,006	$2,590

As of March 31, 2015, there was approximately $33.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.2 years.

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares (8.8 million shares after giving effect to the special cash dividend) of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value.

In connection with the special cash dividend of $10.00 per common share paid on February 19, 2015, and as required by the anti-dilution provisions of the Plan, adjustments were made to outstanding equity awards as of the ex-dividend date to preserve their value following the dividend, as follows: (i) the number of shares subject to outstanding restricted stock units was increased as a result of the reinvestment of the dividend; and (ii) the exercise prices of outstanding stock options and stock appreciation rights and the grant date fair value of market stock units were reduced and the number of shares subject to such awards was increased. These adjustments did not result in additional stock-based compensation expense as the fair value of the outstanding awards did not change. As further required by the Plan, the maximum number of shares issuable under the Plan was also proportionally adjusted, which resulted in approximately 0.8 million additional shares available to be issued. As of March 31, 2015, after adjustment for the special dividend, there were approximately 2.5 million shares of common stock available for grants under the Plan.
A summary of the stock-based awards granted during the three months ended March 31, 2015 is as follows:

	Three Months Ended March 31, 2015
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	508,420	$13.65
Restricted stock units	168,510	$65.81
Employee stock purchase plan options	18,428	$15.45
Stock appreciation rights and stock options due to special dividend	343,485	-
Restricted stock unit dividend equivalents due to special dividend and quarterly dividend	94,351	-
Market stock units related to special dividend	15,078	-

The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the stock appreciation rights are estimated on the grant date using the Black-Scholes option pricing model. The weighted average assumptions used in the valuation of each for the three months ended March 31, 2015 are as follows:

	Three Months Ended March 31, 2015
	Stock Appreciation Rights	Employee Stock Purchase Plan Options
Volatility factor	29.2%	21.1%
Risk-free interest rate	1.49%	0.11%
Expected term	4.4	0.5
Dividend yield	2.2%	1.9%
As a result of the special cash dividend, the exercise prices of outstanding stock options and stock appreciation rights were reduced and the number of shares subject as of the ex-dividend date. The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable (after giving effect to the special cash dividend) as of March 31, 2015:

	Outstanding			Exercisable
	Number Outstanding at March 31, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at March 31, 2015	Weighted Average Exercise Price
$0.00 to $9.99	110,525	$4.92	3.7	110,525	$4.92
$10.00 to $19.99	136,476	15.62	3.6	136,476	15.62
$20.00 to $29.99	442,407	28.85	1.4	442,407	28.85
$30.00 to $39.99	1,042,977	34.63	4.7	1,036,087	34.64
$40.00 to $49.99	430,238	47.73	8.9	129,400	47.73
$50.00 to $59.99	312,883	51.57	8.0	188,557	51.58
$60.00 to $69.99	508,420	65.24	9.9	—	—
	2,983,926			2,043,452

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
Effective September 27, 2011, HSNi's Board of Directors approved a share repurchase program which allowed HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. During the three months ended March 31, 2014, HSNi acquired approximately 27,000 shares of its outstanding common stock for $1.5 million at an average price of $54.10. In July 2014, HSNi completed this share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share. All shares were retired immediately following purchase.
Effective January 27, 2015, HSNi’s Board of Directors approved a new share repurchase program which allows HSNi to purchase up to 4 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the three months ended March 31, 2015, HSNi acquired approximately 118,000 shares of its outstanding common stock for $7.9 million at an average price of $66.70. All shares were retired immediately following purchase.
Dividend Policy
Effective January 27, 2015, HSNi's Board of Directors approved a special cash dividend of $10.00 per common share resulting in a payment of $524.3 million on February 19, 2015 to HSNi shareholders of record as of February 9, 2015. The special cash dividend was part of a leveraged recapitalization transaction. The special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6-Long-Term Debt that was completed during the three months ended March 31, 2015.

In the first quarter of 2015, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share resulting in a payment of $18.4 million on March 25, 2015 to HSNi's shareholders of record as of March 11, 2015. In the first quarter of 2014, HSNi's Board of Directors approved a quarterly cash dividend of $0.25 per common share resulting in a payment of $13.3 million on March 19, 2014 to HSNi's shareholders of record as of March 5, 2014.
In the second quarter of 2015, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid on June 17, 2015 to HSNi's shareholders of record as of June 3, 2015.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 (in thousands):

	2015	2014
Accumulated other comprehensive income as of January 1,	$127	$354
Other comprehensive loss before reclassifications	(1,124)	(253)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	320	214
Income tax benefit	305	19
Other comprehensive loss, net of tax	(499)	(20)
Accumulated other comprehensive (loss) income as of March 31,	$(372)	$334

NOTE 12—COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, HSNi is a party to various audits, claims and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, product recalls, regulatory compliance, employment matters and other claims. HSNi has established reserves for specific legal or tax compliance matters for which it has determined the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

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
Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2014 and the following:

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

•	HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective;

•	our ability to offer new or innovative products and services through various platforms in a cost effective manner and consumer acceptance of these products and services;

•	risks associated with litigation;

•	risks associated with acquisitions including the ability to successfully integrate new businesses and achieve expected benefits and results; and

•	the loss of any key member of our senior management team.
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

Results of Operations
Net Sales
Net sales primarily relate to the sale of merchandise, including shipping and handling fees, and are reduced by incentive discounts and actual and estimated sales returns. Sales taxes collected are not included in net sales. Digital sales include sales placed through our internet websites and our mobile applications using tablets and smart phones.
Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions.

	Three Months Ended March 31,
	2015	Change	2014
	(Dollars in thousands)
HSN	$600,492	10%	$544,487
Cornerstone	241,395	4%	232,933
Total HSNi net sales	$841,887	8%	$777,420
HSNi net sales in the first quarter of 2015 increased 8%, or $64.5 million, due to 10% sales growth at HSN and 4% sales growth at Cornerstone. Digital sales grew 12% with penetration increasing 180 basis points to 48.6%. The gross units shipped in the first quarter of 2015 increased 4% to 15.2 million and the average price point increased 3% to $61.83.
HSN
HSN net sales in the first quarter of 2015 increased 10%, or $56.0 million with sales growth in all divisions except jewelry.  These results include sales associated with a direct-response television marketing campaign that started during the fourth quarter of 2014 and contributed to 2% of this growth. Digital sales grew 18% and penetration increased 280 basis points to 40.7%. The return rate decreased 60 basis points from 18.3% to 17.7% primarily due to a change in product mix. Gross units shipped increased 8% to 12.0 million. Average price point increased 2% to $57.30.
Divisional product sales mix at HSN is provided in the table below:

	Three Months Ended March 31,
	2015	2014
Jewelry	9.2%	10.7%
Fashion (apparel & accessories)	15.2%	15.0%
Beauty & Health	26.3%	26.0%
Home & Other (including household, home design, electronics and culinary)	49.3%	48.3%
Total	100.0%	100.0%
Cornerstone
Cornerstone net sales in the first quarter of 2015 increased $8.5 million to $241.4 million. Sales grew in the home brands, offset by lower sales in the apparel brands. Digital sales penetration increased 60 basis points to 68.1%. Catalog circulation was relatively flat compared to the prior year; circulation increased in the home brands but were offset by strategic decisions to lower circulation in the apparel brands. The return rate improved 50 basis points to 13.3% primarily due to a sales mix shift to the home brands which typically carry lower return rates.

The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended March 31,
	2015	2014
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	75.2%	73.3%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith)	24.8%	26.7%
Total	100.0%	100.0%

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in supply chain functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended March 31,
	2015	Change	2014
	(Dollars in thousands)
Gross profit:
HSN	$207,530	9%	$190,589
HSN gross margin percentage	34.6%	(40 bp)	35.0%
Cornerstone	$92,676	9%	$85,185
Cornerstone gross margin percentage	38.4%	180 bp	36.6%
HSNi	$300,206	9%	$275,774
HSNi gross margin percentage	35.7%	20 bp	35.5%
bp = basis points

HSN
Gross profit for HSN in the first quarter of 2015 increased 9%, or $16.9 million. Gross margin decreased 40 basis points to 34.6% primarily due to an increase in inventory reserves.
Cornerstone
Gross profit for Cornerstone in the first quarter of 2015 increased 9%, or $7.5 million, compared to the prior year. Gross margin increased 180 basis points to 38.4% due to higher product and shipping margins, particularly at Garnet Hill. The increase in the product margin was primarily due to lower promotional activity and selective price increases. The increase in the shipping margin was largely due to fewer shipping promotions.
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

	Three Months Ended March 31,
	2015	Change	2014
	(Dollars in thousands)
HSN	$104,757	8%	$96,824
As a percentage of HSN net sales	17.4%	(40 bp)	17.8%
Cornerstone	$70,601	—%	$70,416
As a percentage of Cornerstone net sales	29.2%	(100 bp)	30.2%
HSNi	$175,358	5%	$167,240
As a percentage of HSNi net sales	20.8%	(70 bp)	21.5%

HSNi's selling and marketing expense in the first quarter of 2015 increased 5%, or $8.1 million, and was 20.8% of net sales compared to 21.5% in the prior year.
HSN
HSN's selling and marketing expense in the first quarter of 2015 increased 8%, or $7.9 million, primarily due to media expense for direct-response television marketing; an increase in employee costs, primarily in our call center; and an increase in healthcare costs. HSN's selling and marketing expense was 17.4% of net sales compared to 17.8% in the prior year primarily due to improved leverage of its fixed costs, primarily its on-air distribution costs.
Cornerstone
Cornerstone's selling and marketing expense in the first quarter of 2015 was relatively flat compared to the prior year. There was a decrease in catalog and advertising costs which was largely offset by increases in employee-related costs. Cornerstone's selling and marketing expense was 29.2% of net sales compared to 30.2% in the prior year primarily due to improved leverage of its catalog and advertising costs.
General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debts; facilities costs; and fees for professional services.

	Three Months Ended March 31,
	2015	Change	2014
	(Dollars in thousands)
HSN	$40,426	7%	$37,767
As a percentage of HSN net sales	6.7%	(20 bp)	6.9%
Cornerstone	$16,164	(11)%	$18,143
As a percentage of Cornerstone net sales	6.7%	(110 bp)	7.8%
HSNi	$56,590	1%	$55,910
As a percentage of HSNi net sales	6.7%	(50 bp)	7.2%
HSNi’s general and administrative expense in the first quarter of 2015 increased 1%, or $0.7 million, and was 6.7% of net sales compared to 7.2% in the prior year.
HSN
HSN's general and administrative expense in the first quarter of 2015 increased 7%, or $2.7 million, primarily due to employee-related costs, particularly for severance and performance-based incentives; warehouse-related costs and expenses incurred related to the special cash dividend paid in February 2015; partially offset by a decrease in legal fees. HSN's general and administrative expense was 6.7% of net sales compared to 6.9% in the prior year.

Cornerstone
Cornerstone's general and administrative expense in the first quarter of 2015 decreased 11%, or $2.0 million, primarily due to a $3.1 million charge related to a settlement in the prior year with the Consumer Product Safety Commission ("CPSC"), partially offset by employee-related costs, including performance-based incentives. Cornerstone's general and administrative expense was 6.7% of net sales compared to 7.8% in the prior year.
Depreciation and Amortization

	Three Months Ended March 31,
	2015	Change	2014
	(Dollars in thousands)
HSN	$7,419	—%	$7,436
Cornerstone	3,830	15%	3,320
HSNi	$11,249	5%	$10,756
As a percentage of HSNi net sales	1.3%	(10 bp)	1.4%

Depreciation and amortization in the first quarter of 2015 increased 5%, or $0.5 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures related to information technology and infrastructure.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended March 31,
	2015	Change	2014
	(Dollars in thousands)
HSN	$66,190	12%	$59,142
As a percentage of HSN net sales	11.0%	10 bp	10.9%
Cornerstone	$6,961	1,032%	$615
As a percentage of Cornerstone net sales	2.9%	260 bp	0.3%
HSNi	$73,151	22%	$59,757
As a percentage of HSNi net sales	8.7%	100 bp	7.7%
HSNi's Adjusted EBITDA in the first quarter of 2015 increased 22%, or $13.4 million, and was 8.7% of net sales compared to 7.7% in the prior year. The increase was primarily driven by the 8% growth in net sales and 80 basis point improvement in operating expense leverage (excluding non-cash charges and the $3.1 million CPSC settlement).
HSN
HSN's Adjusted EBITDA increased 12%, or $7.0 million, and was 11.0% of net sales compared to 10.9% in the prior year. The increase was due to the 10% growth in net sales and 60 basis point improvement in operating expense leverage (excluding non-cash charges), partially offset by a 40 basis point decline in gross margin.
Cornerstone
Cornerstone's Adjusted EBITDA increased $6.3 million to $7.0 million primarily due to strong performance at Garnet Hill. Adjusted EBITDA was 2.9% of net sales compared to 0.3% in the prior year which was due to the 180 basis point improvement in gross margin and the 80 basis point improvement in operating expense leverage. Operating expenses (excluding non-cash charges and the $3.1 million CPSC settlement) as a percent of net sales decreased primarily due to leverage of catalog and advertising costs.

Operating Income

	Three Months Ended March 31,
	2015	Change	2014
	(Dollars in thousands)
HSN	$54,928	13%	$48,561
As a percentage of HSN net sales	9.1%	20 bp	8.9%
Cornerstone	$2,081	NM	$(6,693)
As a percentage of Cornerstone net sales	0.9%	380 bp	(2.9)%
HSNi	$57,009	36%	$41,868
As a percentage of HSNi net sales	6.8%	140 bp	5.4%
NM = not meaningful
HSNi's operating income in the first quarter of 2015 increased 36%, or $15.1 million, and was 6.8% of net sales compared to 5.4% in the prior year. The increase was due to 8% growth in net sales and 120 basis point improvement in operating expense leverage. Operating expenses as a percent of net sales decreased primarily due to leverage of HSN's on-air distribution costs and Cornerstone's catalog costs, largely driven by the increase in sales.
Other Income (Expense)

	Three Months Ended March 31,
	2015	Change	2014
	(Dollars in thousands)
Interest income	$40	(43)%	$69
Interest expense	(3,337)	89%	(1,768)
Total other expense, net	$(3,297)	94%	$(1,699)
As a percentage of HSNi net sales	0.4%	20 bp	0.2%

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated credit agreement ("Credit Agreement") which replaced a $600 million credit agreement that was set to expire in April 2017. HSNi drew $200 million from its term loan under the Credit Agreement on January 27, 2015 to repay its existing term loan of $228.1 million and drew the remaining $300 million from its term loan and $200 million under the revolving credit facility to fund a $524 million special cash dividend that was paid on February 19, 2015.

HSNi executed an interest rate swap with a notional amount of $187.5 million that took effect on January 31, 2014. The interest rate swap effectively fixes the floating LIBOR-based interest on $187.5 million of the outstanding term loan (under both credit agreements) resulting in a fixed rate of 2.3525% (based on HSNi's leverage ratio as of March 31, 2015).

Interest expense for the periods presented primarily relates to the outstanding debt balances under the credit agreements. The increase in interest expense compared to the prior year is primarily due to a higher outstanding debt balance and the write-off of $0.5 million of deferred financing fees related to the prior credit agreement. Based on our current outstanding debt balances, we expect future interest expense to increase compared to prior year periods.
Income Tax Provision
For the three months ended March 31, 2015, HSNi recorded a tax provision of $20.0 million, which represents an effective tax rate of 37.3%. For the three months ended March 31, 2014, HSNi recorded a tax provision of $16.0 million which represents an effective tax rate of 39.8%. The change in the effective tax rate for the current year compared to the prior year was primarily due to the non-deductibility of the $3.1 million settlement with the CPSC recognized in the first quarter of 2014. Excluding the impact of this item, the effective tax rate in the prior year would have been 36.9%.
Liquidity and Capital Resources
As of March 31, 2015, HSNi had $77.5 million of cash and cash equivalents compared to $160.0 million as of December 31, 2014 and $160.9 million as of March 31, 2014.

Net cash provided by operating activities for the three months ended March 31, 2015 was $36.3 million compared to a use of $8.7 million in the prior year, an increase of $45.0 million. The increase is primarily due to the collections of accounts receivable and improved operating performance. Collections of accounts receivable increased in the first quarter of 2015 compared to the first quarter of 2014 due to the higher outstanding balance at year end driven by the fourth quarter's sales growth and increase in customer utilization of HSN's Flexpay program.
Net cash used in investing activities for the three months ended March 31, 2015 was $13.1 million and was related to capital expenditures. The capital expenditures were primarily for investments in our distribution centers, including our warehouse automation project, information technology and infrastructure.
Net cash used in financing activities for the three months ended March 31, 2015 was $105.6 million and was primarily related to the funding of HSNi's capital return plan. HSNi paid a special cash dividend of $10.00 per common share in February 2015 and a quarterly dividend of $0.35 per common share in March 2015, representing aggregate payments of $542.7 million. HSNi also paid $7.0 million for approximately 0.1 million shares of common stock repurchased during the three months ended March 31, 2015. HSNi borrowed $700 million under the Credit Agreement to repay the $228.1 million term loan that was outstanding under the prior credit agreement and to fund the payment of the special cash dividend. Additionally, HSNi had a cash inflow of $3.8 million from stock option proceeds that was offset by a cash outflow of $3.9 million used to cover withholding taxes for stock-based awards. HSNi also had $3.9 million of excess tax benefits from stock-based awards.

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated Credit Agreement. The Credit Agreement replaced the existing $600 million credit agreement that was set to expire in April 2017. The Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. HSNi drew $200 million from its term loan under the Credit Agreement on January 27, 2015 to repay in full its existing term loan of $228.1 million and drew the remaining $300 million from its term loan and $200 million under the revolving credit facility on February 18, 2015 to fund the $524 million special cash dividend that was paid on February 19, 2015.

In connection with the termination of the prior credit agreement, $0.5 million of the $2.4 million of unamortized deferred financing costs were expensed in the first quarter of 2015. The remaining balance of $1.9 million and the $6.6 million in capitalized financing costs related to the Credit Agreement will be amortized to interest expense over the five-year term of the Credit Agreement.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. Loans under the Credit Agreement bear interest at a per annum rate equal to a LIBOR rate plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%. HSNi can elect to borrow at either a LIBOR rate or the Base Rate and the predetermined margin is determined by HSNi's leverage ratio. HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $4.6 million as of March 31, 2015. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2015, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $570.4 million.
To reduce our future exposure to rising interest rates under our credit facility, we entered into a forward-starting swap in December 2012 that effectively converts $187.5 million of our variable rate term loan (under both credit agreements) to a fixed-rate basis beginning January 2014 through April 2017. For additional information related to our interest rate swap, refer to Note 7 of Notes to Consolidated Financial Statements.
Effective January 27, 2015, HSNi's Board of Directors authorized a new 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the three months ended March 31, 2015, HSNi repurchased approximately 118,000 shares of common stock at a cost of $7.9 million, or an average cost of $66.70 per share. As of March 31, 2015, approximately 3.9 million shares remain authorized for repurchase under the program.

HSNi anticipates it will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2015 are planned at approximately $65 million to $75 million and primarily relate to investments in our distribution centers, including our warehouse automation project; information technology; and digital commerce. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.
In the second quarter of 2015, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. The dividend will be paid on June 17, 2015 to HSNi's record holders as of June 3, 2015.
Contractual Obligations and Commercial Commitments
As a result of entering into the Credit Agreement in January 2015, certain contractual obligations of HSNi (including long-term debt and interest on debt) have significantly changed from the amounts disclosed in the Company's Form 10-K for the year ended December 31, 2014. The following table presents HSNi’s long-term debt and related interest obligations as of March 31, 2015:

	Payments Due by Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities (a)	$675,000	$6,250	$53,125	$615,625	$—
Interest on debt (a)(b)	53,571	12,796	22,569	18,206	—
Total contractual obligations	$728,571	$19,046	$75,694	$633,831	$—

(a)	Long-term debt and related interest are based on HSNi's debt that was outstanding as of March 31, 2015 under its $1.25 billion Credit Agreement.

(b)	Includes interest on variable rate debt estimated using the rate in effect as of March 31, 2015, net of the impact of the interest rate swap.
Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2015 and 2014, HSNi’s outstanding long-term debt was $675.0 million and $237.5 million, respectively, all of which pays interest at a variable rate, generally tied to LIBOR. Changes in interest rates on our variable rate debt could affect our earnings. We are managing our future interest rate exposure through an interest rate swap with a notional amount of $187.5 million and a fixed rate of 0.8525% that took effect January 2014. A hypothetical 100 basis point increase in interest rates on the portion of our variable rate debt that was outstanding as of March 31, 2015 and that was not effectively hedged by the fixed-rate interest rate swap would increase our annual interest expense by approximately $4.9 million.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2015. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

In April 2015, a purported stockholder of the Company filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company, the members of our Board of Directors and Bank of America Corporation (“BAC”). The complaint is captioned David Shaev Profit Sharing Account v. HSN, Inc. et al., C.A. No. 10919-CB. The complaint alleges, among other things, that the members of our Board of Directors breached their fiduciary duties, and that BAC aided and abetted such breaches, in connection with the Credit Agreement dated as of January 27, 2015 (the “Credit Agreement”).  The complaint alleges that the Credit Agreement contains a so-called “dead hand proxy put” provision that (a) defines the election of a majority of directors whose initial nomination arose from an actual or threatened proxy contest to be an event of default that triggers the lenders’ right to accelerate payment of the debt outstanding under the Credit Agreement; and (b) thereby coerces stockholders and entrenches the members of the Board of Directors. The complaint seeks, among other things, declaratory and injunctive relief, as well as an award of costs and disbursements including attorney’s and experts’ fees.  We believe we have meritorious defenses to the claims asserted in the lawsuit.  While an estimate of the possible loss, if any, or the range of loss cannot be made, we do not believe it will be material.

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

See Part I. Item 1A., “Risk Factors,” of HSNi's Annual Report on Form 10-K for the year ended December 31, 2014, for a detailed discussion of the risk factors affecting HSNi. There have been no material changes from the risk factors described in the annual report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On January 27, 2015, our Board of Directors authorized us to repurchase up to 4 million shares of our common stock, principally to offset dilution related to HSNi's equity compensation programs. Under the terms of the share repurchase program, HSNi will repurchase its common stock from time to time through privately negotiated or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The timing of repurchases and the actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the company’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time.

Below is a summary of our common stock repurchases during the first quarter of 2015:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2015 - January 31, 2015	—	$—	—	—
February 1, 2015 - February 28, 2015	—	$—	—	—
March 1, 2015 - March 31, 2015	118,371	$66.70	118,371	3,881,629
	118,371	$66.70	118,371

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014, (iii) Consolidated Balance Sheets as of March 31, 2015, December 31, 2014 and March 31, 2014, (iv) Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2015 and Year Ended December 31, 2014, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2015	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)