Form 10-Q
period 2015-06-30
HSN, Inc.
filed 2015-08-06
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
As of August 5, 2015, the registrant had 52,892,480 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$885,642	$855,204	$1,727,529	$1,632,624
Cost of sales	549,105	542,069	1,090,787	1,043,715
Gross profit	336,537	313,135	636,742	588,909
Operating expenses:
Selling and marketing	191,936	182,747	367,293	349,986
General and administrative	62,813	52,218	119,403	108,129
Depreciation and amortization	11,085	10,803	22,334	21,559
Total operating expenses	265,834	245,768	509,030	479,674
Operating income	70,703	67,367	127,712	109,235
Other income (expense):
Interest income	94	44	134	114
Interest expense	(3,974)	(1,854)	(7,311)	(3,623)
Total other expense, net	(3,880)	(1,810)	(7,177)	(3,509)
Income before income taxes	66,823	65,557	120,535	105,726
Income tax provision	(25,191)	(24,617)	(45,214)	(40,604)
Net income	$41,632	$40,940	$75,321	$65,122

Net income per share:
Basic	$0.79	$0.77	$1.43	$1.23
Diluted	$0.78	$0.76	$1.40	$1.21
Shares used in computing earnings per share:
Basic	52,683	52,916	52,628	53,037
Diluted	53,675	53,745	53,718	53,954
Dividends declared per share	$0.35	$0.25	$10.70	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$41,632	$40,940	$75,321	$65,122
Other comprehensive income (loss):
Change in fair value of derivative instrument, net of tax	18	(469)	(482)	(489)
Other comprehensive income (loss), net of tax	18	(469)	(482)	(489)
Comprehensive income	$41,650	$40,471	$74,839	$64,633

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,	June 30,
	2015	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$74,177	$159,985	$122,332
Accounts receivable, net of allowance of $13,625, $18,824 and $15,663, respectively	195,468	317,785	199,897
Inventories	448,792	398,705	382,696
Deferred income taxes	29,775	32,668	26,849
Prepaid expenses and other current assets	61,241	44,728	63,350
Total current assets	809,453	953,871	795,124
Property and equipment, net	199,906	193,889	173,912
Intangible assets, net	261,863	261,962	262,159
Goodwill	9,858	9,858	9,858
Other non-current assets	18,264	12,614	18,367
TOTAL ASSETS	$1,299,344	$1,432,194	$1,259,420
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$222,857	$255,287	$219,728
Current maturities of long-term debt	12,500	17,188	14,063
Accrued expenses and other current liabilities	183,634	241,074	187,237
Total current liabilities	418,991	513,549	421,028
Long-term debt, less current maturities	662,500	210,938	220,312
Deferred income taxes	81,998	88,787	80,733
Other long-term liabilities	21,405	16,579	15,368
Total liabilities	1,184,894	829,853	737,441
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,781,048, 52,425,895 and 52,390,665 issued shares at June 30, 2015, December 31, 2014 and June 30, 2014, respectively	528	524	524
Additional paid-in capital	1,147,847	1,710,581	1,738,343
Accumulated deficit	(1,033,570)	(1,108,891)	(1,216,753)
Accumulated other comprehensive (loss) income	(355)	127	(135)
Total shareholders’ equity	114,450	602,341	521,979
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,299,344	$1,432,194	$1,259,420

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	—	$—	53,002	$530	$1,810,072	$(1,281,875)	$354	$529,081
Net income	—	—	—	—	—	172,984	—	172,984
Other comprehensive loss	—	—	—	—	—	—	(227)	(227)
Stock-based compensation expense for equity awards	—	—	—	—	15,606	—	—	15,606
Cash dividends declared on common stock	—	—	—	—	(57,824)	—	—	(57,824)
Issuance of common stock from stock-based compensation awards, including tax benefit of $8,293	—	—	435	4	(1,816)	—	—	(1,812)
Repurchases of common stock	—	—	(1,011)	(10)	(55,457)	—	—	(55,467)
Balance as of December 31, 2014	—	—	52,426	524	1,710,581	(1,108,891)	127	602,341
Net income	—	—	—	—	—	75,321	—	75,321
Other comprehensive loss	—	—	—	—	—	—	(482)	(482)
Stock-based compensation expense for equity awards	—	—	—	—	9,424	—	—	9,424
Cash dividends declared on common stock	—	—	—	—	(561,182)	—	—	(561,182)
Issuance of common stock from stock-based compensation awards, including tax benefit of $8,206	—	—	633	7	7,356	—	—	7,363
Repurchases of common stock	—	—	(278)	(3)	(18,332)	—	—	(18,335)
Balance as of June 30, 2015	—	$—	52,781	$528	$1,147,847	$(1,033,570)	$(355)	$114,450

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$75,321	$65,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,334	21,559
Stock-based compensation expense	9,424	7,810
Amortization of debt issuance costs	1,276	552
Deferred income taxes	(3,611)	(4,115)
Bad debt expense	13,338	9,225
Excess tax benefits from stock-based awards	(8,251)	(4,981)
Other	673	135
Changes in current assets and liabilities:
Accounts receivable	108,998	55,993
Inventories	(50,087)	(55,377)
Prepaid expenses and other assets	(17,023)	(14,035)
Accounts payable, accrued expenses and other current liabilities	(80,092)	(53,690)
Net cash provided by operating activities	72,300	28,198
Cash flows from investing activities:
Capital expenditures	(26,242)	(15,901)
Other	6	(491)
Net cash used in investing activities	(26,236)	(16,392)
Cash flows from financing activities:
Borrowings under term loan	500,000	—
Repayment of term loan	(228,125)	(6,250)
Borrowings under revolving credit facility	225,000	—
Repayment of revolving credit facility	(50,000)	—
Repurchase of common stock	(18,335)	(50,979)
Payments of debt issuance costs	(6,620)	—
Cash dividends paid	(561,182)	(26,429)
Proceeds from issuance of common stock	11,357	1,441
Tax withholdings related to stock-based awards	(12,218)	(8,653)
Excess tax benefits from stock-based awards	8,251	4,981
Net cash used in financing activities	(131,872)	(85,889)
Total cash used in continuing operations	(85,808)	(74,083)
Total cash used in discontinued operations	—	(18)
Net decrease in cash and cash equivalents	(85,808)	(74,101)
Cash and cash equivalents at beginning of period	159,985	196,433
Cash and cash equivalents at end of period	$74,177	$122,332

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
HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & health, and home & other (including home, electronics, culinary and other). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, home décor, tabletop, textiles and other home related goods) and apparel & accessories.
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

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. This standard will now become effective for HSNi in the first quarter of 2018. Early adoption is permitted in the first quarter of 2017. HSNi is in the process of assessing the impact of the adoption of ASU 2014-09 to its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The new standard is limited to the presentation of debt issuance costs and does not affect their recognition and measurement. ASU 2015-03 is effective for periods beginning after December 15, 2015, including interim periods within that annual period. HSNi will adopt ASU 2015-03 in the first quarter of 2016.

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
NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	June 30,	December 31,	June 30,
	2015	2014	2014
Capitalized software	$227,804	$223,436	$223,346
Computer and broadcast equipment	92,995	89,739	87,377
Buildings and leasehold improvements	105,777	105,086	103,332
Furniture and other equipment	95,141	88,174	88,110
Projects in progress	40,842	30,794	10,139
Land and land improvements	10,543	10,541	10,458
	573,102	547,770	522,762
Less: accumulated depreciation and amortization	(373,196)	(353,881)	(348,850)
Total property and equipment, net	$199,906	$193,889	$173,912

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$68,194	$21,831	$90,025	$62,657	$19,435	$82,092
Stock-based compensation expense	(3,617)	(1,151)	(4,768)	(3,053)	(731)	(3,784)
Depreciation and amortization	(7,590)	(3,495)	(11,085)	(7,423)	(3,380)	(10,803)
Distribution center closure (a)	(3,032)	—	(3,032)	—	—	—
Loss on disposition of fixed assets	(430)	(7)	(437)	(104)	(34)	(138)
Operating income	$53,525	$17,178	70,703	$52,077	$15,290	67,367
Total other expense, net			(3,880)			(1,810)
Income before income taxes			66,823			65,557
Income tax provision			(25,191)			(24,617)
Net income			$41,632			$40,940

(a) In the second quarter of 2015, HSN recorded a $3.0 million charge associated with the planned closure of one of its distribution centers as part of its supply chain optimization initiative. See Note 13 for further information.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$134,384	$28,791	$163,175	$121,799	$20,051	$141,850
Stock-based compensation expense	(7,226)	(2,198)	(9,424)	(6,197)	(1,613)	(7,810)
Depreciation and amortization	(15,008)	(7,326)	(22,334)	(14,860)	(6,699)	(21,559)
Distribution center closure (a)	(3,032)	—	(3,032)	—	—	—
CPSC settlement (b)	—	—	—	—	(3,100)	(3,100)
Loss on disposition of fixed assets	(665)	(8)	(673)	(104)	(42)	(146)
Operating income	$108,453	$19,259	127,712	$100,638	$8,597	109,235
Total other expense, net			(7,177)			(3,509)
Income before income taxes			120,535			105,726
Income tax provision			(45,214)			(40,604)
Net income			$75,321			$65,122

(a) In the second quarter of 2015, HSN recorded a $3.0 million charge associated with the planned closure of one of its distribution centers as part of its supply chain optimization initiative. See Note 13 for further information.
(b) In the first quarter of 2014, Cornerstone recorded a $3.1 million settlement of a civil penalty assessed by the Consumer Product Safety Commission.

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales:
HSN	$572,304	$556,488	$1,172,796	$1,100,975
Cornerstone	313,338	298,716	554,733	531,649
Total	$885,642	$855,204	$1,727,529	$1,632,624

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$41,632	$40,940	$75,321	$65,122

Weighted average number of shares outstanding:
Basic	52,683	52,916	52,628	53,037
Dilutive effect of stock-based compensation awards	992	829	1,090	917
Diluted	53,675	53,745	53,718	53,954

Net income per share:
Basic	$0.79	$0.77	$1.43	$1.23
Diluted	$0.78	$0.76	$1.40	$1.21

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	550	842	538	794

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	June 30,	December 31,	June 30,
	2015	2014	2014
Secured credit agreement terminated January 27, 2015:
Term loan	$—	$228,126	$234,375
Revolving credit facility	—	—	—
Secured credit agreement expiring January 27, 2020:
Term loan	500,000	—	—
Revolving credit facility	175,000	—	—
Total long-term debt	675,000	228,126	234,375
Less: current maturities	(12,500)	(17,188)	(14,063)
Long-term debt, less current maturities	$662,500	$210,938	$220,312

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

In connection with the termination of the prior credit agreement, $0.5 million of the $2.4 million of unamortized deferred financing costs were expensed in the first quarter of 2015. The remaining balance of $1.9 million along with the $6.6 million in capitalized financing costs related to the Credit Agreement are being amortized to interest expense over the five-year term of the Credit Agreement.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of June 30, 2015 with a leverage ratio of 1.87x and an interest coverage ratio of 39.52x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate plus a predetermined margin which is determined by HSNi's leverage ratio. The interest rate on the $675.0 million outstanding long-term debt balance as of June 30, 2015 was 1.69%.  HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $13.0 million as of June 30, 2015. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of June 30, 2015, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $562.0 million.

NOTE 7—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of June 30, 2015. The interest rate swap took effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized in earnings in the consolidated statements of operations. The change in fair value of the interest rate swap (inclusive of reclassifications to net income and net of tax) for the three months ended June 30, 2015 and 2014 was income of less than $0.1 million and a loss of approximately $0.5 million, respectively, and were included in comprehensive income (loss). The change in fair value of the interest rate swap (inclusive of reclassifications to net income and net of tax) for the six months ended June 30, 2015 and 2014 was a loss of approximately $0.5 million for both periods and were included in other comprehensive loss.

The fair value of the interest rate swap at June 30, 2015 was a liability of $0.6 million and was recorded in "Other long-term liabilities" in the consolidated balance sheet. The fair value of the interest rate swap at December 31, 2014 and June 30, 2014 was an asset of $0.2 million and a liability $0.2 million, respectively, and was recorded in "Other non-current assets" and "Other long-term liabilities," respectively in the consolidated balance sheets. HSNi estimates that approximately $0.9 million of unrealized losses included in accumulated other comprehensive loss related to this swap will be realized and reported in earnings within the next twelve months. See Note 8 for discussion of the fair value measurements concerning this interest rate swap.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	June 30, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$568	$—	$568	$—

	December 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$208	$—	$208	$—

	June 30, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$218	$—	$218	$—
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
The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	June 30, 2015
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$500,000	$500,000	$—	$500,000	$—
Revolving credit facility	$175,000	$175,000	$—	$175,000	$—

	December 31, 2014
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan terminated January 27, 2015	$228,126	$228,126	$—	$228,126	$—

	June 30, 2014
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan terminated January 27, 2015	$234,375	$234,375	$—	$234,375	$—
The fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities (level 2 criteria).

HSNi assesses the impairment of goodwill and indefinite-lived intangible assets at fair value at least annually during the fourth quarter and whenever events or circumstances indicate that the carrying value may not be fully recoverable. During the three months ended June 30, 2015, HSNi performed a qualitative analysis and, if necessary, a quantitative analysis of certain intangible assets where triggering events were noted and determined there was no impairment.
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
For the three and six months ended June 30, 2015, HSNi recorded tax provisions of $25.2 million and $45.2 million, respectively, which represents effective tax rates of 37.7% and 37.5%, respectively. For the three and six months ended June 30, 2014, HSNi recorded tax provisions of $24.6 million and $40.6 million, respectively, which represents effective tax rates of 37.6% and 38.4%, respectively. The change in the effective tax rate for the six month ended results was primarily due to the non-deductibility of the $3.1 million settlement with the Consumer Product Safety Commission recognized in the first quarter of 2014.
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

NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Selling and marketing	$1,598	$1,096	$3,152	$2,289
General and administrative	3,170	2,688	6,272	5,521
Stock-based compensation expense before income taxes	4,768	3,784	9,424	7,810
Income tax benefit	(1,707)	(1,386)	(3,358)	(2,822)
Stock-based compensation expense after income taxes	$3,061	$2,398	$6,066	$4,988

As of June 30, 2015, there was approximately $31.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.1 years.

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

In connection with the special cash dividend of $10.00 per common share paid on February 19, 2015, and as required by the anti-dilution provisions of the Plan, adjustments were made to outstanding equity awards as of the ex-dividend date to preserve their value following the dividend, as follows: (i) the number of shares subject to outstanding restricted stock units was increased as a result of the reinvestment of the dividend; and (ii) the exercise prices of outstanding stock options and stock appreciation rights and the grant date fair value of market stock units were reduced and the number of shares subject to such awards was increased. These adjustments did not result in additional stock-based compensation expense as the fair value of the outstanding awards did not change. As further required by the Plan, the maximum number of shares issuable under the Plan was also proportionally adjusted, which resulted in approximately 0.8 million additional shares available to be issued. As of June 30, 2015, after adjustment for the special dividend, there were approximately 2.5 million shares of common stock available for grants under the Plan.
A summary of the stock-based awards granted during the six months ended June 30, 2015 is as follows:

	Six Months Ended June 30, 2015
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	508,420	$13.65
Restricted stock units	215,712	$66.18
Employee stock purchase plan options	18,428	$15.45
Stock appreciation rights and stock options due to special dividend	343,485	-
Restricted stock unit dividend equivalents due to special dividend and quarterly dividends	97,979	-
Market stock units related to special dividend	15,078	-
The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the stock appreciation rights are estimated on the grant date using the Black-Scholes option pricing model. The weighted average assumptions used in the valuation of each for the six months ended June 30, 2015 are as follows:

	Six Months Ended June 30, 2015
	Stock Appreciation Rights	Employee Stock Purchase Plan Options
Volatility factor	29.2%	21.1%
Risk-free interest rate	1.49%	0.11%
Expected term	4.4	0.5
Dividend yield	2.2%	1.9%

As a result of the special cash dividend, the exercise prices of outstanding stock options and stock appreciation rights were reduced and the number of shares subject to such awards were increased as of the ex-dividend date. The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable (after giving effect to the special cash dividend) as of June 30, 2015:

	Outstanding			Exercisable
	Number Outstanding at June 30, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at June 30, 2015	Weighted Average Exercise Price
$0.00 to $9.99	106,698	$4.92	3.5	106,698	$4.92
$10.00 to $19.99	79,253	15.46	3.3	79,253	15.46
$20.00 to $29.99	57,541	25.86	5.6	57,541	25.86
$30.00 to $39.99	866,090	35.06	4.6	866,090	35.06
$40.00 to $49.99	415,433	47.73	8.6	126,164	47.73
$50.00 to $59.99	304,242	51.57	7.7	182,798	51.58
$60.00 to $69.99	494,943	65.24	9.6	—	—
	2,324,200			1,418,544

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
Effective September 27, 2011, HSNi's Board of Directors approved a share repurchase program which allowed HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. During the six months ended June 30, 2014, HSNi acquired approximately 931,000 shares of its outstanding common stock for $51.0 million at an average price of $54.76. In July 2014, HSNi completed this share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share. All shares were retired immediately following purchase.
Effective January 27, 2015, HSNi’s Board of Directors approved a new share repurchase program which allows HSNi to purchase up to 4 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the six months ended June 30, 2015, HSNi acquired approximately 278,000 shares of its outstanding common stock for $18.3 million at an average price of $66.06. All shares were retired immediately following purchase.
Dividend Policy
In the second quarter of 2015, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share resulting in a payment of $18.3 million on June 17, 2015 to HSNi's shareholders of record as of June 3, 2015.
In the third quarter of 2015, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid on September 16, 2015 to HSNi's shareholders of record as of September 2, 2015.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) (in thousands):

	Six Months Ended June 30,
	2015	2014
Accumulated other comprehensive income as of January 1,	$127	$354
Other comprehensive loss before reclassifications	(1,414)	(1,338)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	637	546
Income tax benefit	295	303
Other comprehensive loss, net of tax	(482)	(489)
Accumulated other comprehensive loss as of June 30,	$(355)	$(135)

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

NOTE 13—COSTS ASSOCIATED WITH AN EXIT ACTIVITY

As part of its supply chain optimization initiative designed to increase operational efficiencies and enhance customer service, HSNi announced in June 2015 its plan to close the HSN distribution center in Roanoke, Virginia and expand the capabilities of its distribution center in Piney Flats, Tennessee. The closure will involve the eventual elimination of approximately 350 positions at the Virginia facility. HSNi expects the closure to occur in accordance with an eighteen-month transition plan and be substantially completed by the end of 2016.

HSN expects to incur approximately $4 million to $5 million in total charges related to the closure. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives. During the three month period ended June 30, 2015, HSN recognized $3.0 million in employee-related costs which are included in "General and administrative” operating expenses in the accompanying consolidated statements of operations.

A summary of HSNi’s liability associated with exit activities, which is recorded in “Accrued expenses and other current liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets, are presented in the following table (in thousands):

Employee Related Costs
Balance at January 1, 2015	$—
Provisions	3,032
Settlements	—
Adjustments	—
Balance at June 30, 2015	$3,032

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$572,304	3%	$556,488	$1,172,796	7%	$1,100,975
Cornerstone	313,338	5%	298,716	554,733	4%	531,649
Total HSNi net sales	$885,642	4%	$855,204	$1,727,529	6%	$1,632,624
HSNi net sales in the second quarter of 2015 increased 4%, or $30.4 million, due to 3% sales growth at HSN and 5% sales growth at Cornerstone. Digital sales grew 11% with penetration increasing 330 basis points to 49.9%. Gross units shipped in the second quarter of 2015 were flat to last year at 14.7 million but the average price point increased 3% to $66.98.
HSNi net sales in the six months ended June 30, 2015 increased 6%, or $94.9 million, due to 7% sales growth at HSN and 4% sales growth at Cornerstone. Digital sales grew 12% with penetration increasing 260 basis points to 49.3%. Gross units shipped increased 2% to 29.9 million and the average price point increased 3% to $64.37.
HSN
HSN net sales in the second quarter of 2015 increased 3%, or $15.8 million with strong sales growth in apparel & accessories and electronics, offset by decreases in jewelry and home.  These results include sales associated with a direct-response television marketing campaign that started during the fourth quarter of 2014 and contributed to 1% of this growth. Digital sales grew 11% and penetration increased 310 basis points to 40.3%. The return rate decreased 70 basis points from 18.7% to 18.0% primarily due to changes in sales mix to categories with lower return rates. Gross units shipped increased 2% to 11.4 million and average price point increased 1% to $58.20.

HSN net sales in the six months ended June 30, 2015 increased 7%, or $71.8 million due to strong sales growth in Apparel & Accessories and Home & Other, offset by a decrease in Jewelry. Included within Home & Other are sales associated with a direct-response television marketing campaign that started during the fourth quarter of 2014 and contributed to 2% of total sales growth. Digital sales grew 15% and penetration increased 290 basis points to 40.5%. The return rate decreased 70 basis points from 18.5% to 17.8% primarily due to changes in sales mix to categories with lower return rates. Gross units shipped increased 5% to 23.4 million and average price point increased 1% to $57.74.
Divisional product sales mix at HSN is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Jewelry	9.6%	11.5%	9.4%	11.1%
Fashion (apparel & accessories)	18.3%	15.8%	16.7%	15.4%
Beauty & Health	28.0%	29.6%	29.2%	29.5%
Home & Other (including home, electronics, culinary and other)	44.1%	43.1%	44.7%	44.0%
Total	100.0%	100.0%	100.0%	100.0%

Cornerstone
Cornerstone net sales in the second quarter of 2015 increased 5%, or $14.6 million primarily due to growth in the home brands. Digital sales grew 10% and penetration increased 330 basis points to 67.4%. Catalog circulation increased 3% compared to the prior year to 85.9 million. The return rate increased 50 basis points to 12.7%.
Cornerstone net sales in the six months ended June 30, 2015 increased 4%, or $23.1 million. The increase in net sales was driven by sales growth in the home brands, partially offset by lower sales in the apparel brands. Digital sales grew 8% with penetration increasing 200 basis points to 67.7%, up from 65.7% in the prior year. Catalog circulation increased 3% compared to the prior year to 169.6 million. The return rate was 13.0% compared to 12.9% in the prior year.
The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	83.1%	82.0%	79.7%	78.2%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith)	16.9%	18.0%	20.3%	21.8%
Total	100.0%	100.0%	100.0%	100.0%

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in supply chain functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$209,273	7%	$196,486	$416,802	8%	$387,075
HSN gross margin percentage	36.6%	130 bp	35.3%	35.5%	30 bp	35.2%
Cornerstone	$127,264	9%	$116,649	$219,940	9%	$201,834
Cornerstone gross margin percentage	40.6%	150 bp	39.1%	39.6%	160 bp	38.0%
HSNi	$336,537	7%	$313,135	$636,742	8%	$588,909
HSNi gross margin percentage	38.0%	140 bp	36.6%	36.9%	80 bp	36.1%
bp = basis points

HSN
Gross profit for HSN in the second quarter of 2015 increased 7%, or $12.8 million. Gross margin increased 130 basis points to 36.6% primarily due to favorable vendor settlements and lower inventory-related costs including inbound freight and duties.
Gross profit for HSN in the six months ended June 30, 2015 increased 8%, or $29.7 million. Gross margin increased 30 basis points to 35.5%.
Cornerstone
Gross profit for Cornerstone in the second quarter of 2015 increased 9%, or $10.6 million, compared to the prior year. Gross margin increased 150 basis points to 40.6% primarily due to improvement in overall product and shipping margins, particularly at Garnet Hill. The increase in the product margin was primarily due to lower promotional activity and selective price increases. The increase in the shipping margin was primarily due to fewer shipping promotions.
Gross profit for Cornerstone in the six months ended June 30, 2015 increased 9%, or $18.1 million, compared to the prior year. Gross margin increased 160 basis points to 39.6% primarily due to improvement in overall product and shipping margins, particularly at Garnet Hill. The increase in the product margin was primarily due to lower promotional activity and selective price increases. The increase in shipping margin was primarily due to fewer shipping promotions.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$102,763	4%	$99,096	$207,519	6%	$195,920
As a percentage of HSN net sales	18.0%	20 bp	17.8%	17.7%	(10 bp)	17.8%
Cornerstone	$89,173	7%	$83,651	$159,774	4%	$154,066
As a percentage of Cornerstone net sales	28.5%	50 bp	28.0%	28.8%	(20 bp)	29.0%
HSNi	$191,936	5%	$182,747	$367,293	5%	$349,986
As a percentage of HSNi net sales	21.7%	30 bp	21.4%	21.3%	(10 bp)	21.4%
HSNi's selling and marketing expense in the second quarter of 2015 increased 5%, or $9.2 million, and was 21.7% of net sales compared to 21.4% in the prior year. HSNi's selling and marketing expense in the six months ended June 30, 2015 increased 5%, or $17.3 million, and was 21.3% of net sales compared to 21.4% in the prior year.
HSN
HSN's selling and marketing expense in the second quarter of 2015 increased 4%, or $3.7 million, due to an increase in employee-related costs, primarily for wages and healthcare, and an increase in media expense for direct-response television marketing. HSN's selling and marketing expense was 18.0% of net sales compared to 17.8% in the prior year.
HSN's selling and marketing expense in the six months ended June 30, 2015 increased 6%, or $11.6 million, primarily due to media expense for direct-response television marketing; and an increase in employee-related costs, primarily in our call center and for healthcare costs. HSN's selling and marketing expense was 17.7% of net sales compared to 17.8% in the prior year.
Cornerstone
Cornerstone's selling and marketing expense in the second quarter of 2015 increased 7%, or $5.5 million, primarily due to an increase in catalog costs driven by a 3% increase in circulation and an increase in employee-related costs. Cornerstone's selling and marketing expense was 28.5% of net sales compared to 28.0% in the prior year primarily due to an increase in employee-related and marketing costs, partially offset by improved catalog cost leverage.
Cornerstone's selling and marketing expense in the six months ended June 30, 2015 increased 4% or $5.7 million, primarily due to an increase in employee-related costs and an increase in catalog costs driven by a 3% increase in circulation. Cornerstone's selling and marketing expense was 28.8% of net sales compared to 29.0% in the prior year primarily due improved catalog cost leverage, offset by an increase in employee-related costs.
General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debts; facilities costs; and fees for professional services.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$45,395	20%	$37,890	$85,821	13%	$75,657
As a percentage of HSN net sales	7.9%	110 bp	6.8%	7.3%	40 bp	6.9%
Cornerstone	$17,418	22%	$14,328	$33,582	3%	$32,472
As a percentage of Cornerstone net sales	5.6%	80 bp	4.8%	6.1%	-	6.1%
HSNi	$62,813	20%	$52,218	$119,403	10%	$108,129
As a percentage of HSNi net sales	7.1%	100 bp	6.1%	6.9%	30 bp	6.6%

HSNi’s general and administrative expense in the second quarter of 2015 increased 20%, or $10.6 million, and was 7.1% of net sales compared to 6.1% in the prior year. HSNi’s general and administrative expense in the six months ended June 30, 2015 increased 10%, or $11.3 million, and was 6.9% of net sales compared to 6.6% in the prior year.
HSN
HSN's general and administrative expense in the second quarter of 2015 increased 20%, or $7.5 million, and was 7.9% of net sales compared to 6.8% in the prior year. The increase is primarily due to $3.0 million in costs accrued for the planned closure of its Virginia distribution center, an increase of $3.0 million in bad debt expense and an increase in employee-related costs. The increase in bad debt expense is the result of changes in sales mix in addition to higher than anticipated write-offs of Flexpay receivables in certain product categories (primarily electronics), a portion of which relates to sales recorded in prior periods.
HSN's general and administrative expense in the six months ended June 30, 2015 increased 13%, or $10.2 million, and was 7.3% of net sales compared to 6.9% in the prior year. The increase is primarily due to a $3.4 million increase in bad debt expense; $3.0 million in costs accrued for the planned closure of its Virginia distribution center; and increases in employee and warehouse-related costs.
HSN’s general and administrative expenses for the three and six months ended June 30, 2015 include approximately $3.0 million related to the planned closure of its Roanoke, Virginia distribution center. The facility closure that will occur in 2016 is part of HSNi’s supply chain optimization initiative that is designed to increase operational efficiencies and enhance customer service. As part of this initiative, HSN will be expanding the capabilities of its Piney Flats, Tennessee distribution center. HSNi expects to incur approximately $4 million to $5 million in total charges related to the closure of the Virginia facility. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives. The financial benefits associated with the supply chain optimization initiative, including labor and transportation savings, are expected to be realized beginning in the second half of 2016. HSNi expects to use much of these savings to remain competitive in the marketplace, including initiatives to drive future sales growth and enhance customer service.
Cornerstone
Cornerstone's general and administrative expense in the second quarter of 2015 increased 22%, or $3.1 million, and was 5.6% of net sales compared to 4.8% in the prior year. The increase was due to an increase in employee-related costs, primarily for performance-based incentives, and consulting costs.
Cornerstone's general and administrative expense in the six months ended June 30, 2015 increased 3%, or $1.1 million, primarily due to an increase in employee-related costs driven by for performance-based incentives, and consulting costs, offset by a $3.1 million charge related to a settlement in the prior year with the Consumer Product Safety Commission ("CPSC"). Cornerstone's general and administrative expense was 6.1% of net sales, consistent with the prior year.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,590	2%	$7,423	$15,008	1%	$14,860
Cornerstone	3,495	3%	3,380	7,326	9%	6,699
HSNi	$11,085	3%	$10,803	$22,334	4%	$21,559
As a percentage of HSNi net sales	1.3%	-	1.3%	1.3%	-	1.3%

Depreciation and amortization in the second quarter of 2015 increased 3%, or $0.3 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent investments in our distribution centers, information technology, digital commerce and infrastructure.

Depreciation and amortization in the six months ended June 30, 2015 increased 4%, or $0.8 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent investments in our distribution centers, information technology and infrastructure.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 4 of Notes to Consolidated Financial Statements.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$68,194	9%	$62,657	$134,384	10%	$121,799
As a percentage of HSN net sales	11.9%	60 bp	11.3%	11.5%	40 bp	11.1%
Cornerstone	$21,831	12%	$19,435	$28,791	44%	$20,051
As a percentage of Cornerstone net sales	7.0%	50 bp	6.5%	5.2%	140 bp	3.8%
HSNi	$90,025	10%	$82,092	$163,175	15%	$141,850
As a percentage of HSNi net sales	10.2%	60 bp	9.6%	9.4%	70 bp	8.7%
HSNi's Adjusted EBITDA in the second quarter of 2015 increased 10%, or $7.9 million, and was 10.2% of net sales compared to 9.6% in the prior year. The increase was primarily driven by the 4% growth in net sales and 140 basis point improvement in gross margin, offset by a 7% growth in operating expenses (excluding non-cash charges and a $3.0 million charge associated with the planned closure of one of HSN's distribution centers) .
HSNi's Adjusted EBITDA in the six months ended June 30, 2015 increased 15%, or $21.3 million, and was 9.4% of net sales compared to 8.7% in the prior year. The increase was driven by the 6% growth in net sales and 80 basis point improvement in gross margin, offset by a 6% growth in operating expenses (excluding non-cash charges and a $3.0 million charge associated with the planned closure of one of HSN's distribution centers).
HSN
HSN's Adjusted EBITDA in the second quarter of 2015 increased 9%, or $5.5 million, and was 11.9% of net sales compared to 11.3% in the prior year. The increase was due to the 3% growth in net sales and 130 basis point improvement in gross margin, partially offset by a 5% increase in operating expenses (excluding non-cash charges and a $3.0 million charge associated with the planned closure of its Virginia distribution center) primarily related to employee-related costs, bad debt expense and media spend for direct-response television marketing.
HSN's Adjusted EBITDA for the six months ended June 30, 2015 increased 10%, or $12.6 million, and was 11.5% of net sales compared to 11.1% in the prior year. The increase was due to the 7% growth in net sales and 30 basis point improvement in gross margin, partially offset by a 6% growth in operating expenses (excluding non-cash charges and a $3.0 million charge associated with the planned closure of its Virginia distribution center) primarily related to employee-related costs, media spend for direct-response television marketing and bad debt expense.
Cornerstone
Cornerstone's second quarter Adjusted EBITDA increased 12%, or $2.4 million, primarily due to strong performance at Garnet Hill and Frontgate. Adjusted EBITDA was 7.0% of net sales compared to 6.5% in the prior year. The increase was due to the 150 basis point improvement in gross margin, partially offset by the 110 basis point increase in operating expenses as a percentage of net sales (excluding non-cash charges). The increase in operating expenses as a percent of net sales is primarily due to employee-related costs, consulting costs and an increase in marketing costs.
Cornerstone's Adjusted EBITDA for the six months ended June 30, 2015 increased 44%, or $8.7 million, primarily due to strong performance at Garnet Hill and Frontgate. Adjusted EBITDA was 5.2% of net sales compared to 3.8% in the prior year which was due to the 160 basis point improvement in gross margin, partially offset by the 20 basis point increase in operating expenses as a percent of net sales (excluding non-cash charges and the $3.1 million CPSC settlement). Operating expense leverage declined primarily due to higher employee-related costs and consulting costs, offset by improved catalog cost leverage.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$53,525	3%	$52,077	$108,453	8%	$100,638
As a percentage of HSN net sales	9.4%	-	9.4%	9.2%	10 bp	9.1%
Cornerstone	$17,178	12%	$15,290	$19,259	124%	$8,597
As a percentage of Cornerstone net sales	5.5%	40 bp	5.1%	3.5%	190 bp	1.6%
HSNi	$70,703	5%	$67,367	$127,712	17%	$109,235
As a percentage of HSNi net sales	8.0%	10 bp	7.9%	7.4%	70 bp	6.7%
NM = not meaningful
HSNi's operating income in the second quarter of 2015 increased 5%, or $3.3 million, and was 8.0% of net sales compared to 7.9% in the prior year. The increase was due to 4% growth in net sales and 140 basis point improvement in gross margin, offset by a 130 basis point increase in operating expenses as a percent of net sales. Operating expenses as a percent of net sales increased primarily due to employee-related costs, a $3.0 million charge associated with the closure of one of HSN's distribution centers, an increase of $3.0 million in HSN's bad debt expense, an increase in consulting costs and an increase in media spend related to HSN's direct-response television marketing.
HSNi's operating income in the six months ended June 30, 2015 increased 17%, or $18.5 million, and was 7.4% of net sales compared to 6.7% in the prior year. The increase was driven by the 6% growth in net sales and 80 basis point improvement in gross margin, offset by a 6% growth in operating expenses. Operating expenses as a percent of net sales increased primarily due to employee-related costs, an increase in media spend related to HSN's direct-response television marketing, an increase in bad debt expense, a $3.0 million charge associated with the closure of one of HSN's distribution centers, and an increase in consulting costs, offset by the $3.1 million CPSC settlement at Cornerstone in the prior year.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$94	114%	$44	$134	18%	$114
Interest expense	(3,974)	114%	(1,854)	(7,311)	102%	(3,623)
Total other expense, net	$(3,880)	114%	$(1,810)	$(7,177)	105%	$(3,509)
As a percentage of HSNi net sales	0.4%	20 bp	0.2%	0.4%	20 bp	0.2%

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

HSNi executed an interest rate swap with a notional amount of $187.5 million that took effect on January 31, 2014. The interest rate swap effectively fixes the floating LIBOR-based interest on $187.5 million of the outstanding term loan (under both credit agreements) resulting in a fixed rate of 2.3525% (based on HSNi's leverage ratio as of June 30, 2015).

Interest expense for the three and six months ended June 30, 2015 increased $2.1 million and $3.7 million, respectively. The increase in interest expense compared to the prior year is due to a higher outstanding debt balance and the write-off of $0.5 million of deferred financing fees in the first quarter of 2015 related to the prior credit agreement.
Income Tax Provision
For the three and six months ended June 30, 2015, HSNi recorded a tax provision of $25.2 million and $45.2 million, respectively, which represents effective tax rates of 37.7% and 37.5%. For the three and six months ended June 30, 2014, HSNi recorded a tax provision of $24.6 million and $40.6 million, respectively, which represents effective tax rates of 37.6% and 38.4%. The change in the effective tax rate for the six month periods was primarily due to the non-deductibility of the $3.1 million settlement with the CPSC recognized in the first quarter of 2014.
Liquidity and Capital Resources
As of June 30, 2015, HSNi had $74.2 million of cash and cash equivalents compared to $160.0 million as of December 31, 2014 and $122.3 million as of June 30, 2014.
Net cash provided by operating activities for the six months ended June 30, 2015 was $72.3 million compared to $28.2 million in the prior year, an increase of $44.1 million. The increase is primarily due to the collections of accounts receivable and improved operating performance, offset by an increase in required income tax payments. Collections of accounts receivable increased in the first half of 2015 compared to the same period in the prior year due to the higher outstanding balance at year end driven by the fourth quarter's sales growth and increased customer utilization of HSN's Flexpay program. The increase in required income tax payments is due to the timing of earnings and temporary tax differences.
Inventories as of June 30, 2015 compared to June 30, 2014 have grown at both HSN and Cornerstone as they normalized inventory levels to support future sales growth and made strategic investments in certain product categories and new initiatives. These measures have resulted in inventory in 2015 increasing by 17% compared to prior year.
Net cash used in investing activities for the six months ended June 30, 2015 was $26.2 million and was related to capital expenditures primarily for investments in our distribution centers, including our warehouse automation project, information technology, digital commerce and infrastructure.
Net cash used in financing activities for the six months ended June 30, 2015 was $131.9 million and was primarily related to the funding of HSNi's capital return plan. HSNi paid a special cash dividend of $10.00 per common share in February 2015 and quarterly cash dividends totaling $0.70 per common share in the first half of 2015, representing aggregate payments of $561.2 million. HSNi also paid $18.3 million for approximately 278,000 shares of common stock repurchased during the six months ended June 30, 2015. HSNi borrowed $700 million under the Credit Agreement to repay the $228.1 million term loan that was outstanding under the prior credit agreement and to fund the payment of the special cash dividend. Additionally, HSNi had a cash inflow of $11.3 million from stock option proceeds that was offset by a cash outflow of $12.2 million used to cover withholding taxes for stock-based awards. HSNi also had $8.3 million of excess tax benefits from stock-based awards.

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
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $13.0 million as of June 30, 2015. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of June 30, 2015, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $562.0 million.
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
Effective January 27, 2015, HSNi's Board of Directors authorized a new 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the six months ended June 30, 2015, HSNi repurchased approximately 278,000 shares of common stock at a cost of $18.3 million, or an average cost of $66.06 per share. As of June 30, 2015, approximately 3.7 million shares remain authorized for repurchase under the program.
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
In the third quarter of 2015, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. The dividend will be paid on September 16, 2015 to HSNi's record holders as of September 2, 2015.
Contractual Obligations and Commercial Commitments
As a result of entering into the Credit Agreement in January 2015 (as discussed in Note 6 of the Notes to the Consolidated Financial Statements), certain contractual obligations of HSNi (including long-term debt and interest on debt) have changed from the amounts disclosed in the Company's Form 10-K for the year ended December 31, 2014. The following table presents HSNi’s long-term debt and related interest obligations as of June 30, 2015:

	Payments Due by Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities (a)	$675,000	$12,500	$56,250	$606,250	$—
Interest on debt (a)(b)	50,701	12,770	22,335	15,596	—
Total contractual obligations	$725,701	$25,270	$78,585	$621,846	$—

(a)	Long-term debt and related interest are based on HSNi's debt that was outstanding as of June 30, 2015 under its $1.25 billion Credit Agreement.

(b)	Includes interest on variable rate debt estimated using the rate in effect as of June 30, 2015, net of the impact of the interest rate swap.
Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2015 and December 31, 2014, HSNi’s outstanding long-term debt was $675.0 million and $228.1 million, respectively, all of which pays interest at a variable rate, generally tied to LIBOR. Changes in interest rates on our variable rate debt could affect our earnings. We are managing our future interest rate exposure through an interest rate swap with a notional amount of $187.5 million and a fixed rate of 0.8525% that took effect January 2014. A hypothetical 100 basis point increase in interest rates on the portion of our variable rate debt that was outstanding as of June 30, 2015 and that was not effectively hedged by the fixed-rate interest rate swap would increase our annual interest expense by approximately $4.9 million.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2015. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

In April 2015, a purported stockholder of the Company filed a putative class action complaint in the Court of Chancery of the State of Delaware against the Company, the members of our Board of Directors and Bank of America Corporation (“BAC”). The complaint is captioned David Shaev Profit Sharing Account v. HSN, Inc. et al., C.A. No. 10919-CB. The complaint alleges, among other things, that the members of our Board of Directors breached their fiduciary duties, and that BAC aided and abetted such breaches, in connection with the Credit Agreement dated as of January 27, 2015 (the “Credit Agreement”).  The complaint alleges that the Credit Agreement contains a so-called “dead hand proxy put” provision that (a) defines the election of a majority of directors whose initial nomination arose from an actual or threatened proxy contest to be an event of default that triggers the lenders’ right to accelerate payment of the debt outstanding under the Credit Agreement; and (b) thereby coerces stockholders and entrenches the members of the Board of Directors. The complaint seeks, among other things, declaratory and injunctive relief, as well as an award of costs and disbursements including attorney’s and experts’ fees. On May 29, 2015, the Company and its lenders amended the Credit Agreement to remove the provision which is the subject of the litigation (a copy of the amendment is attached as Exhibit 10.1 to this Form 10-Q).  We believe we have meritorious defenses to the claims asserted in the lawsuit including that the lawsuit is now moot.  We do not believe that the loss, if any, will be material.

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

Below is a summary of our common stock repurchases during the second quarter of 2015:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2015 - April 30, 2015	151,420	$65.51	151,420	3,730,209
May 1, 2015 - May 31, 2015	5,776	$67.02	5,776	3,724,433
June 1, 2015 - June 30, 2015	1,984	$66.92	1,984	3,722,449
	159,180	$65.59	159,180

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

10.1
Amendment No. 1 to the Credit Agreement dated as of May 29, 2015 by and among HSN, Inc. and certain of its subsidiaries, Bank of America, N.A., as Administrative Agent and Collateral Agent; JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, each as a Syndication Agent; Fifth Third Bank, Regions Bank, MUFG Union Bank, Branch Banking and Trust Company, BBVA Compass Bank and PNC Bank, National Association, each as a Documentation Agent; and Bank of America Merrill Lynch, J.P. Morgan Securities LLC, and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners
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

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of June 30, 2015, December 31, 2014 and June 30, 2014, (iv) Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2015 and Year Ended December 31, 2014, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2015	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)