Form 10-Q
period 2015-09-30
HSN, Inc.
filed 2015-11-04
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
As of November 3, 2015, the registrant had 52,474,383 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$864,868	$837,477	$2,592,397	$2,470,101
Cost of sales	558,594	535,062	1,649,380	1,578,777
Gross profit	306,274	302,415	943,017	891,324
Operating expenses:
Selling and marketing	176,916	171,852	544,209	521,838
General and administrative	60,917	53,440	180,320	161,569
Depreciation and amortization	10,608	11,155	32,942	32,714
Total operating expenses	248,441	236,447	757,471	716,121
Operating income	57,833	65,968	185,546	175,203
Other income (expense):
Interest income	35	50	111	163
Interest expense	(4,098)	(1,883)	(11,352)	(5,506)
Total other expense, net	(4,063)	(1,833)	(11,241)	(5,343)
Income before income taxes	53,770	64,135	174,305	169,860
Income tax provision	(19,562)	(24,604)	(64,776)	(65,207)
Net income	$34,208	$39,531	$109,529	$104,653

Net income per share:
Basic	$0.65	$0.75	$2.08	$1.98
Diluted	$0.64	$0.74	$2.04	$1.95
Shares used in computing earnings per share:
Basic	52,736	52,420	52,658	52,829
Diluted	53,495	53,246	53,637	53,716
Dividends declared per share	$0.35	$0.25	$11.05	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$34,208	$39,531	$109,529	$104,653
Other comprehensive income (loss):
Change in fair value of derivative instrument, net of tax	(238)	523	(720)	34
Other comprehensive income (loss), net of tax	(238)	523	(720)	34
Comprehensive income	$33,970	$40,054	$108,809	$104,687

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,	September 30,
	2015	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$63,174	$159,985	$93,063
Accounts receivable, net of allowance of $13,292, $18,824 and $13,426, respectively	208,464	317,785	215,574
Inventories	506,602	398,705	477,580
Deferred income taxes	24,106	32,668	20,428
Prepaid expenses and other current assets	60,857	44,728	56,513
Total current assets	863,203	953,871	863,158
Property and equipment, net	204,668	193,889	180,009
Intangible assets, net	256,896	261,962	262,061
Goodwill	9,858	9,858	9,858
Other non-current assets	17,250	12,614	13,593
TOTAL ASSETS	$1,351,875	$1,432,194	$1,328,679
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$269,392	$255,287	$254,160
Current maturities of long-term debt	18,750	17,188	15,625
Accrued expenses and other current liabilities	188,081	241,074	203,788
Total current liabilities	476,223	513,549	473,573
Long-term debt, less current maturities	681,250	210,938	215,625
Deferred income taxes	70,357	88,787	75,868
Other long-term liabilities	20,156	16,579	15,482
Total liabilities	1,247,986	829,853	780,548
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,390,584, 52,425,895 and 52,350,784 issued shares at September 30, 2015, December 31, 2014 and September 30, 2014, respectively	524	524	523
Additional paid-in capital	1,103,320	1,710,581	1,724,442
Accumulated deficit	(999,362)	(1,108,891)	(1,177,222)
Accumulated other comprehensive (loss) income	(593)	127	388
Total shareholders’ equity	103,889	602,341	548,131
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,351,875	$1,432,194	$1,328,679

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	—	$—	53,002	$530	$1,810,072	$(1,281,875)	$354	$529,081
Net income	—	—	—	—	—	172,984	—	172,984
Other comprehensive loss	—	—	—	—	—	—	(227)	(227)
Stock-based compensation expense for equity awards	—	—	—	—	15,606	—	—	15,606
Cash dividends declared on common stock	—	—	—	—	(57,824)	—	—	(57,824)
Issuance of common stock from stock-based compensation awards, including tax benefit of $8,293	—	—	435	4	(1,816)	—	—	(1,812)
Repurchases of common stock	—	—	(1,011)	(10)	(55,457)	—	—	(55,467)
Balance as of December 31, 2014	—	—	52,426	524	1,710,581	(1,108,891)	127	602,341
Net income	—	—	—	—	—	109,529	—	109,529
Other comprehensive loss	—	—	—	—	—	—	(720)	(720)
Stock-based compensation expense for equity awards	—	—	—	—	13,814	—	—	13,814
Cash dividends declared on common stock	—	—	—	—	(579,516)	—	—	(579,516)
Issuance of common stock from stock-based compensation awards, including tax benefit of $11,760	—	—	784	8	10,496	—	—	10,504
Repurchases of common stock	—	—	(819)	(8)	(52,055)	—	—	(52,063)
Balance as of September 30, 2015	—	$—	52,391	$524	$1,103,320	$(999,362)	$(593)	$103,889

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$109,529	$104,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,942	32,714
Stock-based compensation expense	13,814	11,691
Asset impairment	5,000	—
Amortization of debt issuance costs	1,725	830
Deferred income taxes	(9,442)	(2,875)
Bad debt expense	21,010	14,987
Excess tax benefits from stock-based awards	(11,855)	(6,294)
Other	847	115
Changes in current assets and liabilities:
Accounts receivable	88,309	34,556
Inventories	(107,897)	(150,261)
Prepaid expenses and other assets	(14,756)	(9,825)
Accounts payable, accrued expenses and other current liabilities	(24,294)	(2,083)
Net cash provided by operating activities	104,932	28,208
Cash flows from investing activities:
Capital expenditures	(45,289)	(24,975)
Other	(1,402)	(448)
Net cash used in investing activities	(46,691)	(25,423)
Cash flows from financing activities:
Borrowings under term loan	500,000	—
Repayment of term loan	(228,125)	(9,375)
Borrowings under revolving credit facility	265,000	—
Repayment of revolving credit facility	(65,000)	—
Repurchase of common stock	(52,063)	(55,467)
Payments of debt issuance costs	(6,624)	—
Cash dividends paid	(579,516)	(39,488)
Proceeds from issuance of common stock	14,755	2,093
Tax withholdings related to stock-based awards	(15,334)	(10,191)
Excess tax benefits from stock-based awards	11,855	6,294
Net cash used in financing activities	(155,052)	(106,134)
Total cash used in continuing operations	(96,811)	(103,349)
Total cash used in discontinued operations	—	(21)
Net decrease in cash and cash equivalents	(96,811)	(103,370)
Cash and cash equivalents at beginning of period	159,985	196,433
Cash and cash equivalents at end of period	$63,174	$93,063

Supplemental disclosure of noncash investing activities:
Capital expenditures incurred but paid in advance	$—	$9,100

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. Early adoption is permitted. HSNi is currently assessing the timing of adoption of ASU 2015-11 and the potential impact to its consolidated financial statements.

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
NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2015	2014	2014
Capitalized software	$231,701	$223,436	$225,492
Computer and broadcast equipment	93,436	89,739	90,659
Buildings and leasehold improvements	105,658	105,086	103,955
Furniture and other equipment	95,985	88,174	87,511
Projects in progress	49,140	30,794	17,615
Land and land improvements	10,511	10,541	10,471
	586,431	547,770	535,703
Less: accumulated depreciation and amortization	(381,763)	(353,881)	(355,694)
Total property and equipment, net	$204,668	$193,889	$180,009

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$67,109	$11,028	$78,137	$66,730	$14,255	$80,985
Stock-based compensation expense	(3,292)	(1,097)	(4,389)	(3,086)	(795)	(3,881)
Depreciation and amortization	(7,318)	(3,290)	(10,608)	(7,477)	(3,678)	(11,155)
Distribution center closure (a)	(189)	—	(189)	—	—	—
Asset impairment (b)	—	(5,000)	(5,000)	—	—	—
(Loss) gain on disposition of fixed assets	(115)	(3)	(118)	5	14	19
Operating income	$56,195	$1,638	57,833	$56,172	$9,796	65,968
Total other expense, net			(4,063)			(1,833)
Income before income taxes			53,770			64,135
Income tax provision			(19,562)			(24,604)
Net income			$34,208			$39,531

(a) In the third quarter of 2015, HSN recorded a $0.2 million charge associated with the planned closure of one of its distribution centers as part of its supply chain optimization initiative. See Note 13 for further information.
(b) In the third quarter of 2015, Cornerstone recognized a $5.0 million non-cash charge for the impairment of intangible assets related to the acquisition of Chasing Fireflies. See Note 8 for further information.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$201,493	$39,820	$241,313	$188,530	$34,305	$222,835
Stock-based compensation expense	(10,518)	(3,296)	(13,814)	(9,283)	(2,408)	(11,691)
Depreciation and amortization	(22,326)	(10,616)	(32,942)	(22,337)	(10,377)	(32,714)
Distribution center closure (a)	(3,221)	—	(3,221)	—	—	—
Asset impairment (b)	—	(5,000)	(5,000)	—	—	—
CPSC settlement (c)	—	—	—	—	(3,100)	(3,100)
Loss on disposition of fixed assets	(779)	(11)	(790)	(100)	(27)	(127)
Operating income	$164,649	$20,897	185,546	$156,810	$18,393	175,203
Total other expense, net			(11,241)			(5,343)
Income before income taxes			174,305			169,860
Income tax provision			(64,776)			(65,207)
Net income			$109,529			$104,653

(a) In the nine months ended September 30, 2015, HSN recorded $3.2 million in charges associated with the planned closure of one of its distribution centers as part of its supply chain optimization initiative. See Note 13 for further information.
(b) In the third quarter of 2015, Cornerstone recognized a $5.0 million non-cash charge for the impairment of intangible assets related to the acquisition of Chasing Fireflies. See Note 8 for further information.
(c) In the first quarter of 2014, Cornerstone recorded a $3.1 million settlement of a civil penalty assessed by the Consumer Product Safety Commission.

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales:
HSN	$590,588	$578,297	$1,763,384	$1,679,271
Cornerstone	274,280	259,180	829,013	790,830
Total	$864,868	$837,477	$2,592,397	$2,470,101

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$34,208	$39,531	$109,529	$104,653

Weighted average number of shares outstanding:
Basic	52,736	52,420	52,658	52,829
Dilutive effect of stock-based compensation awards	759	826	979	887
Diluted	53,495	53,246	53,637	53,716

Net income per share:
Basic	$0.65	$0.75	$2.08	$1.98
Diluted	$0.64	$0.74	$2.04	$1.95

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	557	790	544	792

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2015	2014	2014
Secured credit agreement terminated January 27, 2015:
Term loan	$—	$228,126	$231,250
Revolving credit facility	—	—	—
Secured credit agreement expiring January 27, 2020:
Term loan	500,000	—	—
Revolving credit facility	200,000	—	—
Total long-term debt	700,000	228,126	231,250
Less: current maturities	(18,750)	(17,188)	(15,625)
Long-term debt, less current maturities	$681,250	$210,938	$215,625

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of September 30, 2015 with a leverage ratio of 1.95x and an interest coverage ratio of 32.42x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate plus a predetermined margin which is determined by HSNi's leverage ratio. The interest rate on the $700.0 million outstanding long-term debt balance as of September 30, 2015 was 1.71%.  HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $15.4 million as of September 30, 2015. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of September 30, 2015, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $534.6 million.

NOTE 7—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of September 30, 2015. The interest rate swap took effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized in earnings in the consolidated statements of operations. The change in fair value of the interest rate swap (inclusive of reclassifications to net income and net of tax) for the three months ended September 30, 2015 and 2014 was a loss of approximately $0.2 million and income of approximately $0.5 million, respectively, and were included in other comprehensive income (loss). The change in fair value of the interest rate swap (inclusive of reclassifications to net income and net of tax) for the nine months ended September 30, 2015 and 2014 was a loss of approximately $0.7 million and income of less than $0.1 million, respectively, and were included in other comprehensive income (loss).

The fair value of the interest rate swap at September 30, 2015 was a liability of $0.9 million and was recorded in "Other long-term liabilities" in the consolidated balance sheet. The fair value of the interest rate swap at December 31, 2014 and September 30, 2014 was an asset of $0.2 million and an asset of $0.6 million, respectively, and was recorded in "Other non-current assets" in the consolidated balance sheets. HSNi estimates that approximately $0.9 million of unrealized losses included in accumulated other comprehensive loss related to this swap will be realized and reported in earnings within the next twelve months. See Note 8 for discussion of the fair value measurements concerning this interest rate swap.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	September 30, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$949	$—	$949	$—

	December 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$208	$—	$208	$—

	September 30, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$621	$—	$621	$—
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

The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	September 30, 2015
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$500,000	$500,000	$—	$500,000	$—
Revolving credit facility	$200,000	$200,000	$—	$200,000	$—

	December 31, 2014
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan terminated January 27, 2015	$228,126	$228,126	$—	$228,126	$—

	September 30, 2014
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan terminated January 27, 2015	$231,250	$231,250	$—	$231,250	$—
The fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities (level 2 criteria).
HSNi assesses the impairment of goodwill and indefinite-lived intangible assets at fair value at least annually during the fourth quarter and whenever events or circumstances indicate that the carrying value may not be fully recoverable. During the third quarter of 2015, HSNi performed a quantitative assessment of certain intangible assets related to its acquisition of Chasing Fireflies and concluded a fair value adjustment was necessary. An impairment charge of $5.0 million was recorded in the third quarter of 2015 within the Cornerstone segment and is included in "General and administrative" expense in the accompanying consolidated statements of operations. The fair value of the intangible assets, consisting of trademarks and tradenames, was determined using the relief from royalty method (level 3 criteria). Key inputs used in this calculation included revenue growth, discount, royalty and terminal growth rates.
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
For the three and nine months ended September 30, 2015, HSNi recorded tax provisions of $19.6 million and $64.8 million, respectively, which represents effective tax rates of 36.4% and 37.2%, respectively. For the three and nine months ended September 30, 2014, HSNi recorded tax provisions of $24.6 million and $65.2 million, respectively, which represents an effective tax rate of 38.4%. The change in the effective tax rate for the nine months ended results was primarily due to a decrease in state income taxes for 2015 and the non-deductibility of the $3.1 million settlement with the Consumer Product Safety Commission recognized in the first quarter of 2014.
The Internal Revenue Service ("IRS") has concluded its examination of HSNi's consolidated federal income tax return for the year ended December 31, 2010 and its limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. There are currently no income tax examinations in progress. New York State notified HSNi of its intent to audit prior year returns. This audit will commence in the fourth quarter of this year.

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
NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Selling and marketing	$1,472	$1,135	$4,624	$3,424
General and administrative	2,917	2,746	9,190	8,267
Stock-based compensation expense before income taxes	4,389	3,881	13,814	11,691
Income tax benefit	(1,539)	(1,401)	(4,897)	(4,224)
Stock-based compensation expense after income taxes	$2,850	$2,480	$8,917	$7,467

As of September 30, 2015, there was approximately $27.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.0 years.

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares (8.8 million shares after giving effect to the anti-dilution provisions of the Plan related to the special cash dividend) of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value.

In connection with the special cash dividend of $10.00 per common share paid on February 19, 2015, and as required by the anti-dilution provisions of the Plan, adjustments were made to outstanding equity awards as of the ex-dividend date to preserve their value following the dividend, as follows: (i) the number of shares subject to outstanding restricted stock units was increased as a result of the reinvestment of the dividend; and (ii) the exercise prices of outstanding stock options and stock appreciation rights and the grant date fair value of market stock units were reduced and the number of shares subject to such awards was increased. These adjustments did not result in additional stock-based compensation expense as the fair value of the outstanding awards did not change. As further required by the Plan, the maximum number of shares issuable under the Plan was also proportionally adjusted, which resulted in approximately 0.8 million additional shares available to be issued. As of September 30, 2015, after adjustment for the special dividend, there were approximately 2.7 million shares of common stock available for grants under the Plan.

A summary of the stock-based awards granted during the nine months ended September 30, 2015 is as follows:

	Nine Months Ended September 30, 2015
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	508,420	$13.65
Restricted stock units	230,118	$66.22
Employee stock purchase plan options	40,239	$15.07
Stock appreciation rights and stock options due to special dividend	343,485	-
Restricted stock unit dividend equivalents due to special dividend and quarterly dividends	102,053	-
Market stock units related to special dividend	15,078	-
The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the stock appreciation rights are estimated on the grant date using the Black-Scholes option pricing model. The weighted average assumptions used in the valuation of each for the nine months ended September 30, 2015 are as follows:

	Nine Months Ended September 30, 2015
	Stock Appreciation Rights	Employee Stock Purchase Plan Options
Volatility factor	29.2%	21.8%
Risk-free interest rate	1.49%	0.12%
Expected term	4.4	0.5
Dividend yield	2.2%	1.9%
As a result of the special cash dividend, the exercise prices of outstanding stock options and stock appreciation rights were reduced and the number of shares subject to such awards were increased as of the ex-dividend date. The following table summarizes the information about stock options and stock appreciation rights outstanding and exercisable (after giving effect to the anti-dilution provisions of the special cash dividend) as of September 30, 2015:

	Outstanding			Exercisable
	Number Outstanding at September 30, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at September 30, 2015	Weighted Average Exercise Price
$0.00 to $9.99	106,698	$4.92	3.2	106,698	$4.92
$10.00 to $19.99	70,701	15.56	3.2	70,701	15.56
$20.00 to $29.99	57,541	25.86	5.4	57,541	25.86
$30.00 to $39.99	609,562	36.54	3.8	609,562	36.54
$40.00 to $49.99	398,520	47.73	8.2	126,164	47.73
$50.00 to $59.99	300,174	51.57	7.3	190,246	51.57
$60.00 to $69.99	470,422	65.24	9.4	—	—
	2,013,618			1,160,912

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
Effective September 27, 2011, HSNi's Board of Directors approved a share repurchase program which allowed HSNi to purchase 10 million shares of its common stock from time to time through privately negotiated and/or open market transactions. During the nine months ended September 30, 2014, HSNi acquired approximately 1.0 million shares of its outstanding common stock for $55.5 million at an average price of $54.87. In July 2014, HSNi completed this share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share. All shares were retired immediately following purchase.

Effective January 27, 2015, HSNi’s Board of Directors approved a new share repurchase program which allows HSNi to purchase up to 4 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the nine months ended September 30, 2015, HSNi acquired approximately 819,000 shares of its outstanding common stock for $52.1 million at an average price of $63.57. All shares were retired immediately following purchase.
Dividend Policy
In the third quarter of 2015, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share resulting in a payment of $18.3 million on September 16, 2015 to HSNi's shareholders of record as of September 2, 2015.
In the fourth quarter of 2015, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid on December 16, 2015 to HSNi's shareholders of record as of December 2, 2015.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) (in thousands):

	Nine Months Ended September 30,
	2015	2014
Accumulated other comprehensive income as of January 1,	$127	$354
Other comprehensive loss before reclassifications	(2,111)	(838)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	954	885
Income tax benefit (expense)	437	(13)
Other comprehensive income (loss), net of tax	(720)	34
Accumulated other comprehensive income (loss) as of September 30,	$(593)	$388

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

HSN expects to incur approximately $4 million to $5 million in total charges related to the closure. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives. During the three and nine month periods ended September 30, 2015, HSN recognized $0.2 million and $3.2 million, respectively in employee-related costs which are included in "General and administrative” operating expenses in the accompanying consolidated statements of operations.

A summary of HSNi’s liability associated with exit activities, which is recorded in “Accrued expenses and other current liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets, are presented in the following table (in thousands):

Employee Related Costs
Balance at January 1, 2015	$—
Provisions	3,132
Payments	—
Adjustments	89
Balance at September 30, 2015	$3,221

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which are based on management’s exercise of business judgment, as well as assumptions made by and information currently available to management. When used in this document, the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and words of similar import, are intended to identify any forward-looking statements. These forward-looking statements include, among other things, statements relating to the following: future financial performance, business prospects and strategy, anticipated trends and prospects in the various markets in which HSNi’s businesses operate and other similar matters. These forward-looking statements relate to expectations concerning matters that are not historical fact and are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$590,588	2%	$578,297	$1,763,384	5%	$1,679,271
Cornerstone	274,280	6%	259,180	829,013	5%	790,830
Total HSNi net sales	$864,868	3%	$837,477	$2,592,397	5%	$2,470,101
HSNi net sales in the third quarter of 2015 increased 3%, or $27.4 million, due to 2% sales growth at HSN and 6% sales growth at Cornerstone. Digital sales grew 8% with penetration increasing 200 basis points to 49.4%. Gross units shipped in the third quarter of 2015 increased 1% to 15.1 million and the average price point increased 3% to $63.95.
HSNi net sales in the nine months ended September 30, 2015 increased 5%, or $122.3 million, due to 5% sales growth at HSN and 5% sales growth at Cornerstone. Digital sales grew 10% with penetration increasing 240 basis points to 49.3%. Gross units shipped increased 2% to 45.0 million and the average price point increased 3% to $64.24.
HSN
HSN net sales in the third quarter of 2015 increased 2%, or $12.3 million, led by sales growth in electronics and culinary, partially offset by declines in home and jewelry.  Digital sales grew 7% and penetration increased 170 basis points to 40.5%. The return rate decreased 80 basis points from 17.6% to 16.8% primarily due to changes in sales mix to categories with lower return rates. Gross units shipped increased 2% to 11.7 million and average price point increased 1% to $58.34.

HSN net sales in the nine months ended September 30, 2015 increased 5%, or $84.1 million, led by sales growth in electronics, partially offset by declines in home and jewelry. These results include sales from a direct-response television marketing campaign that started during the fourth quarter of 2014 and contributed 1% of total sales growth (included within the Home & Other division). Digital sales grew 12% and penetration increased 250 basis points to 40.5%. The return rate decreased 70 basis points from 18.2% to 17.5% primarily due to changes in sales mix to categories with lower return rates. Gross units shipped increased 4% to 35.1 million and average price point increased 1% to $57.94.
Divisional product sales mix at HSN is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Jewelry	8.2%	10.0%	9.0%	10.8%
Fashion (apparel & accessories)	14.1%	15.0%	15.8%	15.3%
Beauty & Health	27.5%	27.8%	28.6%	28.9%
Home & Other (including home, electronics, culinary and other)	50.2%	47.2%	46.6%	45.0%
Total	100.0%	100.0%	100.0%	100.0%
Cornerstone
Cornerstone net sales in the third quarter of 2015 increased 6%, or $15.1 million primarily due to growth in the home brands and Garnet Hill. Digital sales grew 9% and penetration increased 200 basis points to 68.3%. Catalog circulation was 82.8 million, an increase of 5% compared to the prior year. The return rate decreased 10 basis points to 13.1%.

Cornerstone net sales in the nine months ended September 30, 2015 increased 5%, or $38.2 million. The increase in net sales was driven by sales growth in the home brands, partially offset by lower sales in the apparel brands. Digital sales grew 8% with penetration increasing 200 basis points to 67.9%, up from 65.9% in the prior year. Catalog circulation was 252.4 million, an increase of 3% compared to the prior year. The return rate was 13.0%, consistent with the prior year.
The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	77.9%	75.6%	79.1%	77.3%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith)	22.1%	24.4%	20.9%	22.7%
Total	100.0%	100.0%	100.0%	100.0%

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in supply chain functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$204,527	1%	$202,730	$621,329	5%	$589,805
HSN gross profit margin rate	34.6%	(50 bp)	35.1%	35.2%	10 bp	35.1%
Cornerstone	$101,747	2%	$99,685	$321,688	7%	$301,519
Cornerstone gross profit margin rate	37.1%	(140 bp)	38.5%	38.8%	70 bp	38.1%
HSNi	$306,274	1%	$302,415	$943,017	6%	$891,324
HSNi gross profit margin rate	35.4%	(70 bp)	36.1%	36.4%	30 bp	36.1%
bp = basis points

HSN
Gross profit for HSN in the third quarter of 2015 increased 1%, or $1.8 million. Gross profit margin rate decreased 50 basis points to 34.6% primarily due to an increase in shipping promotions and changes in product mix.
Gross profit for HSN in the nine months ended September 30, 2015 increased 5%, or $31.5 million. Gross profit margin rate increased 10 basis points to 35.2%.
Cornerstone
Gross profit for Cornerstone in the third quarter of 2015 increased 2%, or $2.1 million, compared to the prior year. Gross profit margin rate decreased 140 basis points to 37.1% primarily the result of increased promotions including markdowns on end-of-season inventory. The rate was also unfavorably impacted by higher fulfillment costs due to warehouse expansion and an increase in labor costs.
Gross profit for Cornerstone in the nine months ended September 30, 2015 increased 7%, or $20.2 million, compared to the prior year. Gross profit margin rate increased 70 basis points to 38.8% primarily due to improvement in overall product and shipping margins, particularly at Garnet Hill. The increases in the product and shipping margins were primarily due to lower promotional activity in the first half of the year and selective price increases.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$100,765	1%	$100,011	$308,284	4%	$295,930
As a percentage of HSN net sales	17.1%	(20 bp)	17.3%	17.5%	(10 bp)	17.6%
Cornerstone	$76,151	6%	$71,841	$235,925	4%	$225,908
As a percentage of Cornerstone net sales	27.8%	10 bp	27.7%	28.5%	(10 bp)	28.6%
HSNi	$176,916	3%	$171,852	$544,209	4%	$521,838
As a percentage of HSNi net sales	20.5%	-	20.5%	21.0%	(10 bp)	21.1%
HSNi's selling and marketing expense in the third quarter of 2015 increased 3%, or $5.1 million, and was 20.5% of net sales which was consistent with the prior year. HSNi's selling and marketing expense in the nine months ended September 30, 2015 increased 4%, or $22.4 million, and was 21.0% of net sales compared to 21.1% in the prior year.
HSN
HSN's selling and marketing expense in the third quarter of 2015 increased 1%, or $0.8 million, due to an increase in employee-related costs, primarily for wages and healthcare, offset by lower on-air distribution costs. HSN's selling and marketing expense was 17.1% of net sales compared to 17.3% in the prior year.
HSN's selling and marketing expense in the nine months ended September 30, 2015 increased 4%, or $12.4 million, primarily due to media expense for direct-response television marketing; and an increase in employee-related costs, primarily in its call center and for healthcare costs; offset by lower on-air distribution costs. HSN's selling and marketing expense was 17.5% of net sales compared to 17.6% in the prior year.
Cornerstone
Cornerstone's selling and marketing expense in the third quarter of 2015 increased 6%, or $4.3 million, primarily due to higher catalog costs driven by a 5% increase in circulation and an increase in employee-related costs. Cornerstone's selling and marketing expense was 27.8% of net sales compared to 27.7% in the prior year.
Cornerstone's selling and marketing expense in the nine months ended September 30, 2015 increased 4% or $10.0 million, primarily due to an increase in employee-related costs, higher catalog costs driven by a 3% increase in circulation and an increase in digital marketing costs. Cornerstone's selling and marketing expense was 28.5% of net sales compared to 28.6% in the prior year.

General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debts; facilities costs; and fees for professional services.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$40,249	3%	$39,069	$126,070	10%	$114,727
As a percentage of HSN net sales	6.8%	-	6.8%	7.1%	30 bp	6.8%
Cornerstone	$20,668	44%	$14,371	$54,250	16%	$46,842
As a percentage of Cornerstone net sales	7.5%	200 bp	5.5%	6.5%	60 bp	5.9%
HSNi	$60,917	14%	$53,440	$180,320	12%	$161,569
As a percentage of HSNi net sales	7.0%	60 bp	6.4%	7.0%	50 bp	6.5%

HSNi’s general and administrative expense in the third quarter of 2015 increased 14%, or $7.5 million, and was 7.0% of net sales compared to 6.4% in the prior year. HSNi’s general and administrative expense in the nine months ended September 30, 2015 increased 12%, or $18.8 million, and was 7.0% of net sales compared to 6.5% in the prior year.
HSN
HSN's general and administrative expense in the third quarter of 2015 increased 3%, or $1.2 million, and was 6.8% of net sales, consistent with the prior year. The increase is primarily due to an increase of $2.0 million in bad debt expense as a result of changes in sales mix towards electronics, which typically result in higher write-offs of Flexpay receivables.
HSN's general and administrative expense in the nine months ended September 30, 2015 increased 10%, or $11.3 million, and was 7.1% of net sales compared to 6.8% in the prior year. The increase is primarily due to a $5.4 million increase in bad debt expense; $3.2 million in costs accrued for the planned closure of its Virginia distribution center; and increases in employee and warehouse-related costs.
HSN’s general and administrative expenses for the nine months ended September 30, 2015 include approximately $3.2 million related to the planned closure of its Roanoke, Virginia distribution center. The facility closure that will occur in 2016 is part of HSNi’s supply chain optimization initiative that is designed to increase operational efficiencies and enhance customer service. As part of this initiative, HSN will be expanding the capabilities of its Piney Flats, Tennessee distribution center. HSNi expects to incur approximately $4 million to $5 million in total charges related to the closure of the Virginia facility. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives. The financial benefits associated with the supply chain optimization initiative, including labor and transportation savings, are expected to be realized beginning in the second half of 2016. HSNi expects to utilize much of these savings to remain competitive in the marketplace, including initiatives to drive future sales growth and enhance customer service.
Cornerstone
Cornerstone's general and administrative expense in the third quarter of 2015 increased 44%, or $6.3 million, and was 7.5% of net sales compared to 5.5% in the prior year. The increase was due to a $5.0 million intangible asset impairment charge and an increase in employee-related costs, primarily for performance-based incentives. Cornerstone recognized a non-cash charge for the impairment of certain intangible assets associated with its 2012 acquisition of Chasing Fireflies. See Note 8 of Notes to Consolidated Financial Statements for further discussion of the impairment charge.
Cornerstone's general and administrative expense in the nine months ended September 30, 2015 increased 16%, or $7.4 million, primarily due to a $5.0 million intangible asset impairment charge, an increase in employee-related costs primarily for performance-based incentives, and consulting costs, offset by a $3.1 million charge related to a settlement in the prior year with the Consumer Product Safety Commission ("CPSC"). Cornerstone's general and administrative expense was 6.5% of net sales, compared to 5.9% in the prior year.
Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,318	(2)%	$7,477	$22,326	—%	$22,337
Cornerstone	3,290	(11)%	3,678	10,616	2%	10,377
HSNi	$10,608	(5)%	$11,155	$32,942	1%	$32,714
As a percentage of HSNi net sales	1.2%	(10 bp)	1.3%	1.3%	-	1.3%

Depreciation and amortization in the third quarter of 2015 decreased 5%, or $0.5 million, compared to the prior year. Capital expenditures in the current quarter have been for investments in our distribution centers, including our warehouse automation project that has not yet been put into service, information technology, digital commerce and infrastructure.

Depreciation and amortization in the nine months ended September 30, 2015 increased 1%, or $0.2 million, compared to the prior year. Capital expenditures in the current year have been for investments in our distribution centers, including our warehouse automation project that has not yet been put into service, information technology and infrastructure.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure. Please refer to Note 4 of the Notes to Consolidated Financial Statements for the reconciliation of Adjusted EBITDA to operating income.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$67,109	1%	$66,730	$201,493	7%	$188,530
As a percentage of HSN net sales	11.4%	(10 bp)	11.5%	11.4%	20 bp	11.2%
Cornerstone	$11,028	(23)%	$14,255	$39,820	16%	$34,305
As a percentage of Cornerstone net sales	4.0%	(150 bp)	5.5%	4.8%	50 bp	4.3%
HSNi	$78,137	(4)%	$80,985	$241,313	8%	$222,835
As a percentage of HSNi net sales	9.0%	(70 bp)	9.7%	9.3%	30 bp	9.0%
HSNi's Adjusted EBITDA in the third quarter of 2015 decreased 4%, or $2.8 million, and was 9.0% of net sales compared to 9.7% in the prior year. The decrease was primarily driven by the 70 basis point decrease in the gross profit margin rate, partially offset by the 3% growth in net sales. Operating expenses as a percent of net sales (excluding non-cash charges) were 26.4%, consistent with the prior year.
HSNi's Adjusted EBITDA in the nine months ended September 30, 2015 increased 8%, or $18.5 million, and was 9.3% of net sales compared to 9.0% in the prior year. The increase was primarily due to the 5% growth in net sales and 30 basis point improvement in gross profit margin rate. Operating expenses as a percent of net sales (excluding non-cash charges and a $3.2 million charge associated with the planned closure of one of HSN's distribution centers) were 27.1%, consistent with the prior year.
HSN
HSN's Adjusted EBITDA in the third quarter of 2015 increased 1%, or $0.4 million, and was 11.4% of net sales compared to 11.5% in the prior year. The increase in Adjusted EBITDA was due to the 2% growth in net sales, offset by a 50 basis point decrease in gross profit margin rate and a 1% increase in operating expenses (excluding non-cash charges). The increase in operating expenses was primarily due to higher bad debt expense and employee-related costs, partially offset by lower on-air distribution costs.
HSN's Adjusted EBITDA for the nine months ended September 30, 2015 increased 7%, or $13.0 million, and was 11.4% of net sales compared to 11.2% in the prior year. The increase was due to the 5% growth in net sales and 10 basis point improvement in gross profit margin rate, partially offset by a 5% growth in operating expenses (excluding non-cash charges and a $3.2 million charge associated with the planned closure of its Virginia distribution center). The increase in operating expenses was primarily related to employee-related costs, media spend for direct-response television marketing and bad debt expense.
Cornerstone
Cornerstone's third quarter Adjusted EBITDA decreased 23%, or $3.2 million, and was 4.0% of net sales compared to 5.5% in the prior year. The decrease was primarily due to the 140 basis point decrease in the gross profit margin rate and the increase in operating expenses. Operating expenses as a percent of net sales (excluding non-cash charges) increased 10 basis points to 33.0%.
Cornerstone's Adjusted EBITDA for the nine months ended September 30, 2015 increased 16%, or $5.5 million, primarily due to strong performance at Garnet Hill. Adjusted EBITDA was 4.8% of net sales compared to 4.3% in the prior year which was due to the 70 basis point improvement in gross profit margin rate, partially offset by the 20 basis point increase in operating expenses as a percent of net sales (excluding non-cash charges and the $3.1 million CPSC settlement). Operating expenses as a percentage of net sales increased primarily due to higher employee-related and consulting costs, offset by improved catalog cost leverage.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
HSN	$56,195	—%	$56,172	$164,649	5%	$156,810
As a percentage of HSN net sales	9.5%	(20 bp)	9.7%	9.3%	-	9.3%
Cornerstone	$1,638	(83)%	$9,796	$20,897	14%	$18,393
As a percentage of Cornerstone net sales	0.6%	(320 bp)	3.8%	2.5%	20 bp	2.3%
HSNi	$57,833	(12)%	$65,968	$185,546	6%	$175,203
As a percentage of HSNi net sales	6.7%	(120 bp)	7.9%	7.2%	10 bp	7.1%
NM = not meaningful
HSNi's operating income in the third quarter of 2015 decreased 12%, or $8.1 million, and was 6.7% of net sales compared to 7.9% in the prior year. The decrease was due to the 70 basis point decline in gross profit margin rate and increase in operating expenses. Operating expenses as a percent of net sales increased primarily due to the $5.0 million intangible asset impairment charge, an increase of $2.0 million for HSN's bad debt expense and increases in employee-related and digital marketing costs, partially offset by lower on-air distribution cost at HSN.
HSNi's operating income in the nine months ended September 30, 2015 increased 6%, or $10.3 million, and was 7.2% of net sales compared to 7.1% in the prior year. The increase was driven by the 5% growth in net sales and 30 basis point improvement in gross profit margin rate, offset by an increase in operating expenses. Operating expenses as a percent of net sales increased primarily due to a $5.9 million increase in bad debt expense, $5.0 million intangible asset impairment charge, an increase in employee-related costs, an increase in media spend related to HSN's direct-response television marketing and a $3.2 million charge associated with the closure of one of HSN's distribution centers, offset by the $3.1 million CPSC settlement at Cornerstone in the prior year and lower on-air distribution costs at HSN.
Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Change	2014	2015	Change	2014
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$35	(30)%	$50	$111	(32)%	$163
Interest expense	(4,098)	118%	(1,883)	(11,352)	106%	(5,506)
Total other expense, net	$(4,063)	122%	$(1,833)	$(11,241)	110%	$(5,343)
As a percentage of HSNi net sales	0.5%	30 bp	0.2%	0.4%	20 bp	0.2%

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

HSNi executed an interest rate swap with a notional amount of $187.5 million that took effect on January 31, 2014 with a maturity date of April 2017. The interest rate swap effectively fixes the floating LIBOR-based interest on $187.5 million of the outstanding term loan (under both credit agreements) resulting in a fixed rate of 2.3525% (based on HSNi's leverage ratio as of September 30, 2015). See Note 7 to Notes of Consolidated Financial Statements for further information.

Interest expense for the three and nine months ended September 30, 2015 increased $2.2 million and $5.9 million, respectively. The increase in interest expense compared to the prior year is due to a higher outstanding debt balance and the write-off of $0.5 million of deferred financing fees in the first quarter of 2015 related to the prior credit agreement.
Income Tax Provision
For the three and nine months ended September 30, 2015, HSNi recorded a tax provision of $19.6 million and $64.8 million, respectively, which represents effective tax rates of 36.4% and 37.2%. For the three and nine months ended September 30, 2014, HSNi recorded a tax provision of $24.6 million and $65.2 million, respectively, which represents an effective tax rate of 38.4%. The change in the effective tax rate for the nine month periods was primarily due to the non-deductibility of the $3.1 million settlement with the CPSC recognized in the first quarter of 2014 and the impact of state income taxes. The annual effective rate for 2015 is estimated to be approximately 37%.
Liquidity and Capital Resources
As of September 30, 2015, HSNi had $63.2 million of cash and cash equivalents compared to $160.0 million as of December 31, 2014 and $93.1 million as of September 30, 2014.
Net cash provided by operating activities for the nine months ended September 30, 2015 was $104.9 million compared to $28.2 million in the prior year, an increase of $76.7 million. The increase is primarily due to changes in working capital, including accounts receivable and inventories. Collections of accounts receivable increased in 2015 compared to the prior year due to the higher outstanding balance at the end of 2014 driven by the fourth quarter's sales growth and increased customer utilization of HSN's Flexpay program in the fourth quarter of 2014. The decrease in cash used for inventories was primarily due to lower inventory purchases in 2015 at HSN as compared to the prior year when it was normalizing its inventory levels. Additionally, there was an increase in cash used for income tax payments due to the timing of earnings and temporary tax differences.
Net cash used in investing activities for the nine months ended September 30, 2015 was $46.7 million and was related to capital expenditures primarily for investments in our distribution centers, including our warehouse automation project, information technology, digital commerce and infrastructure.
Net cash used in financing activities for the nine months ended September 30, 2015 was $155.1 million and was primarily related to the funding of HSNi's capital return plan. HSNi paid a special cash dividend of $10.00 per common share in February 2015 and quarterly cash dividends totaling $1.05 per common share in the first nine months of 2015, representing aggregate payments of $579.5 million. HSNi also paid $52.1 million for approximately 819,000 shares of common stock repurchased during the nine months ended September 30, 2015. HSNi borrowed $700 million under the Credit Agreement to repay the $228.1 million term loan that was outstanding under the prior credit agreement and to fund the payment of the special cash dividend. Additionally, HSNi had a cash inflow of $14.8 million from stock option proceeds that was offset by a cash outflow of $15.3 million used to cover withholding taxes for stock-based awards. HSNi also had $11.9 million of excess tax benefits from stock-based awards.

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
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $15.4 million as of September 30, 2015. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of September 30, 2015, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $534.6 million.
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
Effective January 27, 2015, HSNi's Board of Directors authorized a new 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the nine months ended September 30, 2015, HSNi repurchased approximately 819,000 shares of common stock at a cost of $52.1 million, or an average cost of $63.57 per share. As of September 30, 2015, approximately 3.2 million shares remain authorized for repurchase under the program.
HSNi anticipates it will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2015 are planned at approximately $60 million to $65 million and primarily relate to investments in our distribution centers, including our warehouse automation project; information technology; and digital commerce. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.
In the third quarter of 2015, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. The dividend will be paid on December 16, 2015 to HSNi's record holders as of December 2, 2015.
Contractual Obligations and Commercial Commitments
As a result of entering into the Credit Agreement in January 2015 (as discussed in Note 6 of the Notes to the Consolidated Financial Statements), certain contractual obligations of HSNi (including long-term debt and interest on debt) have changed from the amounts disclosed in the Company's Form 10-K for the year ended December 31, 2014. The following table presents HSNi’s long-term debt and related interest obligations as of September 30, 2015:

	Payments Due by Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities (a)	$700,000	$18,750	$59,375	$621,875	$—
Interest on debt (a)(b)	49,717	13,287	22,640	13,790	—
Total contractual obligations	$749,717	$32,037	$82,015	$635,665	$—

(a)	Long-term debt and related interest are based on HSNi's debt that was outstanding as of September 30, 2015 under its $1.25 billion Credit Agreement.

(b)	Includes interest on variable rate debt estimated using the rate in effect as of September 30, 2015, net of the impact of the interest rate swap.
Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2015 and December 31, 2014, HSNi’s outstanding long-term debt was $700.0 million and $228.1 million, respectively, all of which pays interest at a variable rate, generally tied to LIBOR. Changes in interest rates on our variable rate debt could affect our earnings. We are managing our future interest rate exposure through an interest rate swap with a notional amount of $187.5 million and a fixed rate of 0.8525% that took effect January 2014 with a maturity date of April 2017. See Note 7 of Notes to Consolidated Financial Statements for further information of the interest rate swap. A hypothetical 100 basis point increase in interest rates on the portion of our variable rate debt that was outstanding as of September 30, 2015 and that was not effectively hedged by the fixed-rate interest rate swap would increase our annual interest expense by approximately $5.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2015. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Below is a summary of our common stock repurchases during the third quarter of 2015:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	3,722,449
August 1, 2015 - August 31, 2015	526,416	$62.37	526,416	3,196,033
September 1, 2015 - September 30, 2015	15,000	$59.86	15,000	3,181,033
	541,416	$62.30	541,416

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014, (iii) Consolidated Balance Sheets as of September 30, 2015, December 31, 2014 and September 30, 2014, (iv) Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2015 and Year Ended December 31, 2014, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2015	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)