Form 10-K
period 2015-12-31
HSN, Inc.
filed 2016-02-24
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-K
 ______________________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates as of June 30, 2015 (the registrant’s most recently completed second fiscal quarter), was $2,270,612,809 (based on a closing price of $70.19 per share for the registrant’s common stock on the NASDAQ Global Select Market).
As of February 23, 2016, the registrant had 52,276,850 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2015 fiscal year end are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
HSN is an interactive entertainment and lifestyle retailer offering a curated assortment of exclusive products and top brand names to its customers primarily through television home shopping programming on the HSN television networks and other direct-response television marketing, through its business-to-consumer digital commerce sites HSN.com and joymangano.com, through mobile applications, through its outlet stores and through its wholesale distribution of certain proprietary products to other retailers. HSN incorporates entertainment, inspiration and personalities to provide an entirely unique shopping experience.
Cornerstone is comprised of interactive, aspirational home and apparel lifestyle brands, including Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith. Cornerstone operates seven separate digital sales sites, distributes approximately 331 million catalogs annually and operates 14 retail and outlet stores.
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
History
HSNi’s predecessor company began broadcasting television home shopping programming from its studios in St. Petersburg, Florida in 1981 and, by 1985, was broadcasting this programming through a national network of cable and local television stations 24 hours a day, seven days a week. The company continued to broaden its national distribution network through a combination of cable, satellite and broadcast systems and, as of December 31, 2015, the HSN television networks reached approximately 93.7 million residential homes in the United States.
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
HSNi regularly assesses its businesses in an effort to continuously strengthen its product and brand portfolio. In April 2012, it acquired Chasing Fireflies, LLC, a leading direct-to-consumer premium children's and family's lifestyle brand. This was followed by the divestitures of Smith+Noble, a brand specializing in window treatments, in May 2012 and The Territory Ahead, a brand specializing in casual apparel for men and women, in July 2012.
What We Do
HSNi markets and sells a wide range of third party and proprietary private label merchandise directly to consumers through HSN, which includes the HSN television networks and digital platforms, including mobile, as well as through Cornerstone’s portfolio of catalogs and digital platforms, including mobile.

HSNi is committed to providing customers with an evolving variety of quality products and from brands that resonate with its customers. Products offered through HSN include jewelry, fashion (apparel & accessories), beauty & health (beauty, wellness and fitness), and home & other (including home, electronics, culinary and other). Featured products include proprietary label products and third party-branded products, some of which are produced exclusively for HSN, as well as merchandise generally available through other retailers. Cornerstone primarily offers home and outdoor furnishings, in addition to women and children's apparel, with the majority produced exclusively for its Cornerstone brands.
HSN
Overview
HSN includes the HSN television networks and other direct-response television marketing; its related website, HSN.com; its mobile applications, a limited number of outlet stores and its wholesale distribution of certain proprietary products to other retailers. The HSN television network broadcasts customer interactive home shopping programming 24 hours a day, seven days a week. HSN2, which debuted in August 2010, is a network that primarily distributes taped programming. HSN’s programming is intended to promote sales and customer loyalty through a combination of product quality, value and selection, coupled with product information, entertainment and interactive experiences. Programming is divided into separately televised segments, most of which have hosts who present and convey information regarding featured products, sometimes with the assistance of a celebrity, industry expert, representative from the product vendor or someone retained to aid in the sale of the products. HSN also produces entertainment such as live concerts to entertain and engage with customers and promote certain products. HSN.com is a business-to-consumer digital commerce site that sells all of the merchandise offered on the HSN television networks, together with complementary products and select merchandise sold exclusively on HSN.com. HSN provides seamless experiences across all digital platforms and optimizes each unique platform by delivering exclusive content both at HSN.com and on mobile phones and tablets, including the iPad, iPhone, Android and Windows devices. The HSN strategy is to create immersive experiences, offer differentiated products and leverage technology to build seamless relationships with its customers across all of its platforms. HSN fosters social communities as part of the HSN experience to encourage customers to share their product finds, thoughts and reviews with their friends via Facebook, Twitter, Pinterest and Instagram.
Reach
HSN produces both live and recorded programming for the HSN television network primarily from its studios in St. Petersburg, Florida, and distributes this programming by means of satellite uplink facilities, which it owns and operates, to a satellite transponder which service is leased for a multi-year term. The satellite transponder agreement provides for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite.

As of December 31, 2015 and 2014, the HSN's live broadcast reached approximately 93.7 million and 95.0 million homes of the approximately 113.3 million and 113.8 million homes, respectively, in the United States with a television set. Television households reached by the HSN television network as of December 31, 2015 and 2014 primarily include approximately 63.5 million and 64.3 million households capable of receiving cable and/or telephone company ("Telco") transmissions, respectively, and approximately 30.1 million and 30.7 million direct broadcast satellite system ("DBS") households, respectively. As of December 31, 2015 and 2014, HSN2 reached approximately 49.8 million and 34.2 million homes, respectively. Television households reached by HSN2 as of December 31, 2015 and 2014 primarily include approximately 38.3 million and 22.1 million households capable of receiving cable and/or Telco transmissions, respectively, and approximately 11.5 million and 12.1 million DBS households, respectively.

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

HSN’s larger pay television operators include Comcast, AT&T/DirecTV, Echostar/DISH and Time Warner Cable.

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
HSN typically negotiates agreements that require HSN to pay monthly or annual fees. Distribution and affiliation agreements with pay television operators expire from time to time and renewal and negotiation processes may be lengthy. At any given time in the ordinary course of business HSN is likely to be engaged in renewal and/or negotiation processes with multiple pay television operators. In some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television networks continue to be carried by the relevant pay television operator without an effective affiliation agreement in place or via month-to-month contracts. HSN expects that any extension of agreements that have expired will be on terms that, when taken as a whole, are commercially reasonable.
Broadcast Television Distribution
As of December 31, 2015, HSN also had affiliation agreements with 87 broadcast television stations for leased carriage of the HSN television networks with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates or commissions based on a percentage of the net merchandise sales to their viewership bases. HSNi’s subsidiary, Ventana Television, Inc. also owns 25 broadcast television stations that carry the HSN television networks on a full-time basis.
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
Digital Distribution
HSN has applications for the iPhone, iPad, Android and Windows devices. These applications are highly video-centric, customized experiences that allow users to order merchandise, stream live video from HSN and watch previously-aired content from the network’s video library while simultaneously browsing related products. Among other things, these applications also allow customers to create their own personalized channels, select their favorite brands or categories of merchandise and compile videos focused on these preferences. Mobile devices represent our fastest growing sales channel.

Cornerstone

Cornerstone consists of a portfolio of aspirational home and apparel brands, prominent in the direct marketing and retail space, including catalog distribution and related websites. Although there is some overlap in the product offerings, the home brands are comprised of Frontgate, Ballard Designs, Grandin Road and Improvements. The apparel brands are comprised of Garnet Hill, TravelSmith and Chasing Fireflies. There are also 14 retail and outlet stores located throughout the United States.

Frontgate features premium, high quality indoor (including bed, bath, kitchen, dining and living room) and outdoor (including patio, garden and pool) furnishings and accessories. Ballard Designs features European‑inspired bed, bath, dining, outdoor and office furnishings and accessories, as well as rugs, shelving and architectural accents for the home. Grandin Road offers an affordable style assortment of products ranging from occasional furniture, accessories, holiday décor and outdoor furniture and Improvements features thousands of innovative home, patio and outdoor products.
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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2015 of approximately 331 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.
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
Supply
HSN and Cornerstone purchase products from numerous foreign and domestic manufactures and importers by way of short- and long-term contracts and purchase orders, including products made to their respective specifications, as well as name brand merchandise and lines from third party partners, typically with certain exclusive rights. The terms of these contracts and purchase orders vary depending upon the underlying products, the retail channel in which the products will ultimately be sold and the method of sale. In some cases, these contracts provide for the payment of additional amounts to partners in the form of commissions, the amount of which is based upon the achievement of agreed upon sales targets, among other milestones. In addition, in the case of some purchases, HSNi may have certain return, extended payment and/or termination rights. The mix and source of products generally depends upon a variety of factors, including price and availability, and HSNi manages inventory levels through periodic, ongoing analyses of anticipated and current sales. No single vendor accounted for more than 10% of HSNi’s consolidated net sales in 2015, 2014 or 2013.
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

HSN's credit card program offers eligible customers a private label credit card. All cardholders receive certain rewards and benefits which are designed to recognize and promote client loyalty. HSN designs, executes and administers marketing programs to promote usage of the card to current and potential customers. These marketing programs are funded largely by the sponsoring bank. Typically, customers using the HSN private label credit card shop with HSN more frequently, as well as spend more money per visit, than customers not using the card. In addition to fostering greater customer loyalty and driving more sales, HSN also saves on interchange fees that it would incur if its customers used third-party cards. Purchases made through the private label credit card represented 34%, 31% and 28% of HSN's business in 2015, 2014 and 2013, respectively.
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
HSNi allows the customer to pay using traditional payment options (credit and certain debit cards), as well as evolving payment alternatives such as PayPal and VISA Checkout. HSNi also offers other payment options including private label and co-branded credit cards and, in the case of HSN, Flexpay. By utilizing Flexpay, customers may pay for select merchandise in two to six interest-free, monthly credit or debit card payments. HSN also offers its customers the convenience of ordering products under its Autoship program, through which customers may arrange to have products automatically shipped and billed at scheduled intervals. Standard and express shipping options are available and customers may generally return most merchandise for a full refund or exchange in accordance with applicable return policies (which vary by brand and business). Returns generally must be received within specified time periods after purchase, ranging from a minimum of thirty days to a maximum of one year, depending upon the applicable policy.
HSNi seeks to fulfill customer orders and process returns quickly and accurately from a network of fulfillment centers. For HSN, these centers are located in Tennessee, California, Virginia and New York, and for Cornerstone, the fulfillment centers are located in Ohio and Arizona. As part of its its supply chain optimization initiative, HSNi will be consolidating two of its fulfillment centers in 2016, resulting in the closure of the Virgina facility and transfer of its operations to its Tennessee fulfillment center. HSNi contracts with several third party carriers and other fulfillment partners for the delivery of products to its customers and processing of returns.
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
Employees
As of January 19, 2016, HSNi employed approximately 6,600 employees. No HSNi employees are represented by unions or other similar organizations and HSNi considers its relations with its employees to be good.
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

We operate in a rapidly evolving and highly competitive retail business environment. We have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as QVC and EVINE, infomercial retailers, internet retailers, and mail-order and catalog companies. Many of our current and potential competitors are larger, have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

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
We are dependent upon the pay television operators with whom we enter into distribution and affiliation agreements to carry the HSN television networks. We currently have contracts with many local and national pay television operators to distribute HSN television programming. Some of HSN’s larger pay television operators include Comcast, AT&T/DirecTV, Echostar/DISH and Time Warner Cable. The two largest pay television operators represent 49% of our subscribers. The cessation of carriage of the HSN television networks by a major pay television operator or a significant number of smaller pay television operators for a prolonged period of time could adversely affect our business, financial condition and results of operations. Additionally, the continued consolidation of the pay television operator industry could cause us to lose leverage when negotiating new agreements. While we believe that we will be able to continue to successfully manage the distribution process in the future, certain changes in distribution levels, as well as increases in fees payable for carriage, could occur notwithstanding these efforts.
We typically seek to enter into long-term distribution and affiliation agreements with these major pay television operators; however, in some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television networks continue to be carried by the relevant pay television operator without an effective agreement in place. We currently provide service to approximately 50% of our total subscribers pursuant to month-to-month contracts or contracts that have expired. In addition, another 33% of our total subscribers are represented by contracts that expire within one year. Renewal and negotiation processes with pay television operators are typically lengthy. No assurance can be given that we will be successful in negotiating renewals with all these operators or that the financial and other terms of renewal will be on acceptable terms. The failure to successfully renew or negotiate new distribution and affiliation agreements covering a material portion of the existing cable and satellite households on acceptable terms could adversely affect our growth, sales revenue and earnings.

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
We are dependent, in part, upon the continued ability of HSN to compete effectively for television viewers. Effectively competing for television viewers is dependent, in substantial part, on the ability of HSN to secure placement of the HSN television networks within a suitable programming tier and to effectively compete against others for the leisure and entertainment time of consumers. The advent of digital compression technologies and the adoption of digital cable has resulted in increased channel capacity. In addition, there are now more programming options available to the viewing public in the form of new television networks and alternative distribution platforms and time-shifted viewing options (e.g., personal video recorders, video-on-demand, interactive television and streaming video over broadband internet connections as well as increased access to various media through wireless devices). These have the potential to reduce the viewing of our content. New technologies have been and will continue to be developed that increase the number of entertainment choices available and the manners in which they are delivered. Our failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse impact on our competitive position, business and results of operations.

A prolonged or permanent inability to broadcast the HSN television networks would result in lost customers and lost sales.
Our success is dependent upon the continued ability of HSN to transmit the HSN television networks to broadcast and pay television operators from its satellite uplink facilities, which transmission is subject to the Federal Communications Commission (“FCC”) compliance. HSN has entered into a satellite transponder agreement to provide for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite. Any such disruption could have a material adverse effect on our competitive position, business and results of operations.
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
In the processing of consumer transactions, we receive, transmit and store a large volume of personally identifiable information and other user data. The sharing, use, disclosure and protection of this information are governed by the privacy and data security policies maintained by us. Moreover, there are federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. As a merchant who accepts credit and debit cards, we are subject to heightened payment card industry standards. These standards primarily pertain to the processes and procedures for secure storage of customer data. Failure to comply with these standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.
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
We could be subject to additional sales tax, property tax or unclaimed property liabilities.
Federal and state law governs the imposition of obligations related to sales tax, property tax and unclaimed property. An unfavorable change in these laws or a successful assertion by one or more states may result in material liabilities including penalties and interest.
The imposition of obligations to collect state and local sales tax with respect to sales from out-of-state retailers is restricted by U.S. Supreme Court decisions as well as state law.  As a result, approximately 34% of our revenue is not currently subject to sales tax or its equivalent. However, an increasing number of states have adopted or are considering laws that attempt to impose obligations on out-of-state retailers to collect sales tax on their behalf.  Congress is also considering legislation allowing states to require out-of-state sellers to collect sales and use taxes.  It is not possible to predict with any degree of certainty the outcome of these initiatives or the impact of these initiatives on our business and marketing strategies that we are considering or may consider in the future.

An unfavorable change in the U.S. Supreme Court guidance related to sales tax, or a successful assertion by one or more states may result in material tax liabilities, interest and penalties.  A change in state or federal laws, or our business model, business strategy, or marketing initiatives may require us to collect sales tax on transactions in which we do not currently collect such tax.  These developments, should they occur, may result in a decrease in future sales, may decrease our ability to compete, or otherwise harm our business.

Increased delivery costs, particularly if we are unable to offset them by increasing prices without a detrimental effect on customer demand, and the extent to which we offer shipping promotions to our customers, could adversely impact our profits.
We are impacted by increases in shipping rates charged by various shipping vendors relating to the procurement of merchandise from vendors and manufacturers, the shipment of merchandise to customers and the mailing of catalogs, which over the past few years have experienced volatility in comparison to historical levels. Variations in the mix and quantity of products we sell impact the cost to ship our products as do the shipping promotions we frequently offer to drive revenues. We currently expect that shipping and postal rates will continue to increase as well as the trend towards free shipping in the direct-to-consumer marketplace. In the case of deliveries to customers, we believe we have negotiated favorable shipping rates, which increase at agreed upon levels over time, with one independent, third party shipping company pursuant to a long-term contract. If this relationship were to terminate or if the shipping company was unable to fulfill its obligations under the contract for any reason, particularly during peak shipping seasons, we would have to work with other shipping companies to deliver merchandise to customers, which could be at less favorable rates and could cause a disruption in our business. A significant increase in shipping promotions as well as any increase in shipping rates and related fuel and other surcharges passed on to us by our shipping company may adversely impact profits given that we may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand.
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
It is possible that one or more of our larger vendors could experience financial difficulties, including bankruptcy, or otherwise could elect to cease doing business with us. While we have periodically experienced the loss of a major vendor, if a major vendor or a number of our current larger vendors ceased doing business with us, or did not perform consistently with past practice, this could materially and adversely impact our sales and profitability.
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
HSNi owns its corporate headquarters in St. Petersburg, Florida, which consist of approximately 600,000 square feet of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for HSN. HSN owns its fulfillment center in Piney Flats, Tennessee. HSN leases its fulfillment centers in Fontana, California; Roanoke, Virginia; Ronkonkoma, New York and Greeneville, Tennessee; as well as five outlet stores and other properties in various locations in the United States for administrative offices and data centers pursuant to leases that expire in 2016 through 2026. In 2015, HSNi announced it will be closing its distribution center in Roanoke, Virginia and intends to exit the facility at the end of its lease term in April 2017. Cornerstone owns an office and storage facility in Franconia, New Hampshire. Cornerstone leases its fulfillment centers in West Chester, Ohio; Monroe, Ohio and Phoenix, Arizona. It also leases other properties consisting of administrative offices, 15 retail stores and outlets, and photo centers in various locations throughout the United States, all pursuant to leases with expiration dates ranging from 2016 to 2026.

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

	Sales Price
Fiscal 2015	High	Low	Dividends
Fourth Quarter	$63.44	$49.43	$0.35
Third Quarter	$75.43	$57.17	$0.35
Second Quarter	$71.46	$61.74	$0.35
First Quarter	$79.80	$64.13	$10.35	(a)
Fiscal 2014
Fourth Quarter	$77.82	$59.67	$0.35
Third Quarter	$62.32	$54.40	$0.25
Second Quarter	$61.40	$52.93	$0.25
First Quarter	$62.59	$53.00	$0.25

(a) In January 2015, our Board of Directors approved a special cash dividend of $10.00 per share payable February 19, 2015 to shareholders of record as of February 9, 2015.

In February 2016, our Board of Directors approved a quarterly cash dividend of $0.35 per share payable March 23, 2016 to shareholders of record as of March 9, 2016. We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past quarterly declaration. However, any determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. Our credit agreement limits the amount of and our ability to pay cash dividends.

Holders
As of January 26, 2016, there were approximately 1,400 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.

Issuer Purchases of Equity Security
On September 27, 2011, our Board of Directors authorized us to repurchase up to 10 million shares of our common stock. In July 2014, HSNi completed the 10 million share repurchase program at an aggregate cost of $451.0 million, representing an average cost of $45.10 per share.
On January 27, 2015, our Board of Directors authorized a new share repurchase program allowing us to repurchase up to 4 million shares of our common stock, principally to offset dilution related to HSNi's equity compensation programs. Under the terms of the share repurchase program, HSNi will repurchase its common stock from time to time through privately negotiated or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The timing of any repurchases and actual number of shares repurchased will depend on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under the company’s debt obligations and other market and economic conditions. The repurchase program may be suspended or discontinued by HSNi at any time.

During the quarter ended December 31, 2015, we repurchased approximately 0.1 million shares at an average price of $50.05 per share. Below is a summary of our common stock repurchases during the fourth quarter of 2015, as well as the number of shares still available for purchase as of December 31, 2015:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2015 - October 31, 2015	—	$—	—	3,181,033
November 1, 2015 - November 30, 2015	72,157	$50.12	72,157	3,108,876
December 1, 2015 - December 31, 2015	56,651	$49.97	56,651	3,052,225
	128,808		128,808
Performance Graph
The graph depicted below compares the five-year performance of our common stock with the cumulative total return on the Russell 2000 Index, the S&P Retail Select Industry Index and the S&P 500 Retailing Index from December 31, 2010 through December 31, 2015. In 2015 the Company switched from using the S&P 500 Retailing Index (consists of approximately 30 constituent companies with a $12.6 billion median market capitalization) to the S&P Retail Select Industry Index (consists of approximately 100 constituent companies with a $2.3 billion median market capitalization) for its peer group comparison to provide a broader, more diverse assortment of retail companies. This change was intended to more closely align the industry peer group with the Company’s market capitalization and to include more of the peer companies used for compensation purposes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
HSN, Inc.
Russell 2000 Index
S&P 500 Retailing Index
S&P Retail Select Industry Index

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
HSN, Inc.	100.00	118.72	182.67	209.58	260.28	204.87
Russell 2000 Index	100.00	95.82	111.49	154.78	162.35	155.18
S&P 500 Retailing Index	100.00	104.33	131.90	191.96	213.33	267.97
S&P Retail Select Industry Index	100.00	109.89	132.83	189.46	208.83	190.83

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data for HSNi. The information in this table is not necessarily indicative of future performance and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$3,690,575	$3,587,995	$3,403,983	$3,266,739	$3,069,356
Operating income	284,034	284,609	282,654	258,744	239,042
Income from continuing operations	169,239	172,984	178,449	136,497	127,652
Net income (a)	169,239	172,984	178,449	130,675	123,070
Income from continuing operations per share:
Basic	$3.22	$3.28	$3.33	$2.42	$2.18
Diluted	$3.16	$3.23	$3.25	$2.36	$2.10
Net income per share:
Basic	$3.22	$3.28	$3.33	$2.32	$2.10
Diluted	$3.16	$3.23	$3.25	$2.25	$2.03
Shares used in computing earnings per share:
Basic	52,627	52,736	53,640	56,314	58,636
Diluted	53,505	53,633	54,857	57,956	60,689
Dividends declared per common share	$11.40	$1.10	$0.79	$0.555	$0.125

Balance Sheet Data (end of period) (b):
Working capital	$329,182	$407,654	$361,386	$357,265	$481,599
Total assets	1,341,463	1,399,526	1,308,162	1,304,349	1,370,671
Total debt, including current maturities	640,000	228,126	240,625	250,000	239,111
Other long-term liabilities, including deferred income taxes	65,155	72,698	74,845	67,385	77,645

(a)	Loss from discontinued operations for the periods presented includes the income and losses for The Territory Ahead and Smith+Noble, two brands sold by Cornerstone in 2012.
(b)
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. In 2015, we adopted this standard retrospectively and reclassified all of our current deferred tax assets to noncurrent deferred tax assets on our consolidated balance sheet data for all periods presented. As a result of the reclassifications, current deferred tax assets were netted with noncurrent deferred tax liabilities for all periods presented.

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
Management Overview
HSNi offers innovative, differentiated retail experiences and markets and sells a wide range of third party and proprietary merchandise directly to consumers through its two operating segments, HSN and Cornerstone. HSN's business platforms include (i) the television home shopping programming broadcast on the HSN television networks; (ii) the HSN.com and joymangano.com websites; (iii) mobile applications; (iv) outlet stores; (v) direct-response television marketing; and (vi) wholesale distribution of certain proprietary products to other retailers. Cornerstone's business platforms include (i) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (ii) websites, consisting primarily of the seven branded websites operated by Cornerstone; (iii) retail and outlet stores; and (iv) mobile devices.
Sources of Revenue
HSN revenue includes merchandise sales originating from the live television broadcasts of its programming 24 hours per day, seven days a week; HSN2, a network that primarily distributes taped programming; the HSN.com and joymangano.com websites; mobile handheld devices; outlet stores; direct-response television marketing; and wholesale distribution of certain proprietary products to other retailers. HSN also sells merchandise through its "Autoship" program under which customers receive scheduled merchandise shipments according to a pre-determined calendar.
Cornerstone sells private label and third party merchandise through its assortment of catalogs, digital sites and retail and outlet stores. Cornerstone consists of the brands of Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith. Cornerstone is critically assessing its brand portfolio which could result in the divestiture of underperforming, less strategic brands.
Products
HSNi sells a wide array of merchandise across its various channels of distribution. HSN merchandise categories primarily consist of jewelry, fashion (apparel & accessories), beauty & health (beauty, wellness and fitness), and home & other (including home, electronics, culinary and other). HSN manages its product mix to provide a balance between satisfying existing customer demand, generating interest from potential viewers and customers, providing new merchandise to its viewership and maximizing airtime and internet efficiency. Cornerstone merchandise categories generally consist of home and outdoor furnishings and apparel & accessories.
HSNi management believes that merchandise diversification, combined with an interactive multi-channel distribution strategy, appeals to a broader segment of potential customers and is an important part of its overall business strategy. HSNi is continually developing new merchandise offerings from existing, potential and future suppliers, to supplement its existing product lines.

Results of Operations
Net Sales
Net sales primarily relate to the sale of merchandise, including shipping and handling fees, and are reduced by incentive discounts and actual and estimated sales returns. Sales taxes collected are not included in net sales. Digital sales include sales placed through our digital websites and our mobile applications, including tablets and smart phones.
Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSNi’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions.

	Year Ended December 31,
	2015	Change	2014	Change	2013
	(Dollars in thousands)
HSN	$2,542,107	3%	$2,476,088	7%	$2,312,382
Cornerstone	1,148,468	3%	1,111,907	2%	1,091,601
Total HSNi net sales	$3,690,575	3%	$3,587,995	5%	$3,403,983

HSNi net sales in 2015 increased 3%, or $102.6 million, due to 3% sales growth at HSN and 3% sales growth at Cornerstone. Digital sales grew 7% with penetration increasing 200 basis points to 50.0%, up from 48.0% in the prior year. The number of units shipped in 2015 increased 1% to 64.3 million and the average price point increased 1% to $64.03.
HSNi net sales in 2014 increased 5%, or $184.0 million, due to 7% sales growth at HSN and 2% sales growth at Cornerstone. Digital sales grew 9% with penetration increasing 150 basis points to 48.0%, up from 46.5% in the prior year. The number of units shipped in 2014 increased 4% to 63.6 million and the average price point increased 1% to $63.24.
HSN

HSN net sales in 2015 increased 3%, or $66.0 million. Sales grew in Home & Other and Fashion, offset by lower sales in Jewelry. Within Home & Other, sales increased in electronics, partially offset by lower sales in home. Strength in electronics was driven by partnerships with key brands while jewelry sales continued to be pressured this year as we repositioned this business. Digital sales grew 8% with penetration increasing 200 basis points to 41.4%. The return rate decreased 60 basis points to 17.1% from 17.7% in the prior year primarily due to a shift from merchandise with historically higher return rates, such as jewelry, to merchandise with lower return rates, such as electronics. Units shipped in 2015 increased 3% to 49.8 million. The average price point decreased 1% to $58.61. Sales from HSN's wholesale business increased in 2015 driven by an expanded product assortment sold to additional retail stores. Overall, the wholesale business represented 1% of HSN's net sales.

HSN net sales in 2014 increased 7%, or $163.7 million. Sales grew in all divisions except Jewelry with significant growth in the home category. Digital sales grew 14% with penetration increasing 240 basis points to 39.4%. The return rate decreased 110 basis points to 17.7% from 18.8% in the prior year primarily due to a shift from merchandise with historically higher return rates, such as jewelry, to merchandise with lower return rates, such as home. Units shipped in 2014 increased 5% to 48.4 million. The average price point increased 2% to $59.10 primarily due to a decrease in clearance sales.

During 2014, we recognized $5.0 million of revenue related to unused customer credits where we determined it was not probable we have an obligation to escheat the value of the credits under unclaimed property laws and the likelihood of redemption was considered remote (“breakage”). This was the first year in which we were able to estimate and recognize customer credit breakage and, therefore, it included the breakage revenue related to customer credits issued since inception of this program. While we expect to continue to recognize customer credit breakage in future periods, the amounts will be significantly less than in 2014 due to the one-time multi-year inclusion in 2014.

Divisional product sales mix at HSN is provided in the table below:

	Year Ended December 31,
	2015	2014	2013
Jewelry	8.5%	9.6%	11.6%
Fashion (apparel & accessories)	14.6%	14.0%	14.1%
Beauty & Health (including beauty, wellness and fitness)	27.3%	27.6%	28.6%
Home & Other (including home, electronics, culinary and other)	49.6%	48.8%	45.7%
Total	100.0%	100.0%	100.0%
Cornerstone

Cornerstone net sales in 2015 increased 3%, or $36.6 million. The increase in net sales was due to sales growth in the home brands and Garnet Hill, partially offset by lower sales in Chasing Fireflies and TravelSmith. Digital sales grew 6% with penetration increasing 200 basis points to 69.0%. The return rate was 13.1%, consistent with the prior year. Catalog circulation increased 2% to 330.6 million compared to the prior year.

Cornerstone net sales in 2014 increased 2%, or $20.3 million. The increase in net sales was driven primarily by sales growth in the home brands, partially offset by lower sales in the apparel brands, particularly Garnet Hill. Digital sales grew 3% with penetration increasing 60 basis points to 67.0%. The return rate increased 20 basis points to 13.1%. Catalog circulation increased 2% to 325.1 million compared to the prior year.

The brand mix at Cornerstone is provided in the table below:

	Year Ended December 31,
	2015	2014	2013
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	78.3%	76.5%	73.9%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith)	21.7%	23.5%	26.1%
Total	100.0%	100.0%	100.0%

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Year Ended December 31,
	2015	Change	2014	Change	2013
	(Dollars in thousands)
Gross profit:
HSN	$873,507	3%	$852,046	7%	$796,705
As a percentage of HSN net sales	34.4%	-	34.4%	(10 bp)	34.5%
Cornerstone	$441,056	5%	$421,016	(3)%	$433,110
As a percentage of Cornerstone net sales	38.4%	50 bp	37.9%	(180 bp)	39.7%
HSNi	$1,314,563	3%	$1,273,062	4%	$1,229,815
As a percentage of HSNi net sales	35.6%	10 bp	35.5%	(60 bp)	36.1%
bp = basis points

HSN
Gross profit for HSN in 2015 increased 3% or $21.5 million, while gross profit as a percentage of net sales was 34.4%, consistent with the prior year. There was an increase in net shipping expense driven by higher shipping promotions that was offset by higher product margins, both of which were impacted by product mix.

Gross profit for HSN in 2014 increased 7%, or $55.3 million, compared to the prior year. Gross profit as a percentage of net sales decreased 10 basis points to 34.4% primarily due to an increase in net shipping expense driven by higher shipping promotions and shipping costs, offset by lower clearance sales.

Cornerstone
Gross profit for Cornerstone in 2015 increased 5%, or $20.0 million, compared to the prior year. Gross profit as a percentage of net sales increased 50 basis points to 38.4% primarily due to improvement in overall product and shipping margins, particularly at Garnet Hill. The increases in the product and shipping margins were primarily due to lower promotional activity and selective price increases in the first half of the year.
Gross profit for Cornerstone in 2014 decreased 3%, or $12.1 million, compared to the prior year. Gross profit as a percentage of net sales decreased 180 basis points to 37.9% primarily due to increased promotional activity in response to competitive market conditions and higher liquidations and inventory reserves related to excess inventory positions.

Selling and Marketing Expense
Selling and marketing expense consists primarily of advertising and promotional expenditures, compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service, sales and merchandising, production and programming functions, on-air distribution costs and marketing partnership programs. Advertising and promotional expenditures primarily include catalog production and distribution costs and online marketing, including fees paid to search engines and third-party distribution partners.

	Year Ended December 31,
	2015	Change	2014	Change	2013
	(Dollars in thousands)
HSN	$420,273	2%	$410,977	5%	$392,715
As a percentage of HSN net sales	16.5%	(10 bp)	16.6%	(40 bp)	17.0%
Cornerstone	$325,578	4%	$312,430	3%	$303,079
As a percentage of Cornerstone net sales	28.3%	20 bp	28.1%	30 bp	27.8%
HSNi	$745,851	3%	$723,407	4%	$695,794
As a percentage of HSNi net sales	20.2%	-	20.2%	(20 bp)	20.4%
HSNi's selling and marketing expense in 2015 increased 3%, or $22.4 million, and was 20.2% of net sales, consistent with the prior year. HSNi's selling and marketing expense in 2014 increased 4%, or $27.6 million, and was 20.2% of net sales compared to 20.4% in the prior year.
HSN
HSN's selling and marketing expense in 2015 increased 2%, or $9.3 million, due to higher employee-related costs, primarily for wages and healthcare, media spend for direct-response television marketing and digital marketing. These increases were partially offset by the benefit of certain marketing partnerships in 2015 as well as lower on-air distribution costs. Selling and marketing expense was 16.5% of net sales compared to 16.6% in the prior year.
HSN's selling and marketing expense in 2014 increased 5%, or $18.3 million, primarily due to additional on-air distribution of HSN2, media spend for direct-response television marketing, higher net marketing expense and an increase in healthcare costs. Selling and marketing expense was 16.6% of net sales compared to 17.0% in the prior year due to the improved leverage of its fixed costs, particularly its on-air distribution and employee-related costs.
Cornerstone
Cornerstone's selling and marketing expense in 2015 increased 4%, or $13.1 million, and was 28.3% of net sales compared to 28.1% in the prior year. The increase was due to higher employee-related costs, primarily for wages and healthcare, catalog costs associated with a 2% increase in circulation and digital marketing costs.
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

	Year Ended December 31,
	2015	Change	2014	Change	2013
	(Dollars in thousands)
HSN	$170,242	7%	$159,208	3%	$154,434
As a percentage of HSN net sales	6.7%	30 bp	6.4%	(30 bp)	6.7%
Cornerstone	$71,018	15%	$61,904	10%	$56,344
As a percentage of Cornerstone net sales	6.2%	60 bp	5.6%	40 bp	5.2%
HSNi	$241,260	9%	$221,112	5%	$210,778
As a percentage of HSNi net sales	6.5%	30 bp	6.2%	-	6.2%
HSNi’s general and administrative expense in 2015 increased 9%, or $20.1 million, and was 6.5% of sales compared to 6.2% in the prior year. HSNi’s general and administrative expense in 2014 increased 5%, or $10.3 million, and was 6.2% of net sales consistent with the prior year.
HSN
HSN’s general and administrative expense in 2015 increased 7%, or $11.0 million, and was 6.7% of net sales compared to 6.4% in the prior year. The increase in expense was primarily due to an $8.7 million increase in bad debt expense as a result of changes in sales mix towards electronics, which typically result in higher write-offs of Flexpay receivables. The increase was also attributable to an increase of $6.4 million in severance costs, including $3.2 million accrued for the planned closure of HSN's Virginia distribution center and $2.0 million associated with a reorganization in the fourth quarter of 2015. These increases were partially offset by a $5.2 million decrease in performance-based incentive compensation.
HSN’s general and administrative expenses for 2015 include approximately $3.2 million related to the planned closure of its Roanoke, Virginia distribution center. The facility closure is planned to occur in 2016 as part of HSNi’s supply chain optimization initiative that will include the consolidation of two distribution centers and is designed to increase operational efficiencies and enhance customer service. As part of this initiative, HSNi will be expanding the capabilities of its Piney Flats, Tennessee distribution center through automation of the facility. HSNi expects to incur approximately $4 million to $5 million in total charges related to the closure of the Virginia facility. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives. We expect to realize the initial financial benefits associated with the supply chain optimization initiative, including labor and transportation savings, beginning in the second half of 2016. HSNi expects to utilize much of these savings to remain competitive in the marketplace, including initiatives to drive future sales growth and enhance customer service.
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
Cornerstone
Cornerstone’s general and administrative expense in 2015 increased 15%, or $9.1 million, and was 6.2% of net sales compared to 5.6% in the prior year. The increase in expense was primarily due to a $6.7 million intangible asset impairment charge; an increase in employee-related costs; and costs associated with its expanded retail strategy; offset by a $3.1 million charge related to a settlement in the prior year with the Consumer Product Safety Commission ("CPSC"). Cornerstone recognized a $6.7 million non-cash charge for the impairment of certain intangible assets associated with its 2012 acquisition of Chasing Fireflies. See Note 3 of Notes to Consolidated Financial Statements for further discussion of the impairment charge.
    Cornerstone’s general and administrative expense in 2014 increased 10%, or $5.6 million, and was 5.6% of net sales compared to 5.2% in the prior year. The increase in expense was primarily due to a $3.1 million settlement with the Consumer Product Safety Commission ("CPSC") and related legal fees.

Depreciation and Amortization

	Year Ended December 31,
	2015	Change	2014	Change	2013
	(Dollars in thousands)
HSN	$29,371	(1)%	$29,762	5%	$28,372
Cornerstone	14,047	(1)%	14,172	16%	12,217
HSNi	$43,418	(1)%	$43,934	8%	$40,589
As a percentage of HSNi net sales	1.2%	-	1.2%	-	1.2%

Depreciation and amortization in 2015 decreased 1%, or $0.5 million, compared to the prior year. Capital expenditures in the current year have been for investments in our distribution centers, including our warehouse automation project that has not yet been put into service, information technology and infrastructure.

Depreciation and amortization in 2014 increased 8%, or $3.3 million, compared to the prior year. The increase was primarily due to the incremental depreciation associated with recent capital expenditures for facilities, including distribution centers, and information and digital technology.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 6 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2015	Change	2014	Change	2013
	(Dollars in thousands)
HSN	$302,881	5%	$289,141	11%	$261,292
As a percentage of HSN net sales	11.9%	20 bp	11.7%	40 bp	11.3%
Cornerstone	$54,561	3%	$53,199	(31)%	$76,574
As a percentage of Cornerstone net sales	4.8%	-	4.8%	(220 bp)	7.0%
HSNi	$357,442	4%	$342,340	1%	$337,866
As a percentage of HSNi net sales	9.7%	20 bp	9.5%	(40 bp)	9.9%
HSNi's Adjusted EBITDA in 2015 increased 4%, or $15.1 million, and was 9.7% of net sales, compared to 9.5% in the prior year. The increase in Adjusted EBITDA was due to a 3% increase in net sales and a 10 basis point increase in gross profit as a percentage of net sales offset by a 3% increase in operating expenses (excluding non-cash charges and certain other items identified in the Non-GAAP to GAAP reconciliation included in Note 6 of Notes to Consolidated Financial Statements).
HSNi's Adjusted EBITDA in 2014 increased 1%, or $4.5 million, and was 9.5% of net sales, compared to 9.9% in the prior year. The increase in Adjusted EBITDA was due to a 5% increase in net sales offset by a 60 basis point decrease in gross profit as a percentage of net sales and 4% increase in operating expenses (excluding non-cash charges and the $3.1 million CPSC settlement).
HSN
HSN's Adjusted EBITDA in 2015 increased 5%, or $13.7 million, and was 11.9% of net sales compared to 11.7% in the prior year. The increase in Adjusted EBITDA is primarily due to a 3% increase in net sales, partially offset by a 2% increase in operating expenses (excluding non-cash charges and certain other items identified in the Non-GAAP to GAAP reconciliation included in Note 6 of Notes to Consolidated Financial Statements). Operating expenses increased primarily due to higher bad debt expense and media spend for direct-response television marketing, partially offset by lower net marketing expense and on-air distribution costs. HSN's operating expenses (excluding non-cash charges and certain other items identified in the Non-GAAP to GAAP reconciliation included in Note 6 of Notes to Consolidated Financial Statements) were 22.4% of net sales compared to 22.6% in the prior year.
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
Cornerstone
Cornerstone's Adjusted EBITDA in 2015 increased 3%, or $1.4 million, and was 4.8% of net sales, consistent with the prior year. The increase was due to a 3% increase in net sales, a 50 basis point increase in gross profit as a percentage of net sales, partially offset by a 60 basis point increase in operating expenses as a percentage of net sales (excluding non-cash charges and the prior year's $3.1 million CPSC settlement). The increase in operating expenses is primarily due to higher catalog costs associated with a 2% increase in circulation; employee-related costs; costs associated with its expanded retail strategy; and digital marketing expense.
Cornerstone's Adjusted EBITDA in 2014 decreased 31%, or $23.4 million, primarily due to a 180 basis point decrease in gross profit as a percentage of net sales and 40 basis point increase in operating expenses as a percentage of net sales (excluding non-cash charges and the $3.1 million CPSC settlement). The increase in operating expenses is primarily due to higher catalog costs associated with a 2% increase in circulation; employee-related costs and digital marketing expense.
Operating Income

	Year Ended December 31,
	2015	Change	2014	Change	2013
	(Dollars in thousands)
HSN	$253,622	1%	$252,098	14%	$221,184
As a percentage of HSN net sales	10.0%	(20 bp)	10.2%	60 bp	9.6%
Cornerstone	$30,412	(6)%	$32,511	(47)%	$61,470
As a percentage of Cornerstone net sales	2.6%	(30 bp)	2.9%	(270 bp)	5.6%
HSNi	$284,034	—%	$284,609	1%	$282,654
As a percentage of HSNi net sales	7.7%	(20 bp)	7.9%	(40 bp)	8.3%
HSNi's operating income in 2015 decreased $0.6 million to $284.0 million and was 7.7% of net sales compared to 7.9% in the prior year. The 3% growth in net sales and 10 basis point improvement in gross profit as a percentage of net sales were offset by a 4% increase in operating expenses. The increase in operating expenses was primarily due to increases in employee-related costs, including a $2.8 million increase in stock-based compensation and a $5.2 million increase in severance costs for the planned closure of a distribution center and for the HSN reorganization; bad debt expense; $6.7 million impairment of intangibles related to Chasing Fireflies; media spend for direct-response television marketing; and catalog costs; partially offset by lower on-air distribution costs and the prior year's $3.1 million CPSC settlement.
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
expense; and the $3.1 million CPSC settlement.
Other Income (Expense)

	Year Ended December 31,
	2015	Change	2014	Change	2013
	(Dollars in thousands)
Interest income	$136	(26)%	$184	(10)%	$205
Interest expense	(15,316)	111%	(7,266)	8%	(6,718)
Total other expense, net	$(15,180)	114%	$(7,082)	9%	$(6,513)
As a percentage of HSNi net sales	0.4%	20 bp	0.2%	-	0.2%

Interest Expense
Interest expense for the year ended December 31, 2015 increased $8.1 million compared to the prior year. The increase in interest expense compared to the prior year is due to a higher outstanding debt balance and the write-off of $0.5 million of deferred financing fees in the first quarter of 2015 related to the prior credit agreement.
Income Tax Provision
For the years ended December 31, 2015, 2014 and 2013, HSNi recorded tax provisions from continuing operations of $99.6 million, $104.5 million and $97.7 million, respectively, which represent effective tax rates of 37.1%, 37.7% and 35.4%, respectively.
The effective tax rate in 2014 was unfavorably impacted by the non-deductibility of the $3.1 million settlement with the CPSC. The effective tax rate in 2013 was favorably impacted by discrete tax benefits of $3.7 million realized in the third quarter and the favorable tax treatment of the fair value adjustments related to the 2012 acquisition of Chasing Fireflies recorded in the fourth quarter.  Excluding the impact of these items, the 2014 and 2013 effective tax rates would have been approximately 37%. The effective tax rates in 2015, 2014 and 2013, excluding the impact of the above items, are higher than the federal statutory rate of 35% due principally to state income taxes.
Liquidity and Capital Resources
As of December 31, 2015, HSNi had $63.9 million of cash and cash equivalents, down from $160.0 million as of December 31, 2014.
Net cash provided by operating activities was $203.5 million million in 2015, up from $138.7 million in 2014. The increase was primarily due to changes in working capital, including accounts receivable and inventories. Collections of accounts receivable increased in 2015 compared to the prior year due to the higher outstanding balance at the end of 2014 driven by the fourth quarter's sales growth and increased customer utilization of HSN's Flexpay program in the fourth quarter of 2014. Cash used for inventories in 2015 decreased compared to 2014 primarily due to higher growth in HSN's inventories in 2014 when it was normalizing its inventory levels.
Net cash used in investing activities in 2015 was $62.1 million. Capital expenditures in 2015 were $60.7 million and were primarily for investments in our distribution centers, including our warehouse automation project, information technology and infrastructure.
Net cash used in financing activities in 2015 was $237.5 million and was primarily related to HSNi's capital return plan and related refinancing. HSNi paid a special cash dividend of $10.00 per common share in February 2015 and quarterly cash dividends totaling $1.40 per common share, representing aggregate payments of $597.9 million. HSNi also repurchased approximately 948,000 shares of common stock for $58.5 million.

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated credit agreement ("Credit Agreement"). The Credit Agreement replaced the existing $600 million credit agreement that was set to expire in April 2017. The Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. HSNi drew $500 million from its term loan and $200 million under the revolving credit facility, both under the Credit Agreement, to repay in full its existing term loan of $228.1 million under the prior credit agreement in January 2015 and to fund the $524 million special cash dividend that was paid February 2015. As of December 31, 2015, total debt of $640 million remains outstanding.

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
The amount available under the credit agreements is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $9.7 million as of December 31, 2015. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2015, the additional amount that could be borrowed under the revolving credit facility under the prior credit agreement, in consideration of the financial covenants and outstanding letters of credit, was approximately $600.3 million.

To reduce our future exposure to rising interest rates under our credit facility, we entered into a forward-starting swap in December 2012 that effectively converts $187.5 million of our variable rate term loan (under both credit agreements) to a fixed-rate basis beginning January 2014 through April 2017. For additional information related to our interest rate swap, refer to Note 8 of Notes to Consolidated Financial Statements.
Effective January 27, 2015, HSNi's Board of Directors authorized a new 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During 2015, HSNi repurchased approximately 948,000 shares of common stock at a cost of $58.5 million, or an average cost of $61.73 per share. As of December 31, 2015, approximately 3.1 million shares remain authorized for repurchase under the program.
HSNi anticipates it will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2016 are planned at approximately $60 million to $70 million and primarily relate to our investments in our distribution centers, including our warehouse automation project; information technology; Cornerstone's retail store expansion and digital commerce. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

In February 2016, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. The dividend will be paid on March 23, 2016 to HSNi's record holders as of March 9, 2016.
Contractual Obligations and Commercial Commitments
The following table presents HSNi’s contractual obligations and commercial commitments as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities	$640,000	$25,000	$62,500	$552,500	$—
Interest on debt (a)	46,004	12,998	21,960	11,046	—
Operating leases	111,466	29,018	43,083	23,104	16,261
Purchase obligations (b)	101,083	79,732	18,319	3,032	—
Total contractual obligations	$898,553	$146,748	$145,862	$589,682	$16,261

(a)
Includes interest on variable rate debt estimated using the rate in effect as of December 31, 2015, net of the impact of the interest rate swap. An all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of December 31, 2015 is assumed through April 2017 on the portion of the debt covered by the swap.

(b)	The purchase obligations primarily relate to contracts with pay television operators and include obligations for future cable distribution and commission guarantees.

	Amount of Commitments Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Letters of credit and surety bonds (c)	$13,678	$13,618	$60	$—	$—

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

At December 31, 2015, we had $4.1 million, including penalties and interest, recorded for uncertain tax positions. We are not able to reasonably estimate the timing of payments in future periods; therefore, the liability of $4.1 million has not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements
Other than the items described above, HSNi does not have any material off-balance sheet arrangements as of December 31, 2015.
Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter. Reported revenues in the fourth quarter were 30%, 31% and 30% of total reported annual revenues in 2015, 2014 and 2013, respectively.

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
Adjusted EBITDA is defined as operating income excluding, if applicable: (1) non-cash charges including: (a) stock-based compensation expense, (b) amortization of intangibles, (c) depreciation and gains and losses on asset dispositions, and (d) goodwill, long-lived asset and intangible asset impairments; (2) pro forma adjustments for significant acquisitions; and (3) other significant items. Significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, thereby affecting the comparability of results. Adjusted EBITDA is not a measure determined in accordance with GAAP, and should not be considered in isolation or as a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA is used as a measurement of operating efficiency and overall financial performance and HSNi believes it to be a helpful measure for those evaluating companies in the retail and media industries. Adjusted EBITDA has certain limitations in that it does not take into account the impact to HSNi's consolidated statements of operations of certain expenses, gains and losses; including stock-based compensation, amortization of intangibles, depreciation, gains and losses on asset dispositions, asset impairment charges, acquisition-related accounting and other significant items.

Items That Are Excluded From HSNi's Non-GAAP Measure
The following items are excluded from Adjusted EBITDA, HSNi's Non-GAAP measure:

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
Amortization of intangibles is a non-cash expense relating primarily to acquisitions. At the time of an acquisition, the intangible assets of the acquired company, such as distribution agreements, customer relationships and merchandise agreements, are recorded at fair value and amortized over their estimated lives.
Depreciation, gains and losses on asset dispositions and long-lived asset impairment charges are non-cash items relating to our long-lived assets.

Goodwill and intangible asset impairment charges are non-cash expenses.
Other Significant Items represent transactions that may vary significantly from period to period and have a disproportionate effect in a given period, thereby affecting the comparability of results.

Reconciliation of Adjusted EBITDA
See Note 6 of Notes to Consolidated Financial Statements for the reconciliation between Adjusted EBITDA and net income for the years ended December 31, 2015, 2014 and 2013.

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

Returns Reserves
Net sales from HSNi primarily consist of merchandise sales and are reduced by incentive discounts and sales returns. HSNi's sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual levels of product returns may vary from these estimates. HSNi's estimated return rates were 15.9%, 16.3% and 17.0% in 2015, 2014 and 2013, respectively.
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
Stock-Based Compensation
We measure compensation cost for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. HSNi grants performance-based equity awards whose value is based on the extent to which certain pre-established performance goals are achieved during a three-year period. Each reporting period prior to the vesting of these awards, management must apply significant judgment when estimating the expected future achievement of the designated performance metrics. The estimation of stock awards that will ultimately vest and the estimation of the value of the performance-based awards require judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The fair value of restricted stock units is determined based on the number of shares granted and the closing price of our common stock at the grant date. The fair value of stock options, stock appreciation rights and options granted under our employee stock purchase plan are estimated on the grant date using the Black-Scholes option pricing model. This model incorporates various assumptions, including expected volatility and expected term. Expected stock price volatilities are estimated based on HSNi's historical experience and the historical and implied volatilities of comparable publicly-traded companies. The expected term of awards granted is based on analyses of historical employee termination rates and option exercise patterns, giving consideration to expectations of future employee behavior. HSNi also grants equity awards with market conditions. The fair value for these awards is determined by applying a Monte Carlo simulation pricing model. Actual results and future estimates may differ substantially from our current estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At December 31, 2015 and 2014, HSNi’s outstanding long-term debt was $640.0 million and $228.1 million, respectively, all of which pays interest at a variable rate, generally tied to LIBOR. The increase in HSNi's outstanding variable-rate debt was due to its refinancing that occurred in January 2015. Changes in interest rates on our variable rate debt could affect our earnings. We are managing our future interest rate exposure through an interest rate swap with a notional amount of $187.5 million and a fixed rate of 0.8525% that took effect January 2014 and expires in April 2017. A hypothetical 100 basis point increase in interest rates on the portion of our variable rate debt that was outstanding as of December 31, 2015 and that was not effectively hedged by the fixed-rate interest rate swap would increase our annual interest expense by approximately $4.5 million in 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of HSN, Inc.
We have audited the accompanying consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HSN, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tampa, Florida
February 24, 2016

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Net sales	$3,690,575	$3,587,995	$3,403,983
Cost of sales	2,376,012	2,314,933	2,174,168
Gross profit	1,314,563	1,273,062	1,229,815
Operating expenses:
Selling and marketing	745,851	723,407	695,794
General and administrative	241,260	221,112	210,778
Depreciation and amortization	43,418	43,934	40,589
Total operating expenses	1,030,529	988,453	947,161
Operating income	284,034	284,609	282,654
Other income (expense):
Interest income	136	184	205
Interest expense	(15,316)	(7,266)	(6,718)
Total other expense, net	(15,180)	(7,082)	(6,513)
Income before income taxes	268,854	277,527	276,141
Income tax provision	(99,615)	(104,543)	(97,692)
Net income	$169,239	$172,984	$178,449

Net income per share:
Basic	$3.22	$3.28	$3.33
Diluted	$3.16	$3.23	$3.25
Shares used in computing earnings per share:
Basic	52,627	52,736	53,640
Diluted	53,505	53,633	54,857
Dividends declared per common share	$11.40	$1.10	$0.79

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$169,239	$172,984	$178,449
Other comprehensive (loss) income, net of tax:
Change in fair value of derivative instrument	(222)	(227)	825
Other comprehensive (loss) income, net of tax	(222)	(227)	825
Comprehensive income	$169,017	$172,757	$179,274

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$63,926	$159,985
Accounts receivable, net of allowance of $20,631 and $18,824, respectively	306,575	317,785
Inventories	428,025	398,705
Prepaid expenses and other current assets	45,402	44,728
Total current assets	843,928	921,203
Property and equipment, net	211,793	193,889
Intangible assets, net	255,268	261,962
Goodwill	9,858	9,858
Other non-current assets	20,616	12,614
TOTAL ASSETS	$1,341,463	$1,399,526
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$254,704	$255,287
Current maturities of long-term debt	25,000	17,188
Accrued expenses and other current liabilities	235,042	241,074
Total current liabilities	514,746	513,549
Long-term debt, less current maturities	615,000	210,938
Deferred income taxes	44,498	56,119
Other long-term liabilities	20,657	16,579
Total liabilities	1,194,901	797,185
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,377,798 and 52,425,895 issued shares at December 31, 2015 and 2014, respectively	524	524
Additional paid-in capital	1,085,785	1,710,581
Accumulated deficit	(939,652)	(1,108,891)
Accumulated other comprehensive income	(95)	127
Total shareholders’ equity	146,562	602,341
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,341,463	$1,399,526

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	—	$—	54,854	$549	$1,964,760	$(1,460,324)	$(471)	$504,514
Net income	—	—	—	—	—	178,449	—	178,449
Other comprehensive income	—	—	—	—	—	—	825	825
Stock-based compensation expense for equity awards	—	—	—	—	14,043	—	—	14,043
Cash dividend declared on common stock	—	—	—	—	(42,281)	—	—	(42,281)
Issuance of common stock from stock-based compensation awards, including tax benefit of $9,788	—	—	885	9	20,416	—	—	20,425
Repurchases of common stock	—	—	(2,737)	(28)	(146,866)	—	—	(146,894)
Balance as of December 31, 2013	—	—	53,002	530	1,810,072	(1,281,875)	354	529,081
Net income	—	—	—	—	—	172,984	—	172,984
Other comprehensive loss	—	—	—	—	—	—	(227)	(227)
Stock-based compensation expense for equity awards	—	—	—	—	15,606	—	—	15,606
Cash dividend declared on common stock	—	—	—	—	(57,824)	—	—	(57,824)
Issuance of common stock from stock-based compensation awards, including tax benefit of $8,293	—	—	435	4	(1,816)	—	—	(1,812)
Repurchases of common stock	—	—	(1,011)	(10)	(55,457)	—	—	(55,467)
Balance as of December 31, 2014	—	—	52,426	524	1,710,581	(1,108,891)	127	602,341
Net income	—	—	—	—	—	169,239	—	169,239
Other comprehensive loss	—	—	—	—	—	—	(222)	(222)
Stock-based compensation expense for equity awards	—	—	—	—	18,408	—	—	18,408
Cash dividend declared on common stock	—	—	—	—	(597,864)	—	—	(597,864)
Issuance of common stock from stock-based compensation awards, including tax benefit of $12,526	—	—	900	9	13,161	—	—	13,170
Repurchases of common stock	—	—	(948)	(9)	(58,501)	—	—	(58,510)
Balance as of December 31, 2015	—	$—	52,378	$524	$1,085,785	$(939,652)	$(95)	$146,562

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$169,239	$172,984	$178,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,418	43,934	40,589
Stock-based compensation expense	18,408	15,606	14,043
Amortization of debt issuance costs	1,700	1,107	1,130
Deferred income taxes	(10,710)	(2,045)	6,370
Bad debt expense	34,012	23,986	22,773
Excess tax benefits from stock-based awards	(13,011)	(8,397)	(10,360)
Asset impairment	6,660	—	3,040
Other	231	48	(2,460)
Changes in current assets and liabilities:
Accounts receivable	(22,804)	(76,654)	(38,211)
Inventories	(29,319)	(71,386)	3,617
Prepaid expenses and other assets	(3,101)	2,243	(6,318)
Accounts payable, accrued expenses and other current liabilities	8,805	37,285	19,245
Net cash provided by operating activities	203,528	138,711	231,907
Cash flows from investing activities:
Capital expenditures	(60,692)	(47,316)	(51,952)
Advance payment of capital expenditure	—	—	(9,100)
Other	(1,428)	(320)	—
Net cash used in investing activities	(62,120)	(47,636)	(61,052)
Cash flows from financing activities:
Borrowing under term loan	500,000	—	—
Repayments of long-term debt	(228,125)	(12,500)	(9,375)
Borrowings under revolving credit facility	280,000	—	—
Repayments of revolving credit facility	(140,000)	—	—
Payments of debt issuance costs	(6,624)	—	—
Repurchase of common stock	(58,510)	(55,467)	(146,894)
Cash dividends paid	(597,864)	(57,824)	(42,281)
Proceeds from issuance of common stock	17,387	2,599	8,396
Tax withholdings related to stock-based awards	(16,742)	(12,707)	(14,395)
Excess tax benefits from stock-based awards	13,011	8,397	10,360
Payment of contingent consideration obligation	—	—	(2,172)
Net cash used in financing activities	(237,467)	(127,502)	(196,361)
Total cash used in continuing operations	(96,059)	(36,427)	(25,506)
Total cash used in discontinued operations	—	(21)	(153)
Net decrease in cash and cash equivalents	(96,059)	(36,448)	(25,659)
Cash and cash equivalents at beginning of period	159,985	196,433	222,092
Cash and cash equivalents at end of period	$63,926	$159,985	$196,433

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes, Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (iii) websites, which consist primarily of HSN.com, joymangano.com and the seven branded websites operated by Cornerstone; (iv) mobile devices; (v) retail and outlet stores; and (vi) wholesale distribution of certain proprietary products to other retailers. HSNi’s television home shopping business, related digital sales, outlet stores and wholesale distribution are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.”
HSN offerings primarily consist of jewelry, fashion (apparel & accessories), beauty & health (including beauty, wellness and fitness), and home & other (including home, electronics, culinary and other). Merchandise offered by Cornerstone primarily consists of home furnishings (including indoor/outdoor furniture, home décor, tabletop, textiles and other home related goods) and apparel & accessories.
Basis of Presentation
HSNi was incorporated in Delaware in May 2008 in connection with the spin-off of several businesses previously owned by IAC/InterActiveCorp ("IAC"). The spin-off from IAC ("Spin-off") occurred August 20, 2008 and in connection with the Spin-off, HSNi's shares began trading on the NASDAQ Global Select Market under the symbol “HSNI.”
The consolidated financial statements include the accounts of HSN, Inc. and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Additionally, ASU 2014-09 will disallow the capitalization of direct-response advertising costs which will impact the timing of recognition of Cornerstone's catalog production and distribution costs. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. This standard will now become effective for HSNi in the first quarter of 2018. Early adoption is permitted in the first quarter of 2017. HSNi is in the process of assessing the impact of the adoption of ASU 2014-09 to its consolidated financial statements and is evaluating its accounting, transition and disclosure requirements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. ASU 2015-05 is effective for HSNi beginning on January 1, 2016. HSNi is currently assessing the impact of the adoption of this ASU to its consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective for HSNi beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. HSNi adopted this standard retrospectively, and reclassified its current deferred tax assets to noncurrent deferred tax assets for all periods presented. Upon adoption of ASU 2015-17, current deferred tax assets of $32.7 million in the December 31, 2014 consolidated balance sheet were reclassified as non-current and netted against non-current deferred tax liabilities. Adoption of ASU 2015-17 had no impact on HSNi's consolidated statements of operations.
Fiscal Year
HSNi’s consolidated financial results are reported on a calendar year basis ending on December 31. HSN’s reporting period is the same as HSNi. Cornerstone has a 4-4-5 week accounting cycle with the fiscal year ending on the Saturday on or immediately preceding December 31. Cornerstone’s fiscal years 2015, 2014, and 2013 each included 52 weeks.
Reclassifications
Reclassifications were made to prior period amounts within the consolidated statements of cash flows to conform to the current year's presentation. Reclassifications were also made to prior period amounts within the consolidated balance sheet due to the adoption of ASU 2015-17, as previously discussed.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Revenue primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSNi's sales policy allows customers to return merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual returns of product sales have not materially varied from estimates in any of the periods presented. HSNi's estimated return rates were 15.9%, 16.3%, and 17.0% in 2015, 2014, and 2013, respectively. Sales taxes collected are not included in revenue.

HSN issues customer credits primarily for products returned outside of HSN’s normal return policy. Revenues from these credits are recognized when (1) redeemed by the customer, or (2) it is determined that it is not probable the Company has an obligation to escheat the value of the unredeemed credit to relevant jurisdictions and the likelihood of the credit being redeemed by the customer is remote (“breakage”). During the year ended December 31, 2014, the Company recognized $5.0 million of revenue for customer credit breakage. This was the first period during which the Company recognized customer credit breakage and, therefore, it included breakage income related to customer credits issued since inception of this program. Customer credit breakage recognized for the year ended December 31, 2015 was $0.5 million. Customer credit breakage is estimated based upon an analysis of actual historical redemption patterns and is included in "Net sales" in the accompanying consolidated statements of operations.
Shipping and Handling Fees and Costs
Shipping and handling fees billed to customers are recorded as revenue. The costs associated with shipping goods to customers are recorded as cost of sales.

Cash and Cash Equivalents
Cash and cash equivalents include cash and money market instruments with an original maturity of three months or less when purchased and are stated at cost.

Accounts Receivable
Accounts receivable are principally comprised of amounts due from customers and credit card companies, net of an allowance for doubtful accounts. HSNi accepts most credit and select debit cards. HSN provides extended payment terms to its qualified customers known as Flexpay. Revenue is recorded when delivery to the customer has occurred, at which time HSN collects the first payment, sales tax and all shipping and handling fees. Subsequent collections are due from customers in 30-day increments, payable automatically upon authorization of the customer’s method of payment. HSN offers Flexpay programs ranging from two to six interest-free monthly payments. Flexpay receivables consist of outstanding balances owed by customers, less a reserve for uncollectible balances.
The balance of accounts receivable, net of allowances, is as follows (in thousands):

	December 31,
	2015	2014
Flexpay and other customer-related	$260,197	$271,613
Credit card companies	19,248	17,865
Other	27,130	28,307
Accounts receivable, net	$306,575	$317,785

Accounts receivable outstanding longer than the contractual payment terms are considered past due. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, HSNi’s previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they are deemed uncollectible.
Inventories
Inventories, which primarily consist of finished goods, are valued at the lower of cost or market, with the cost being determined based upon the first-in, first-out method. Cost includes inbound freight and duties and, in the case of HSN, certain allocable costs, including certain warehouse costs. Inventories include approximately $6.9 million and $6.0 million of these allocable general and administrative overhead costs at December 31, 2015 and 2014, respectively, and approximately $25.2 million, $24.0 million, and $23.9 million of such costs were included in the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors.
Property and Equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in the consolidated statement of operations.
Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over the shorter of the estimated service life or lease period.

Asset Category	Depreciation Period
Computer and broadcast equipment and capitalized software	3 to 6 Years
Buildings, leasehold improvements and land improvements	3 to 40 Years
Furniture and other equipment	2 to 25 Years
HSNi capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed; management with the relevant authority authorizes and commits to the funding of the software project; and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software is amortized on a straight-line basis over the estimated useful life of the software, not to exceed five years. Capitalized software costs, net of accumulated amortization, totaled $32.8 million and $37.9 million at December 31, 2015 and 2014, respectively, and are included in “Property and equipment, net” in the accompanying consolidated balance sheets. Amortization expense related to the capitalized software costs was $18.9 million, $18.3 million and $15.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in "Depreciation and amortization" expense in the accompanying consolidated statements of operations.

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
Advertising
Advertising costs include catalog production and distribution costs. Advertising costs are expensed in the period incurred, except for Cornerstone’s direct costs of producing and distributing its catalogs, which are capitalized. These capitalized costs are amortized over the expected future revenue stream, which is generally three months from the date catalogs are mailed. Such capitalized costs totaled $19.1 million and $18.0 million as of December 31, 2015 and 2014, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. Of these amounts, $15.2 million and $9.6 million as of December 31, 2015 and 2014, respectively, related to catalogs that had not yet been mailed. Advertising expense was $288.5 million, $279.6 million, and $268.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, and were included in "Selling and marketing" expense in the accompanying consolidated statements of operations.
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

Private Label Credit Card

HSN's credit card program offers eligible customers a private label credit card. All cardholders receive certain rewards and benefits which are designed to recognize and promote client loyalty. HSN designs, executes and administers marketing programs to promote usage of the card to current and potential customers. These marketing programs are funded largely by the sponsoring bank. HSN also saves on interchange fees that it would incur if its customers used third-party cards. Purchases made through the private label credit card represented 34%, 31% and 28% of HSN's sales in 2015, 2014 and 2013, respectively.

In November 2013, HSN extended its agreement with the sponsoring bank through 2020. As with the original agreement, HSN received an upfront signing bonus from the sponsoring bank which is being amortized over the term of the agreement and also receives ongoing payments for new accounts activated as well as a share of net sales collected by the sponsoring bank. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, HSN recognized approximately $16.9 million, $16.5 million, and $12.8 million, respectively, of income from the sponsoring bank that was used to offset credit card fees included in costs of goods sold.
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
Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or market adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the impairment of intangible assets; the annual expected effective tax rate; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; the breakage of customer credits; and assumptions related to the determination of stock-based compensation and contingent consideration related to acquisitions.
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
The total balance of HSNi's intangible assets, net, is as follows (in thousands):

	December 31,
	2015	2014
Intangible assets with indefinite lives	$255,148	$261,808
Intangible assets with definite lives, net	120	154
Total intangible assets, net	$255,268	$261,962

During the third quarter of 2015, as a result of declines in operating performances at certain Cornerstone brands, HSNi performed a quantitative assessment of certain intangible assets and concluded a fair value adjustment was necessary. An impairment charge of $5.0 million was recorded related to its acquisition of Chasing Fireflies. During the fourth quarter of 2015, in connection with its annual assessment of impairment, HSNi performed qualitative and quantitative assessments of its intangible assets and wrote off the remaining identified intangible assets of Chasing Fireflies. An impairment charge of $1.7 million was recorded in the fourth quarter of 2015. The impairment charges were recorded within the Cornerstone segment and are included in "General and administrative" expense in the accompanying consolidated statements of operations.

Amortization expense for the definite-lived intangible assets was $0.1 million, $0.6 million, and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the following is information on intangible assets with definite lives (in thousands):

	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life (Years)
As of December 31, 2015	$3,927	$(3,807)	$120	14.9
As of December 31, 2014	$3,859	$(3,705)	$154	6.1

Goodwill

The following tables present the balance of goodwill by reporting unit, including changes in the carrying amount of goodwill, for the years ended December 31, 2015 and 2014 (in thousands):

	Gross Balance as of January 1, 2015	Accumulated Impairment	Net Balance as of January 1, 2015	Additions	Impairment	Net Balance as of December 31, 2015
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	502,464	(492,606)	9,858	—	—	9,858
Total	$2,894,058	$(2,884,200)	$9,858	$—	$—	$9,858

	Gross Balance as of January 1, 2014	Accumulated Impairment	Net Balance as of January 1, 2014	Additions	Impairment	Net Balance as of December 31, 2014
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	502,464	(492,606)	9,858	—	—	9,858
Total	$2,894,058	$(2,884,200)	$9,858	$—	$—	$9,858

Based on the quantitative assessments performed in the fourth quarters of 2015 and 2014 , HSNi concluded there was no impairment of its goodwill.

NOTE 4—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	December 31,
	2015	2014
Capitalized software	$234,249	$223,436
Computer and broadcast equipment	91,533	89,739
Buildings and leasehold improvements	108,656	105,086
Furniture and other equipment	96,512	88,174
Projects in progress	55,294	30,794
Land and land improvements	10,597	10,541
	596,841	547,770
Less: accumulated depreciation and amortization	(385,048)	(353,881)
Total property and equipment, net	$211,793	$193,889
Long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no impairment charges related to HSNi's long-lived assets in fiscal 2015 or 2014. As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize impairment charges in the future.

NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued sales returns	$39,649	$40,789
Accrued cable and satellite distribution fees	35,081	41,375
Accrued freight and fulfillment expenses	35,342	35,225
Accrued compensation and benefits	38,616	40,327
Other accrued expenses and current liabilities	86,354	83,358
Total accrued expenses and other current liabilities	$235,042	$241,074

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
The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Year Ended December 31, 2015
	HSN	Cornerstone	Total
Adjusted EBITDA	$302,881	$54,561	$357,442
Stock-based compensation expense	(13,889)	(4,519)	(18,408)
Depreciation and amortization	(29,371)	(14,047)	(43,418)
Asset impairments, net (a)	—	(5,568)	(5,568)
Exit and reorganization costs (b)	(5,208)	—	(5,208)
Loss on disposition of fixed assets	(791)	(15)	(806)
Operating income	$253,622	$30,412	284,034
Total other expense, net			(15,180)
Income from continuing operations before income taxes			268,854
Income tax provision			(99,615)
Net income			$169,239
(a) Results for the year ended December 31, 2015 exclude $6.7 million of charges for the impairment of intangible assets and $1.1 million of other non-cash adjustments.
(b) Results for the year ended December 31, 2015 exclude $3.2 million for certain costs associated with the planned closure of one of HSN's distribution centers as part of its supply chain optimization initiative and $2.0 million of severance costs associated with a reorganization at HSN.

	Year Ended December 31, 2014
	HSN	Cornerstone	Total
Adjusted EBITDA	$289,141	$53,199	$342,340
Stock-based compensation expense	(12,224)	(3,382)	(15,606)
Depreciation and amortization	(29,762)	(14,172)	(43,934)
Breakage income (a)	4,962	—	4,962
CPSC settlement (b)	—	(3,100)	(3,100)
Loss on disposition of fixed assets	(19)	(34)	(53)
Operating income	$252,098	$32,511	284,609
Total other expense, net			(7,082)
Income from continuing operations before income taxes			277,527
Income tax provision			(104,543)
Net income			$172,984
(a) Results for the year ended December 31, 2014 include $5.0 million of breakage income related to the reversal of certain customer credits.
(b) Results for the year ended December 31, 2014 include a $3.1 million settlement with the Consumer Product Safety Commission ("CPSC").

	Year Ended December 31, 2013
	HSN	Cornerstone	Total
Adjusted EBITDA	$261,292	$76,574	$337,866
Stock-based compensation expense	(10,657)	(3,386)	(14,043)
Depreciation and amortization	(28,372)	(12,217)	(40,589)
Asset impairment (a)	—	(3,040)	(3,040)
Fair value adjustment to contingent consideration obligation (a)	—	3,600	3,600
Loss on disposition of fixed assets	(1,079)	(61)	(1,140)
Operating income	$221,184	$61,470	282,654
Total other expense, net			(6,513)
Income from continuing operations before income taxes			276,141
Income tax provision			(97,692)
Net income			$178,449
(a) Results for the year ended December 31, 2013 include fair value adjustments of $3.6 million related to a contingent consideration liability and $3.0 million for the impairment of indefinite-lived intangible assets, both related to the 2012 acquisition of Chasing Fireflies, one of the Cornerstone brands.
Financial information by segment is as follows (thousands):

	Year Ended December 31,
	2015	2014	2013
Net sales:
HSN	$2,542,107	$2,476,088	$2,312,382
Cornerstone	1,148,468	1,111,907	1,091,601
Total	$3,690,575	$3,587,995	$3,403,983
Identifiable assets:
HSN	$1,036,367	$1,110,372	$1,035,769
Cornerstone	305,096	289,154	272,393
Total	1,341,463	1,399,526	1,308,162
Capital expenditures:
HSN	$44,844	$32,307	$36,156
Cornerstone	15,848	15,009	15,796
Total	$60,692	$47,316	$51,952

HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so. HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

NOTE 7—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31,
	2015	2014
Secured credit agreement terminated January 27, 2015:
Term loan	$—	$228,126
Revolving credit facility	—	—
Secured credit agreement expiring January 27, 2020:
Term loan	500,000	—
Revolving credit facility	140,000	—
Total long-term debt	640,000	228,126
Less: current maturities	(25,000)	(17,188)
Long-term debt, less current maturities	$615,000	$210,938

On April 24, 2012, HSNi entered into a $600 million five-year syndicated credit agreement which was secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of HSNi's first-tier foreign subsidiaries. Certain HSNi subsidiaries unconditionally guaranteed HSNi's obligations under the credit agreement. The credit agreement, which included a $350 million revolving credit facility and a $250 million term loan, could be increased up to $850 million subject to certain conditions and was set to expire April 24, 2017.

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated credit agreement ("Credit Agreement") which is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of HSNi's first-tier foreign subsidiaries. This Credit Agreement replaced the existing credit agreement that was set to expire in April 2017. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement. The Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. HSNi drew $200 million from its term loan under the new Credit Agreement on January 27, 2015 to repay its existing term loan of $228.1 million and drew the remaining $300 million from its term loan and $200 million under the revolving credit facility, both under the new Credit Agreement, on February 18, 2015 to fund a $524 million special cash dividend that was paid on February 19, 2015.

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of December 31, 2015 with a leverage ratio of 1.8x and an interest coverage ratio of 27.15x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to a LIBOR rate plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%. HSNi can elect to borrow at either a LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The interest rate on the $640 million outstanding long-term debt balance as of December 31, 2015 was 1.76%. HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available under the revolving credit facility portion of the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $9.7 million as of December 31, 2015. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2015, the additional amount that could be borrowed under the revolving credit facility under the prior credit agreement, in consideration of the financial covenants and outstanding letters of credit, was approximately $600.3 million.

Aggregate contractual maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2016	$25,000
2017	25,000
2018	37,500
2019	37,500
2020	515,000
$640,000

NOTE 8—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of December 31, 2015. The interest rate swap took effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized directly to earnings in the consolidated statements of operations. The change in fair value of the interest rate swap (inclusive of reclassifications to net income) were losses of $0.2 million, net of tax, for the years ended December 2015 and 2014, and were reflected in "Accumulated other comprehensive income (loss)" in the consolidated balance sheets. As of December 31, 2015, HSNi estimates that approximately $0.3 million of unrealized losses included in accumulated other comprehensive income (loss) related to this swap will be realized and reported in earnings within the next twelve months.

The fair value of the interest rate swap liability as of December 31, 2015 was $0.2 million and was recorded in "Other long-term liabilities." The fair value of the interest rate swap asset as of December 31, 2014 was $0.2 million and was recorded in "Other non-current assets" in the consolidated balance sheets. See Note 9 for discussion of the fair value measurements concerning this interest rate swap.
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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	December 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$169	$—	$169	$—

	December 31, 2014
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swap	$208	$—	$208	$—
HSNi's interest rate swap was carried on the balance sheet at fair value as of December 31, 2015 and December 31, 2014. The swap was entered into for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. The fair value is based on a valuation model which utilizes interest rate yield curves and credit spreads as the significant inputs to the model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.

The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	December 31, 2015
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$500,000	$500,000	$—	$500,000	$—
Revolving credit facility	$140,000	$140,000	$—	$140,000	$—

	December 31, 2014
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan terminated January 27, 2015	$228,126	$228,126	$—	$228,126	$—
The fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities (level 2 criteria).

During the third and fourth quarters of 2015, as a result of declines in operating performances at certain Cornerstone brands, HSNi performed quantitative assessments of certain intangible assets and concluded fair value adjustments were necessary. HSNi wrote off the remaining identified intangible assets related to its 2012 acquisition of Chasing Fireflies resulting in impairment charges totaling $6.7 million . The impairment charges were recorded within the Cornerstone segment and are included in "General and administrative" expense in the accompanying consolidated statements of operations. The fair value of the intangible assets, consisting of trademarks and tradenames, was determined using the relief from royalty method. Key inputs used in this calculation included revenue growth, discount, royalty and terminal growth rates.

HSNi measures certain assets, such as property and equipment and definite-lived intangible assets, at fair value on a non-recurring basis. These assets are recognized at fair value if they are deemed to be impaired. There were no fair value adjustments to the carrying values of HSNi's property and equipment and definite-lived intangible assets during the years ended December 31, 2015 or 2014.

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
Basic Earnings Per Share
For the years ended December 31, 2015, 2014 and 2013, basic earnings per share was computed using the number of weighted average shares of common stock outstanding and assumed to be outstanding for the period.
Diluted Earnings Per Share
For the years ended December 31, 2015, 2014 and 2013, diluted earnings per share was computed using the number of shares of common stock outstanding and assumed to be outstanding for the year and, if dilutive, the incremental common stock that HSNi would issue upon the assumed exercise of stock options and stock appreciation rights and the vesting of restricted stock units using the treasury stock method.

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013

Net income	$169,239	$172,984	$178,449

Weighted average number of shares outstanding:
Basic	52,627	52,736	53,640
Dilutive effect of stock-based compensation awards	878	897	1,217
Diluted	53,505	53,633	54,857

Net income per share:
Basic	$3.22	$3.28	$3.33
Diluted	$3.16	$3.23	$3.25

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	560	763	432

NOTE 11—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Selling and marketing	$6,171	$4,736	$3,793
General and administrative	12,237	10,870	10,250
Stock-based compensation expense before income taxes	18,408	15,606	14,043
Income tax benefit	(6,563)	(5,685)	(4,835)
Stock-based compensation expense after income taxes	$11,845	$9,921	$9,208

As of December 31, 2015, there was approximately $22.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.9 years.

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
In connection with the special cash dividend of $10.00 per common share paid on February 19, 2015, and as required by the anti-dilution provisions of the Plan, adjustments were made to outstanding equity awards as of the ex-dividend date to preserve their value following the dividend, as follows: (i) the number of shares subject to outstanding restricted stock units was increased as a result of the reinvestment of the dividend; and (ii) the exercise prices of outstanding stock options and stock appreciation rights and the grant date fair value of market stock units were reduced and the number of shares subject to such awards was increased. These adjustments did not result in additional stock-based compensation expense as the fair value of the outstanding awards did not change. As further required by the Plan, the maximum number of shares issuable under the Plan was also proportionally adjusted, which resulted in approximately 0.8 million additional shares available to be issued. As of December 31, 2015, after adjustment for the special cash dividend, there were approximately 2.8 million shares of common stock available for grants under the Plan.
HSNi can grant restricted stock, restricted stock units ("RSUs"), market stock units ("MSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs have rights to receive dividend equivalents that vest at the same time the underlying RSUs vest once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes were $16.7 million, $12.7 million and $14.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

A summary of the status of the nonvested RSUs and dividend equivalents, as of December 31, 2015 and changes during the year ended December 31, 2015 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2015 (including 18,302 outstanding dividend equivalents)	619,881	$48.88
Granted	235,207	65.89
Additional units granted related to dividend equivalents due to special dividend and quarterly dividends	106,593	—
Vested	(211,248)	37.52
Forfeited	(75,539)	57.59
Nonvested at December 31, 2015 (including 83,132 outstanding dividend equivalents)	674,894	57.92
The weighted average per share fair value of RSUs granted during the years ended December 31, 2015, 2014 and 2013 based on market prices of HSNi’s common stock on the grant date was $65.89, $55.06 and $58.83, respectively.
The total fair value of RSUs that vested during the years ended December 31, 2015, 2014 and 2013 and settled in HSNi common stock was $12.0 million, $10.9 million and $36.2 million, respectively. HSNi realizes a tax benefit for RSUs held by its employees in the year in which the award vests. The tax benefit realized by HSNi related to RSUs was approximately $5.4 million, $4.2 million and $12.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, there was approximately $16.0 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.2 years.

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

A summary of the status of the outstanding stock options and SARs as of December 31, 2015 is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,296,680	$40.54
Granted	508,420	65.24
Anti-dilution adjustment due to special dividend	343,485	—
Exercised	(1,239,846)	30.58
Forfeited	(96,242)	55.77
Expired	(1,524)	13.29
Outstanding at December 31, 2015	1,810,973	45.80	6.4	$15,771,007
Vested and expected to vest at December 31, 2015	1,721,799	45.07	6.3	$15,694,922
Exercisable at December 31, 2015	979,546	35.53	4.6	$14,990,911
The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of HSNi’s common stock on December 31, 2015 of $50.67 and the exercise price for all “in the money” awards at December 31, 2015. This amount changes based on the fair market value of HSNi’s common stock. The intrinsic value of the stock options and SARs exercised during the years ended December 31, 2015, 2014 and 2013 was approximately $44.4 million, $23.4 million and $19.3 million, respectively. Cash received from stock option exercises for the years ended December 31, 2015, 2014 and 2013 was $15.0 million, $0.6 million, and $6.5 million, respectively. The tax benefit realized from stock option exercises for the years ended December 31, 2015, 2014 and 2013 was $12.2 million, $8.8 million, and $7.3 million, respectively.
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
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended December 31,
	2015	2014	2013
Volatility factor	29.2%	36.4%	49.1%
Risk-free interest rate	1.49%	1.55%	0.85%
Expected term	4.4	4.7	4.8
Dividend yield	2.1%	1.8%	1.2%

The weighted average fair values of stock options and SARs granted from the Plan during the years ended December 31, 2015, 2014 and 2013 at market prices equal to HSNi’s common stock on the grant date were $13.65, $15.24, and $22.57, respectively.
At the date of the Spin-off, HSNi granted stock options to its Chief Executive Officer at exercise prices greater than market value on the date of grant with a term of 10 years. The weighted average exercise price and the weighted average fair value for the 373,000 stock options that were outstanding as of December 31, 2015 were $38.89 and $3.01, respectively. All other awards granted under the Plan have exercise prices based on the fair market value of HSNi’s common stock at the date of grant.
As of December 31, 2015, there was approximately $6.3 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and SARs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.3 years.
The following table summarizes the information about stock options and SARs outstanding and exercisable as of December 31, 2015:

	Outstanding			Exercisable
	Number Outstanding at December 31, 2015	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$0.00 to $9.99	106,698	$4.92	3.0	106,698	$4.92
$10.00 to $19.99	68,851	15.59	2.9	68,851	15.59
$20.00 to $29.99	57,541	25.86	5.1	57,541	25.86
$30.00 to $39.99	450,822	37.52	3.2	450,822	37.52
$40.00 to $49.99	380,709	47.73	8.1	115,890	47.74
$50.00 to $59.99	287,182	51.56	7.2	179,744	51.57
$60.00 to $69.99	459,170	65.24	9.1	—	—
	1,810,973			979,546
Performance-Based Awards
During the third quarter of 2013, HSNi granted approximately 116,000 MSUs (after giving effect to the anti-dilution provisions of the Plan related to the special cash dividend) to its Chief Executive Officer. The MSUs vest over performance periods of 3 years and 5 years (50% for each period). Payout percentages range between 0% and 200% of the target award depending on the awards' market condition, the future price of HSNi's stock at the end of each performance period as compared to HSNi's stock price at the date of grant (as defined in the MSU agreement). The fair value of the MSUs was $8.3 million, or an average of $82.67 per unit, and is recognized on a graded-vested basis over the performance periods. The fair value was measured on the grant date by applying a Monte Carlo simulation pricing model which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The weighted average assumptions used in the valuation of the MSUs were the following: volatility factor of 39.7%, risk-free interest rate of 1.00%, expected term of 4.0 years and dividend yield of 1.1%.

During the years ended December 31, 2015, 2014 and 2013, HSNi granted performance-based cash awards to certain executive employees (“Performance Cash”). Performance Cash vests over a three year performance period. Payout percentages range between 0% and 200% of the target award based on the award’s market condition, HSNi’s Total Shareholder Return relative to a peer group at the end of the performance period. Performance Cash is accounted for as a liability-based award as it will be settled in cash. For the years ended December 31, 2015, 2014 and 2013, HSNi granted Performance Cash with an aggregate target value of $5.2 million, $4.4 million and $2.7 million, respectively, with a grant date fair value of $4.9 million, $3.8 million and $2.6 million, respectively. Fair value is measured using a Monte-Carlo simulation and is remeasured at the end of each reporting period. As of December 31, 2015, 2014 and 2013, a liability of $2.3 million, $4.4 million and $1.6 million, respectively, was recorded for these awards.
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

For the years ended December 31, 2015 and 2014, HSNi granted approximately 40,000 and 44,000 options, respectively, under the ESPP. The fair value of each option granted under the ESPP is determined on the grant date using the Black-Scholes option pricing model. The following are the weighted average assumptions used in the valuation of the ESPP options for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Volatility factor	21.7%	22.0%
Risk-free interest rate	0.12%	0.08%
Expected term	0.5	0.5
Dividend yield	1.9%	1.7%
For the years ended December 31, 2015, 2014 and 2013, approximately $0.6 million, $0.5 million and $0.5 million, respectively, of expenses related to the ESPP were included in the consolidated statements of operations. For the years ended December 31, 2015, 2014 and 2013, HSNi received cash proceeds from the participating employees of approximately $2.4 million, $2.0 million and $1.9 million, respectively.
Restricted Common Equity in Cornerstone Brands
In connection with the acquisition of Cornerstone Brands by IAC in 2005 certain members of Cornerstone Brand’s management were granted restricted common equity in Cornerstone Brands. These awards were granted on April 1, 2005 and were initially measured at fair value, which was amortized to expense over the vesting period. These awards vested ratably over 4 years, or earlier based upon the occurrence of certain prescribed events. The awards vested in non-voting restricted common shares of Cornerstone Brands. As of December 31, 2015, these awards were significantly out of the money and are not expected to result in any cost should HSNi exercise its call right.

NOTE 12—INCOME TAXES
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income tax (provision) benefit:
Federal	$(98,496)	$(96,269)	$(81,521)
State	(11,829)	(10,289)	(9,990)
Current income tax (provision) benefit	(110,325)	(106,558)	(91,511)
Deferred income tax benefit (provision):
Federal	9,188	1,468	(6,489)
State	1,522	547	308
Deferred income tax benefit (provision)	10,710	2,015	(6,181)
Income tax (provision) benefit	$(99,615)	$(104,543)	$(97,692)

Current income taxes payable has been reduced by $17.5 million, $12.9 million, and $19.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to the income tax provision and additional paid-in capital.

The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2015	2014
Deferred tax assets:
Provision for accrued expenses	$38,472	$34,987
Inventories	14,996	13,969
Stock-based compensation	14,132	12,072
Net operating losses	652	1,705
Other	4,160	4,098
Total deferred tax assets	72,412	66,831
Less valuation allowance	(528)	(1,577)
Net deferred tax assets	71,884	65,254
Deferred tax liabilities:
Intangible assets	(91,051)	(92,267)
Prepaid expenses	(11,170)	(12,890)
Property and equipment	(14,161)	(16,216)
Total deferred tax liabilities	(116,382)	(121,373)
Net deferred tax liability	$(44,498)	$(56,119)
At December 31, 2015, HSNi had $7.5 million of net operating loss carryforwards which begin expiring in 2016. As of December 31, 2015 and 2014, HSNi had a valuation allowance of approximately $0.5 million and $1.6 million, respectively. Valuation allowances are recorded for certain deferred tax assets related to foreign and separate state net operating losses.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax provision at the federal statutory rate of 35%	$(94,099)	$(97,135)	$(96,649)
State income taxes, net of effect of federal tax benefit	(6,730)	(6,306)	(6,293)
Other, net	1,214	(1,102)	5,250
Income tax provision	$(99,615)	$(104,543)	$(97,692)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	2015	2014	2013
Balance at beginning of year	$2,011	$910	$682
Additions based on tax positions related to the current year	630	525	417
Additions for tax positions of prior years	777	576	—
Reductions for tax positions of prior years	—	—	(189)
Balance at end of year	$3,418	$2,011	$910
As of December 31, 2015 and 2014, the unrecognized tax benefits, including interest, were $4.1 million and $2.4 million, respectively. At December 31, 2015 and 2014, there are approximately $3.3 million and $2.4 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There is no material interest on unrecognized tax benefits included in income tax expense for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, HSNi has no material accrual for the payment of interest or penalties.
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
The Internal Revenue Service ("IRS") has concluded its examination of HSNi's consolidated federal income tax return for the year ended December 31, 2010 and its limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. New York State is in the process of doing an income tax examination. HSNi does not anticipate any material adjustments to our tax liabilities resulting from this examination.
HSNi and several companies previously owned by IAC/InterActiveCorp, or IAC, were spun-off from IAC on August 20, 2008. In connection with the spin-off, HSNi entered into a Tax Sharing Agreement with IAC. Pursuant to this agreement, each of the companies included in the spin-off ("Spincos") was indemnified by IAC for additional tax liabilities related to consolidated or combined federal and state tax returns prepared and filed by IAC prior to the spin-off. However, each Spinco agreed to, among other things, assume any additional tax liabilities related to their separately filed state income tax returns. All examinations have concluded or statutes of limitations have expired related to IAC's consolidated or combined federal and state tax returns for years including HSNi operations.
The Tax Sharing Agreement also provides, among other things, that each Spinco indemnifies IAC and the other Spincos for any taxes resulting from the spin-off of such Spinco (and any related interest, penalties, legal and professional fees, and all costs and damages associated with related shareholder litigation or controversies) to the extent such amounts result from any post spin-off (i) act or failure to act by such Spinco described in the covenants in the Tax Sharing Agreement, (ii) acquisition of equity, securities, or assets of such Spinco or a member of its group, and (iii) breach by such Spinco or any member of its group of any representation or covenant contained in the separation documents or in the documents relating to the IRS private letter ruling and/or tax opinions. This indemnification remains effective until IAC's tax returns for the two year period after the spin-off are no longer subject to examination.

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
Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2016	$29,018
2017	24,241
2018	18,842
2019	15,021
2020	8,083
Thereafter	16,261
Total	$111,466

Expenses charged under these agreements were $27.1 million, $25.1 million, and $23.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, and were included in "General and administrative" expense in the accompanying consolidated statements of operations.
HSNi also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Amount of Commitments Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Letters of credit and surety bonds	$13,678	$13,618	$60	$—	$—
Purchase obligations	101,083	79,732	18,319	3,032	—
Total commercial commitments	$114,761	$93,350	$18,379	$3,032	$—
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

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash paid during the period for:
Income tax payments	$99,012	$87,787	$92,502
Income tax refunds	(102)	(482)	(2,061)
Interest payments	13,087	6,142	5,230
Non-cash investing activities:
Capital expenditures incurred but paid in advance	—	9,100	—
Non-cash financing activities:
Effective portion of change in interest rate swap	(1,620)	(1,581)	1,296

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
Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Accumulated other comprehensive income (loss) as of January 1,	$127	$354	$(471)
Other comprehensive (loss) income before reclassifications	(1,620)	(1,581)	1,329
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	1,263	1,215	—
Income tax benefit (expense)	135	139	(504)
Other comprehensive (loss) income, net of tax	(222)	(227)	825
Accumulated other comprehensive (loss) income as of December 31,	$(95)	$127	$354
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
Effective January 27, 2015, HSNi's Board of Directors approved a new share repurchase program which allows HSNi to purchase up to 4 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. As of December 31, 2015, approximately 3.1 million shares remained authorized for repurchase under the program.

The following table summarizes HSNi's share repurchase activity (in thousands, except per share data):

	2015	2014	2013
Number of shares repurchased and retired	948	1,011	2,737
Average price per share	$61.73	$54.87	$53.67
Total cost	$58,510	$55,467	$146,895
Dividend Policy
During the year ended December 31, 2015, HSNi's Board of Directors approved four quarterly cash dividends totaling $1.40 per common share and approved a special cash dividend of $10.00 per common share that was payable February 19, 2015 resulting in aggregate dividend payments of approximately $597.9 million. During the year ended December 31, 2014, HSNi’s Board of Directors approved four quarterly cash dividends totaling $1.10 per common share resulting in dividend payments of approximately $57.8 million.
In February 2016, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid March 23, 2016 to HSNi's record holders as of March 9, 2016.
NOTE 17—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(a)	(b)	(c)	(d)(e)
	(In thousands, except per share data)
Year Ended December 31, 2015
Net sales	$841,887	$885,642	$864,868	$1,098,178
Gross profit	300,206	336,537	306,274	371,546
Operating income	57,009	70,703	57,833	98,488
Net income	33,689	41,632	34,208	59,710
Net income per share:
Basic	$0.64	$0.79	$0.65	$1.14
Diluted	$0.63	$0.78	$0.64	$1.12
Dividends declared per common share	$10.35	$0.35	$0.35	$0.35

Year Ended December 31, 2014
Net sales	$777,420	$855,204	$837,477	$1,117,894
Gross profit	275,774	313,135	302,415	381,737
Operating income	41,868	67,367	65,968	109,406
Net income	24,182	40,940	39,531	68,331
Net income per share:
Basic	$0.45	$0.77	$0.75	$1.30
Diluted	$0.45	$0.76	$0.74	$1.28
Dividends declared per common share	$0.25	$0.25	$0.25	$0.35

(a)	The first quarter of 2014 includes $3.1 million, or $0.06 per diluted share, for a settlement with the CPSC.

(b)
The second quarter of 2015 includes $3.0 million, or $0.03 per diluted share, for certain costs associated with the planned closure of one of HSN's distribution centers as part of its supply chain optimization initiative.

(c)	The third quarter of 2015 includes a non-cash charge of $5.0 million, or $0.06 per diluted share, at Cornerstone for impairment of intangible assets related to Chasing Fireflies.

(d)	The fourth quarter of 2015 includes $2.0 million, or $0.02 per diluted share, of severance costs associated with a reorganization at HSN.

(e)	The fourth quarter of 2014 includes $5.0 million of revenue, or $0.06 per diluted share, related to the breakage of certain unused customer credits.

NOTE 18—RETIREMENT AND SAVINGS PLANS
Effective December 31, 2008, HSNi established the HSN, Inc. Retirement Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, up to the statutory limits. For the years ended December 31, 2015, 2014 and 2013, HSNi contributed fifty cents for each dollar a participant contributed of the first 6% of a participant's deferrals. HSNi’s matching contributions were $5.0 million, $4.6 million and $4.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Effective January 1, 2014, HSNi initiated a nonqualified deferred compensation plan allowing salary and annual bonus deferrals for qualifying employees as permitted by the Internal Revenue Code. Participant deferrals earn investment returns based on a select number of investment options, including equity and debt mutual funds. HSNi invested comparable amounts in marketable securities through life insurance policies to mitigate the risk associated with the investment return on the employee deferrals. Assets related to the funded portion of the deferred compensation plan are held in a rabbi trust which remains subject to claims of HSNi's general creditors. HSNi remains liable to the participants for the unfunded portion of the plan. HSNi records changes in the fair value of the asset and liability in the statement of operations. As of December 31, 2015 and 2014, the company-owned life insurance policies had a cash surrender value of $1.9 million and $0.5 million, respectively and were recorded in "Other non-current assets" in the consolidated balance sheet. The Plan's deferred compensation liability as of December 31, 2015 and 2014 was $2.0 million and $0.6 million, respectively and was recorded in "Other long-term liabilities" in the consolidated balance sheet.

NOTE 19—COSTS ASSOCIATED WITH AN EXIT ACTIVITY

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

HSN expects to incur approximately $4 million to $5 million in total charges related to the closure. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives. During the year ended December 31, 2015, HSN recognized $3.2 million in employee-related costs which are included in "General and administrative” operating expenses in the accompanying consolidated statements of operations.

A summary of HSNi’s liability associated with exit activities, which is recorded in “Accrued expenses and other current liabilities” and “Other long-term liabilities” in the accompanying consolidated balance sheets, are presented in the following table (in thousands):

Employee Related Costs
Balance at January 1, 2015	$—
Provisions	3,132
Payments	—
Adjustments	89
Balance at December 31, 2015	$3,221

Schedule II
HSN, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions		Balance at End of Period
2015
Allowance for doubtful accounts	$18,824	$34,012	$(803)	$(31,402)	(1)	$20,631
Sales return accrual	40,789	659,481	—	(660,621)		39,649
Deferred tax valuation allowance	1,577	(1,049)	—	—		$528
2014
Allowance for doubtful accounts	$16,863	$23,986	$1,874	$(23,899)	(1)	$18,824
Sales return accrual	40,072	655,304	—	(654,587)		40,789
Deferred tax valuation allowance	1,495	82	—	—		1,577
2013
Allowance for doubtful accounts	$14,537	$23,414	$13	$(21,101)	(1)	$16,863
Sales return accrual	40,554	648,381	—	(648,863)		40,072
Deferred tax valuation allowance	5,293	262	(4,060)	—		1,495

(1)	Write-off of uncollectible accounts receivable

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2015. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As required by Rule 13a-15(b) under the Exchange Act, our management evaluated the effectiveness of our internal controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation and criterion, we concluded that as December 31, 2015, our internal control over financial reporting was effective.

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

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has concluded that there were no such changes during this period.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of HSN, Inc.

We have audited HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). HSN, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, HSN, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of HSN, Inc. and subsidiaries and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tampa, Florida
February 24, 2016

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2015.

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

Exhibit No.	Description of Document	Method of Filing
3.1	Amended and Restated Certificate of Incorporation of HSN, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

3.2	Amended and Restated By-laws of HSN, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 14, 2014

3.3	Certificate of Designations, Preferences and Rights to Series A Junior Participating Preferred Stock	Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed March 31, 2009

4.1	Rights Agreement, dated as of December 23, 2008, between HSN, Inc. and The Bank of New York Mellon, as Rights Agent.	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 29, 2008

10.1	Separation and Distribution Agreement, dated August 20, 2008, by and among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.2	Tax Sharing Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Inc., Tree.com and IAC/InterActive Corp	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 25, 2008

10.3	Employee Matters Agreement, dated August 20, 2008, among HSN, Inc., Interval Leisure Group, Inc., Ticketmaster, Tree.com, Inc. and IAC/InterActiveCorp	Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 25, 2008

Exhibit No.	Description of Document	Method of Filing
10.4	Registration Rights Agreement, dated as of August 20, 2008, among Liberty Media Corporation, the Liberty Parties (as defined in the Agreement) and HSN, Inc.	Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 29, 2008

10.5	Spinco Assignment and Assumption Agreement, dated as of August 20, 2008, by and among IAC/InterActive Corp, HSN, Inc., Liberty Media Corporation and Liberty USA Holdings, LLC	Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 25, 2008

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2015

10.10	Pledge Agreement dated as of January 27, 2015, by the Credit Parties (as defined in the Credit Agreement dated January 27, 2015) and Bank of America, N.A, as Collateral Agent.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2015

10.11	Employment Agreement between Mindy Grossman and HSN, Inc., dated as of July 29, 2008*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

* Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
10.12	First Amendment to Employment Agreement between Mindy Grossman and HSN, Inc., dated as of August 5, 2010*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2010

10.13	HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 20, 2014

10.14	Amended and Restated Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.15	Form of Stock Appreciation Right Agreement*	Filed herewith

10.16	Form of Restricted Stock Unit Agreement*	Filed herewith

10.17	Form of Performance Share Unit Agreement*	Filed herewith

10.18	Form of Stock Option Agreement*	Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.19	Form of Restricted Stock Units Agreement (for Non-Employee Directors)*	Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.20	Form of Deferred Restricted Stock Unit Agreement*	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2013

10.21	Named Executive Officer and EVP Severance Plan*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009

10.22	Executive Severance Plan*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2010

10.23	Form of Performance Cash Award Agreement*	Exhibit 10.21 to the Company's Annual Report on Form 10-K filed February 21, 2013

10.24	Employee Stock Purchase Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.25	Form of Deferred Share Unit Agreement*	Exhibit 10.23 to the Company's Annual Report on Form 10-K filed February 23, 2012

10.26	Form of Performance Award Agreement*	Exhibit 10.24 to the Company's Annual Report on Form 10-K filed February 21, 2013

10.27	Form of Market Stock Unit Agreement*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2013

10.28	HSN, Inc. Nonqualified Deferred Compensation Plan	Exhibit 10.27 to the Company's Annual Report on Form 10-K filed February 20, 2014

10.29
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

Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 6, 2015

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

101
The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013, (ii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSN, INC.

Date: February 24, 2016	By:	/S/ Mindy Grossman
Mindy Grossman, Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2016	By:	/S/ Judy A. Schmeling
Judy A. Schmeling, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 24, 2016.

/S/ Mindy Grossman	Chief Executive Officer and Director (Principal Executive Officer)
Mindy Grossman

/S/ Judy A. Schmeling	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)
Judy A. Schmeling

/S/ William Costello
William Costello	Director

/S/ James Follo
James Follo	Director

/S/ Stephanie Kugelman
Stephanie Kugelman	Director

/S/ Arthur Martinez
Arthur Martinez	Chairman of the Board of Directors

/S/ Thomas McInerney
Thomas McInerney	Director

/S/ John B. Morse, Jr.
John B. Morse, Jr.	Director

/S/ Matthew Rubel
Matthew Rubel	Director

/S/ Ann Sarnoff
Ann Sarnoff	Director

/S/ Courtnee Ulrich
Courtnee Ulrich	Director

EXHIBIT INDEX

Exhibit No.	Description of Document

10.15	Form of Stock Appreciation Right Agreement

10.16	Form of Restricted Stock Unit Agreement

10.17	Form of Performance Share Unit Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of HSN, Inc.

23.1	Consent of Independent Registered Certified Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013, (ii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.