Form 10-Q
period 2016-03-31
HSN, Inc.
filed 2016-05-04
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
As of May 3, 2016, the registrant had 52,285,790 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$816,765	$841,887
Cost of sales	527,287	541,681
Gross profit	289,478	300,206
Operating expenses:
Selling and marketing	179,161	179,206
General and administrative	49,963	52,742
Depreciation and amortization	10,525	11,249
Total operating expenses	239,649	243,197
Operating income	49,829	57,009
Other income (expense):
Interest income	25	40
Interest expense	(4,172)	(3,337)
Total other expense, net	(4,147)	(3,297)
Income before income taxes	45,682	53,712
Income tax provision	(17,097)	(20,023)
Net income	$28,585	$33,689

Net income per share:
Basic	$0.55	$0.64
Diluted	$0.54	$0.63
Shares used in computing earnings per share:
Basic	52,378	52,573
Diluted	52,919	53,760
Dividends declared per share	$0.35	$10.35

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$28,585	$33,689
Other comprehensive loss:
Change in fair value of derivative instrument, net of tax	(249)	(499)
Other comprehensive loss, net of tax	(249)	(499)
Comprehensive income	$28,336	$33,190

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,	March 31,
	2016	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$46,785	$63,926	$77,547
Accounts receivable, net of allowance of $19,706, $20,631 and $16,997, respectively	217,878	306,575	218,651
Inventories	441,977	428,025	435,902
Prepaid expenses and other current assets	55,481	45,402	57,547
Total current assets	762,121	843,928	789,647
Property and equipment, net	206,344	211,793	194,023
Intangible assets, net	255,266	255,268	261,864
Goodwill	9,858	9,858	9,858
Other non-current assets	12,718	13,724	9,306
TOTAL ASSETS	$1,246,307	$1,334,571	$1,264,698
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$209,933	$254,704	$211,553
Current maturities of long-term debt	25,000	25,000	6,250
Accrued expenses and other current liabilities	204,897	235,042	221,596
Total current liabilities	439,830	514,746	439,399
Long-term debt, less current maturities and net of unamortized deferred financing costs	592,302	608,108	660,557
Deferred income taxes	42,929	44,498	53,889
Other long-term liabilities	20,006	20,657	18,124
Total liabilities	1,095,067	1,188,009	1,171,969
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,283,382, 52,377,798 and 52,565,318 issued shares at March 31, 2016, December 31, 2015 and March 31, 2015, respectively	523	524	526
Additional paid-in capital	1,062,128	1,085,785	1,167,777
Accumulated deficit	(911,067)	(939,652)	(1,075,202)
Accumulated other comprehensive loss	(344)	(95)	(372)
Total shareholders’ equity	151,240	146,562	92,729
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,246,307	$1,334,571	$1,264,698

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	—	$—	52,426	$524	$1,710,581	$(1,108,891)	$127	$602,341
Net income	—	—	—	—	—	169,239	—	169,239
Other comprehensive loss	—	—	—	—	—	—	(222)	(222)
Stock-based compensation expense for equity awards	—	—	—	—	18,408	—	—	18,408
Cash dividends declared on common stock	—	—	—	—	(597,864)	—	—	(597,864)
Issuance of common stock from stock-based compensation awards, including tax benefit of $12,526	—	—	900	9	13,161	—	—	13,170
Repurchases of common stock	—	—	(948)	(9)	(58,501)	—	—	(58,510)
Balance as of December 31, 2015	—	—	52,378	524	1,085,785	(939,652)	(95)	146,562
Net income	—	—	—	—	—	28,585	—	28,585
Other comprehensive loss	—	—	—	—	—	—	(249)	(249)
Stock-based compensation expense for equity awards	—	—	—	—	5,376	—	—	5,376
Cash dividends declared on common stock	—	—	—	—	(18,300)	—	—	(18,300)
Issuance of common stock from stock-based compensation awards, including tax expense of $254	—	—	86	1	(2,064)	—	—	(2,063)
Repurchases of common stock	—	—	(181)	(2)	(8,669)	—	—	(8,671)
Balance as of March 31, 2016	—	$—	52,283	$523	$1,062,128	$(911,067)	$(344)	$151,240

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$28,585	$33,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,525	11,249
Stock-based compensation expense	5,376	4,657
Amortization of debt issuance costs	444	831
Deferred income taxes	(1,415)	(1,925)
Bad debt expense	4,588	5,415
Excess tax benefits from stock-based awards	(23)	(3,905)
Other	178	235
Changes in current assets and liabilities:
Accounts receivable	84,109	93,717
Inventories	(13,953)	(37,197)
Prepaid expenses and other assets	(9,248)	(12,159)
Accounts payable, accrued expenses and other current liabilities	(76,725)	(58,258)
Net cash provided by operating activities	32,441	36,349
Cash flows from investing activities:
Capital expenditures	(5,145)	(13,145)
Net cash used in investing activities	(5,145)	(13,145)
Cash flows from financing activities:
Borrowings under term loan	—	500,000
Repayment of term loan	(6,250)	(228,125)
Borrowings under revolving credit facility	45,000	200,000
Repayment of revolving credit facility	(55,000)	(25,000)
Repurchase of common stock	(8,671)	(6,987)
Payments of debt issuance costs	—	(6,584)
Cash dividends paid	(18,300)	(542,748)
Proceeds from issuance of common stock	586	3,816
Tax withholdings related to stock-based awards	(1,825)	(3,919)
Excess tax benefits from stock-based awards	23	3,905
Net cash used in financing activities	(44,437)	(105,642)
Net decrease in cash and cash equivalents	(17,141)	(82,438)
Cash and cash equivalents at beginning of period	63,926	159,985
Cash and cash equivalents at end of period	$46,785	$77,547

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks and other direct-response television marketing; (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (iii) websites, which consist primarily of HSN.com, joymangano.com and the seven branded websites operated by Cornerstone; (iv) mobile applications; (v) retail and outlet stores; and (vi) wholesale distribution of certain proprietary products to other retailers. HSNi’s television home shopping business, related digital sales, outlet stores and wholesale distribution are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.”
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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi's management, all normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi's audited consolidated financial statements and notes thereto for the year ended December 31, 2015. The consolidated balance sheet as of December 31, 2015 and the consolidated statement of shareholders' equity for the year ended December 31, 2015 were derived from the audited consolidated financial statements at that date but may not include all disclosures required by GAAP. Intercompany transactions and accounts have been eliminated in consolidation.

Recent Accounting Developments

Recently Adopted Accounting Standard Updates

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The new standard is limited to the presentation of debt issuance costs and does not affect their recognition and measurement. ASU 2015-03 is effective for periods beginning after December 15, 2015, including interim periods within that annual period. HSNi retrospectively adopted ASU 2015-03 in the first quarter of 2016 resulting in the reclassification of its debt issuance costs from "Other non-current assets" to a deduction from "Long-term debt, less current maturities and net of unamortized deferred financing costs" in the consolidated balance sheets. See Note 6 for additional information regarding the deferred issuance costs.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. HSNi prospectively adopted ASU 2015-05 on January 1, 2016 and will apply this guidance to all arrangements entered into or materially modified after the effective date.

Accounting Standard Updates Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Additionally, ASU 2014-09 will disallow the capitalization of direct-response advertising costs which will impact the timing of recognition of Cornerstone's catalog production and distribution costs. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. This standard will now become effective for HSNi in the first quarter of 2018. Early adoption is permitted in the first quarter of 2017. HSNi is in the process of assessing the impact of the adoption of ASU 2014-09 to its consolidated financial statements and is evaluating the accounting, transition method, disclosure requirements and timing of adoption.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis; however, early adoption is permitted. HSNi will adopt ASU 2015-11 on January 1, 2017. HSNi is currently assessing the potential impact ASU 2015-11 will have to its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to reflect most leases on their balance sheet as assets and obligations. The effective date for the standard is for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The standard is to be applied on a modified retrospective method. HSNi is currently assessing the timing of adoption of ASU 2016-02 and the impact it will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) ("ASU 2016-09"). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The effective date for the standard is for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. HSNi is currently assessing the timing of adoption of ASU 2016-09 and the impact it will have on its consolidated financial statements and related disclosures.

Reclassifications

Reclassifications were made to prior period amounts to conform to the current year's presentation. Changes included the reclassification of certain operating expenses in the consolidated statement of operations and reclassification of deferred income taxes and deferred financing costs in the consolidated balance sheets due to the implementation of recent accounting standard updates. Current deferred tax assets of $31.1 million in the March 31, 2015 consolidated balance sheet were reclassified as non-current and netted against non-current deferred tax liabilities as a result of retrospectively adopting ASU 2015-17, Balance Sheet Classification of Deferred Taxes, in the fourth quarter of 2015.
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
NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	March 31,	December 31,	March 31,
	2016	2015	2015
Capitalized software	$237,202	$234,249	$225,455
Computer and broadcast equipment	93,557	91,533	90,821
Buildings and leasehold improvements	110,887	108,656	105,940
Furniture and other equipment	97,434	96,512	91,106
Projects in progress	51,860	55,294	34,549
Land and land improvements	10,635	10,597	10,542
	601,575	596,841	558,413
Less: accumulated depreciation and amortization	(395,231)	(385,048)	(364,390)
Total property and equipment, net	$206,344	$211,793	$194,023

NOTE 4—SEGMENT INFORMATION
HSNi presents its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered and/or the target market. HSNi has two reportable segments, HSN and Cornerstone. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2015. Intercompany accounts and transactions have been eliminated in consolidation.
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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$60,690	$5,042	$65,732	$66,190	$6,961	$73,151
Stock-based compensation expense	(4,039)	(1,337)	(5,376)	(3,607)	(1,050)	(4,657)
Depreciation and amortization	(7,003)	(3,522)	(10,525)	(7,419)	(3,830)	(11,249)
Loss on disposition of fixed assets	(3)	1	(2)	(236)	—	(236)
Operating income	$49,645	$184	49,829	$54,928	$2,081	57,009
Total other expense, net			(4,147)			(3,297)
Income before income taxes			45,682			53,712
Income tax provision			(17,097)			(20,023)
Net income			$28,585			$33,689

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net sales:
HSN	$578,383	$600,492
Cornerstone	238,382	241,395
Total	$816,765	$841,887

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015

Net income	$28,585	$33,689

Weighted average number of shares outstanding:
Basic	52,378	52,573
Dilutive effect of stock-based compensation awards	541	1,187
Diluted	52,919	53,760

Net income per share:
Basic	$0.55	$0.64
Diluted	$0.54	$0.63

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	1,919	527

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	March 31,	December 31,	March 31,
	2016	2015	2015
Secured credit agreement expiring January 27, 2020:
Term loan	$493,750	$500,000	$500,000
Revolving credit facility	130,000	140,000	175,000
Long-term debt	623,750	640,000	675,000
Unamortized deferred financing costs	(6,448)	(6,892)	(8,193)
Long-term debt, net of unamortized deferred financing costs	617,302	633,108	666,807
Less: current maturities	(25,000)	(25,000)	(6,250)
Long-term debt, less current maturities and net of unamortized deferred financing costs	$592,302	$608,108	$660,557

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

In connection with the termination of the prior credit agreement, $0.5 million of the $2.4 million of unamortized deferred financing costs were expensed in the first quarter of 2015. The remaining balance of $1.9 million along with the $6.6 million in capitalized financing costs related to the Credit Agreement are being amortized to interest expense over the five-year term of the Credit Agreement. Capitalized financing costs, net of accumulated amortization, are presented as a deduction from the corresponding debt liability for all periods presented.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of March 31, 2016 with a leverage ratio of 1.8x and an interest coverage ratio of 24.8x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate plus a predetermined margin which is determined by HSNi's leverage ratio. The interest rate on the $623.8 million outstanding long-term debt balance as of March 31, 2016 was 1.93%.  HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $8.6 million as of March 31, 2016. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of March 31, 2016, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $615.1 million.

NOTE 7—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi entered into a forward-starting interest rate swap agreement on December 20, 2012 with a notional amount of $187.5 million at a fixed rate of 0.8525%, resulting in an all-in fixed rate of 2.3525% based on HSNi's leverage ratio as of March 31, 2016. The interest rate swap took effect on January 31, 2014 with a maturity date in April 2017. Under this swap, HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swap effectively fixes the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swap was designated and qualified as a cash flow hedge; therefore, the effective portion of the changes in fair value is recorded in accumulated other comprehensive income (loss). Any ineffective portions of the changes in fair value of the interest rate swap will be immediately recognized in earnings in the consolidated statements of operations. The changes in fair value of the interest rate swap (inclusive of reclassifications to net income and net of tax) for the three months ended March 31, 2016 and 2015 were losses of approximately $0.2 million and $0.5 million, respectively, and were included in other comprehensive income (loss).

The fair values of the interest rate swap at March 31, 2016, December 31, 2015 and March 31, 2015 were liabilities of $0.6 million, $0.2 million and $0.6 million, respectively, and were recorded in "Other long-term liabilities" in the consolidated balance sheets. HSNi estimates that approximately $0.5 million of unrealized losses included in accumulated other comprehensive loss related to this swap will be realized and reported in earnings within the next twelve months. See Note 8 for discussion of the fair value measurements concerning this interest rate swap.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	March 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$552	$—	$552	$—

	December 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$169	$—	$169	$—

	March 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$596	$—	$596	$—
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
The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	March 31, 2016
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$493,750	$493,750	$—	$493,750	$—
Revolving credit facility	$130,000	$130,000	$—	$130,000	$—

	December 31, 2015
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$500,000	$500,000	$—	$500,000	$—
Revolving credit facility	$140,000	$140,000	$—	$140,000	$—

	March 31, 2015
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$500,000	$500,000	$—	$500,000	$—
Revolving credit facility	$175,000	$175,000	$—	$175,000	$—
The fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities (level 2 criteria).
HSNi assesses the impairment of goodwill and indefinite-lived intangible assets at fair value at least annually during the fourth quarter and whenever events or circumstances indicate that the carrying value may not be fully recoverable. Cornerstone continues to assess its brand portfolio, which could result in the divestiture of underperforming, less strategic brands. HSNi considered but determined it had no triggering events requiring an impairment assessment of its long-lived and intangible assets existed as of March 31, 2016 and 2015.
NOTE 9—INCOME TAXES
HSNi calculates its interim income tax provision in accordance with the accounting guidance for income taxes in interim periods. At the end of each interim period, HSNi makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date income or loss. The tax or benefit related to significant or unusual items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.
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
For the three months ended March 31, 2016, HSNi recorded a tax provision of $17.1 million which represents an effective tax rate of 37.4%. For the three months ended March 31, 2015, HSNi recorded a tax provision of $20.0 million which represents an effective tax rate of 37.3%.
The Internal Revenue Service ("IRS") has concluded its examination of HSNi's consolidated federal income tax return for the year ended December 31, 2010 and its limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. There are currently no income tax examinations in progress. New York State concluded an income tax examination of the years ended December 31, 2011 through December 31, 2013. No material adjustment to our tax liabilities resulted from this examination.
HSNi and several companies previously owned by IAC/InterActiveCorp, or IAC, were spun-off from IAC on August 20, 2008. In connection with the spin-off, HSNi entered into a Tax Sharing Agreement with IAC. Pursuant to this agreement, each of the companies included in the spin-off (the "Spincos") was indemnified by IAC for additional tax liabilities related to consolidated or combined federal and state tax returns prepared and filed by IAC prior to the spin-off. However, each Spinco agreed to, among other things, assume any additional tax liabilities related to their separately filed state income tax returns. All examinations have concluded or statutes of limitations have expired related to IAC's consolidated or combined federal and state tax returns for years including HSNi operations prior to the spin-off.
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

NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Selling and marketing	$1,808	$1,554
General and administrative	3,568	3,103
Stock-based compensation expense before income taxes	5,376	4,657
Income tax benefit	(1,876)	(1,651)
Stock-based compensation expense after income taxes	$3,500	$3,006

As of March 31, 2016, there was approximately $36.3 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.2 years.

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares (8.8 million shares after giving effect to the anti-dilution provisions of the Plan related to the special cash dividend paid in February 2015) of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of March 31, 2016, there were approximately 1.5 million shares of common stock available for grants under the Plan.
During the first quarter of 2016, HSNi granted approximately 92,000 performance share units ("PSUs") to certain executive employees. PSUs vest after a three year performance period. PSUs have rights to receive dividend equivalents that vest concurrently with the underlying PSUs once the requisite service has been rendered. Vesting percentages range between 0% and 200% of the target award based on HSNi's Total Shareholder Return relative to a peer group at the end of the performance period.

A summary of the stock-based awards granted during the three months ended March 31, 2016 is as follows:

	Three Months Ended March 31, 2016
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	928,990	$7.31
Restricted stock units	225,271	$44.89
Performance share units	92,290	$54.06
Employee stock purchase plan options	29,965	$12.18
Dividend equivalents due to quarterly dividend	5,724	-
The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the stock appreciation rights are estimated on the grant date using the Black-Scholes option pricing model. The fair value of PSUs is estimated on the grant date using a Monte-Carlo simulation pricing model which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The weighted average assumptions used in the valuation of each for the three months ended March 31, 2016 are as follows:

	Three Months Ended March 31, 2016
	Stock Appreciation Rights	Employee Stock Purchase Plan Options	Performance Share Units
Volatility factor	26.3%	34.4%	25.2%
Risk-free interest rate	1.23%	0.49%	0.89%
Expected term	4.5	0.5	2.9
Dividend yield	3.1%	2.8%	0.0%

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
Effective January 27, 2015, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase up to 4 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the three months ended March 31, 2016, HSNi acquired approximately 181,000 shares of its outstanding common stock for $8.7 million at an average price of $48.04. All shares were retired immediately following purchase. As of March 31, 2016, approximately 2.9 million shares remain authorized for repurchase under the program.
Dividend Policy
In the first quarter of 2016, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share resulting in a payment of $18.3 million on March 23, 2016 to HSNi's shareholders of record as of March 9, 2016.
In the second quarter of 2016, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid on June 15, 2016 to HSNi's shareholders of record as of June 1, 2016.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2016	2015
Accumulated other comprehensive income (loss) as of January 1,	$(95)	$127
Other comprehensive loss before reclassifications	(603)	(1,124)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	200	320
Income tax benefit	154	305
Other comprehensive loss, net of tax	(249)	(499)
Accumulated other comprehensive income (loss) as of March 31,	$(344)	$(372)

NOTE 12—COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, HSNi is a party to various audits, claims and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, product recalls, regulatory compliance, employment matters and other claims. HSNi has established reserves for specific legal, tax or other compliance matters for which it has determined the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal, tax or other matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

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

A summary of HSNi’s liability associated with exit activities, which is recorded in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets, are presented in the following table (in thousands):

Employee Related Costs
Balance at January 1, 2016	$3,221
Provisions	—
Payments	—
Adjustments	—
Balance at March 31, 2016	$3,221

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2015 and the following:

•	the influence of the macroeconomic environment and its impact on consumer confidence and spending levels;

•	our ability to attract new and retain existing customers in a cost-effective manner;

•	our exposure to intense competition and our ability to effectively compete for customers;

•	changes in our relationships with pay television operators, vendors, manufacturers and other third parties;

•	failure to attract and retain television viewers and secure a suitable programming tier of carriage and channel placement for the HSN television network programming;

•	changes in product shipping and handling costs particularly if we are unable to offset them;

•	any technological or regulatory developments that could negatively impact the way we do business, including developments requiring us to collect and remit state and local sales and use taxes;

•
risks associated with possible systems failures and/or security breaches, including, any security breach that results in the theft, transfer or unauthorized disclosure of customer, employee or company information, or the failure to comply with various laws applicable to HSNi in the event of such a breach;

•	HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective;

•	our ability to offer new or innovative products and services through various platforms in a cost effective manner and consumer acceptance of these products and services;

•	risks associated with litigation, audits, claims and assessments;

•	risks associated with acquisitions including the ability to successfully integrate new businesses and achieve expected benefits and results; and

•	the loss of any key member of our senior management team.
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
Results of Operations
Net Sales
Net sales primarily relate to the sale of merchandise, including shipping and handling fees, and are reduced by incentive discounts and actual and estimated sales returns. Sales taxes collected are not included in net sales. Digital sales include sales placed through our websites and our mobile applications using tablets and smart phones.
Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment. HSNi’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions.

	Three Months Ended March 31,
	2016	Change	2015
	(Dollars in thousands)
HSN	$578,383	(4)%	$600,492
Cornerstone	238,382	(1)%	241,395
Total HSNi net sales	$816,765	(3)%	$841,887
HSNi net sales in the first quarter of 2016 decreased 3%, or $25.1 million, due to a 4% sales decline at HSN and a 1% decline at Cornerstone. Digital sales grew 3% with penetration increasing 290 basis points to 51.5%. Gross units shipped in the first quarter of 2016 decreased 1.2% to 15.0 million and the average price point decreased 3.0% to $59.99.
HSN
HSN net sales in the first quarter of 2016 decreased 4%, or $22.1 million. Sales grew in electronics, wellness and culinary largely driven by increases in air-time on the HSN networks, offset by decreases in other categories.  Approximately half of the decline in net sales was attributable to the conclusion of a direct-response television marketing campaign during the current quarter. Sales from HSN's wholesale business increased in 2016 driven by an expanded product assortment sold to additional retail stores. Overall, the wholesale business represented 1.4% of HSN's net sales in the current quarter compared to 0.5% in the prior year. Digital sales grew 4% and penetration increased 310 basis points to 43.8%. The return rate decreased 90 basis points from 17.7% to 16.8% primarily due to a shift in sales mix to categories with lower return rates. Units shipped increased 0.2% to 12.1 million and average price point decreased 5.4% to $54.18.
Divisional retail product sales mix at HSN is provided in the table below:

	Three Months Ended March 31,
	2016	2015
Jewelry	8.4%	9.3%
Fashion (apparel & accessories)	15.4%	15.2%
Beauty & Health (including beauty, wellness and fitness)	30.0%	30.3%
Home & Other (including home, electronics, culinary and other) (a)	46.2%	45.2%
Total	100.0%	100.0%

(a) Includes product sold through direct-response television marketing.
Cornerstone
Cornerstone net sales in the first quarter of 2016 decreased 1%, or $3.0 million, due to lower sales in the apparel brands which were impacted by a decrease in catalog circulation. Digital sales grew 2% with penetration increasing 190 basis points to 70.0%. Catalog circulation was 83.7 million, consistent with the prior year. The return rate was 13.2% compared to 13.3% in the prior year.

The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended March 31,
	2016	2015
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements)	76.7%	75.2%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith)	23.3%	24.8%
Total	100.0%	100.0%

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in supply chain functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended March 31,
	2016	Change	2015
	(Dollars in thousands)
Gross profit:
HSN	$199,285	(4)%	$207,530
As a percentage of HSN net sales	34.5%	(10 bps)	34.6%
Cornerstone	$90,193	(3)%	$92,676
As a percentage of Cornerstone net sales	37.8%	(60 bps)	38.4%
HSNi	$289,478	(4)%	$300,206
As a percentage of HSNi net sales	35.4%	(30 bps)	35.7%
bp = basis points

HSN
Gross profit for HSN in the first quarter of 2016 decreased 4%, or $8.2 million. Gross profit as a percentage of net sales decreased 10 basis points to 34.5% primarily due to an increase in shipping promotions and changes in product mix, partially offset by lower procurement costs.
Cornerstone
Gross profit for Cornerstone in the first quarter of 2016 decreased 3%, or $2.5 million. Gross profit as a percentage of net sales decreased 60 basis points to 37.8% primarily due to increased promotional activity in the home brands, partially offset by lower procurement costs.

Selling and Marketing Expense
Selling and marketing expense consists primarily of advertising and promotional expenditures; compensation and other employee-related costs (including stock-based compensation) for personnel engaged in customer service, sales and merchandising, production and programming functions; on-air distribution costs, including costs to purchase media for direct-response television marketing; and marketing partnership programs. Advertising and promotional expenditures primarily include catalog production and distribution costs and online marketing, including fees paid to search engine companies and third-party distribution partners, as well as other advertising and promotional campaigns. Certain prior period amounts previously included in general and administrative expense have been reclassified to selling and marketing expense to conform to the current year's presentation.

	Three Months Ended March 31,
	2016	Change	2015
	(Dollars in thousands)
HSN	$105,570	—%	$105,735
As a percentage of HSN net sales	18.3%	70 bps	17.6%
Cornerstone	$73,591	—%	$73,471
As a percentage of Cornerstone net sales	30.9%	50 bps	30.4%
HSNi	$179,161	—%	$179,206
As a percentage of HSNi net sales	21.9%	60 bps	21.3%
HSNi's selling and marketing expense in the first quarter of 2016 was $179.2 million, consistent with prior year and was 21.9% of net sales compared to 21.3% in the prior year.
HSN
HSN's selling and marketing expense in the first quarter of 2016 decreased $0.2 million compared to the prior year primarily due to a decrease in media expense related to direct-response television marketing, offset by higher on-air distribution costs driven by expanded carriage of HSN2 and increased advertising costs related to the recent expansion of HSN's wholesale business. Selling and marketing expense was 18.3% of net sales compared to 17.6% in the prior year largely due to the timing of advertising costs to support the recent expansion of the wholesale business.
Cornerstone
Cornerstone's selling and marketing expense in the first quarter of 2016 increased $0.1 million and was 30.9% of net sales compared to 30.4% in the prior year. There was an increase in expenses related to Cornerstone's additional retail and outlet stores that was offset by lower catalog costs.

General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debts; facilities costs; and fees for professional services. Certain prior period amounts previously included in general and administrative expense have been reclassified to selling and marketing expense to conform to the current year's presentation.

	Three Months Ended March 31,
	2016	Change	2015
	(Dollars in thousands)
HSN	$37,068	(6)%	$39,448
As a percentage of HSN net sales	6.4%	(20 bps)	6.6%
Cornerstone	$12,895	(3)%	$13,294
As a percentage of Cornerstone net sales	5.4%	(10 bps)	5.5%
HSNi	$49,963	(5)%	$52,742
As a percentage of HSNi net sales	6.1%	(20 bps)	6.3%
HSNi’s general and administrative expense in the first quarter of 2016 decreased 5%, or $2.8 million, and was 6.1% of net sales compared to 6.3% in the prior year. The decrease is primarily due to lower employee-related costs and additional costs incurred in the prior year associated with a special cash dividend.

HSN
HSN's general and administrative expense in the first quarter of 2016 decreased 6%, or $2.4 million, and was 6.4% of net sales compared to 6.6% in the prior year. The decrease is primarily due to lower employee-related costs, particularly for severance and performance-based incentives, and additional costs incurred in the prior year associated with a special cash dividend.
Cornerstone
Cornerstone's general and administrative expense in the first quarter of 2016 decreased 3%, or $0.4 million, primarily due to a decrease in employee-related costs. Cornerstone's general and administrative expense was 5.4% of net sales, compared to 5.5% in the prior year.
Depreciation and Amortization

	Three Months Ended March 31,
	2016	Change	2015
	(Dollars in thousands)
HSN	$7,003	(6)%	$7,419
Cornerstone	3,522	(8)%	3,830
HSNi	$10,525	(6)%	$11,249
As a percentage of HSNi net sales	1.3%	-	1.3%

Depreciation and amortization in the first quarter of 2016 decreased 6%, or $0.7 million. The depreciation of capital expenditures related to HSN's warehouse automation project is expected to begin when it is put into service in mid-2016.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure. Please refer to Note 4 of the Notes to Consolidated Financial Statements for the reconciliation of Adjusted EBITDA to operating income.

	Three Months Ended March 31,
	2016	Change	2015
	(Dollars in thousands)
HSN	$60,690	(8)%	$66,190
As a percentage of HSN net sales	10.5%	(50 bps)	11.0%
Cornerstone	$5,042	(28)%	$6,961
As a percentage of Cornerstone net sales	2.1%	(80 bps)	2.9%
HSNi	$65,732	(10)%	$73,151
As a percentage of HSNi net sales	8.0%	(70 bps)	8.7%
HSNi's Adjusted EBITDA in the first quarter of 2016 decreased 10%, or $7.4 million, and was 8.0% of net sales compared to 8.7% in the prior year. The decrease was primarily due to the 3% decrease in net sales and 30 basis point decline in gross profit as a percentage of net sales. Operating expenses as a percentage of net sales (excluding non-cash charges) were 27.4% compared to 27.0% in the prior year.
HSN
HSN's Adjusted EBITDA for the first quarter of 2016 decreased 8%, or $5.5 million. Net sales and operating expenses declined 4% and 2%, respectively, resulting in Adjusted EBITDA as a percentage of net sales of 10.5% compared to 11.0% in the prior year. Approximately $2.5 million of the decrease in Adjusted EBITDA is due to the conclusion of a direct-response television marketing campaign during the current quarter.

Cornerstone
Cornerstone's Adjusted EBITDA for the first quarter of 2016 decreased 28%, or $1.9 million, and was 2.1% of net sales compared to 2.9% in the prior year. The decrease was primarily due to lower sales in the apparel brands and a decrease in gross profit as a percentage of net sales driven largely by higher promotional activity in the home brands. Operating expenses (excluding non-cash charges) decreased $0.6 million and were 35.7% of net sales compared to 35.5% in the prior year.
Operating Income

	Three Months Ended March 31,
	2016	Change	2015
	(Dollars in thousands)
HSN	$49,645	(10)%	$54,928
As a percentage of HSN net sales	8.6%	(50 bps)	9.1%
Cornerstone	$184	(91)%	$2,081
As a percentage of Cornerstone net sales	0.1%	(80 bps)	0.9%
HSNi	$49,829	(13)%	$57,009
As a percentage of HSNi net sales	6.1%	(70 bps)	6.8%
HSNi's operating income in the first quarter of 2016 decreased 13%, or $7.2 million, and was 6.1% of net sales compared to 6.8% in the prior year. The decrease was driven by the 3% decrease in net sales and 30 basis point decline in gross profit as a percentage of net sales, partially offset by a 1.5% decrease in operating expenses.
Other Income (Expense)

	Three Months Ended March 31,
	2016	Change	2015
	(Dollars in thousands)
Interest income	$25	(34)%	$40
Interest expense	(4,172)	25%	(3,337)
Total other expense, net	$(4,147)	26%	$(3,297)
As a percentage of HSNi net sales	0.5%	10 bps	0.4%

Interest expense for the three months ended March 31, 2016 increased $0.8 million compared to the prior year primarily due to a higher average outstanding debt balance and increase in interest rate, partially offset by the write-off of $0.5 million of deferred financing fees in the prior year related to the credit agreement that was terminated in January 2015.
Income Tax Provision
For the three months ended March 31, 2016 and March 31, 2015, HSNi recorded a tax provisions of $17.1 million and $20.0 million, which represents effective tax rates of 37.4% and 37.3%, respectively.
Liquidity and Capital Resources
As of March 31, 2016, HSNi had $46.8 million of cash and cash equivalents compared to $63.9 million as of December 31, 2015 and $77.5 million as of March 31, 2015.
Net cash provided by operating activities for the three months ended March 31, 2016 was $32.4 million compared to $36.3 million in the prior year, a decrease of $3.9 million. Changes in the cash used for working capital were primarily attributable to inventories, accounts receivable and the timing of payments for income taxes and accrued expenses. There was a decrease in cash used for inventories in 2016 compared to the prior year stemming from HSNi's efforts in the first quarter of 2015 to rebuild inventory to more normalized levels. Collections of accounts receivable were lower in 2016 compared to the prior year due to the lower outstanding accounts receivable balance at the end of 2015 compared to 2014.
Net cash used in investing activities for the three months ended March 31, 2016 was $5.1 million and was related to capital expenditures primarily for investments in information technology and infrastructure.

Net cash used in financing activities for the three months ended March 31, 2016 was $44.4 million. Net repayments of HSNi's long-term debt during the current quarter, including for the term loan and revolving credit facility, were $16.2 million. HSNi paid a quarterly cash dividend of $0.35 per share, representing an aggregate payment of $18.3 million. HSNi also paid $8.7 million for approximately 0.2 million shares of common stock repurchased during the three months ended March 31, 2016.

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated Credit Agreement. The Credit Agreement replaced the prior $600 million credit agreement that was set to expire in April 2017. The Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. HSNi drew $500 million from its term loan and $200 million under the revolving credit facility, both under the Credit Agreement, in the first quarter of 2015 to repay in full its existing term loan of $228.1 million and to fund the $524 million special cash dividend that was paid in February 2015.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of March 31, 2016 with a leverage ratio of 1.8x and an interest coverage ratio of 24.8x. Loans under the Credit Agreement bear interest at a per annum rate equal to a LIBOR rate plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%. HSNi can elect to borrow at either a LIBOR rate or the Base Rate and the predetermined margin is determined by HSNi's leverage ratio. HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $8.6 million as of March 31, 2016. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2016, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $615.1 million.
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
Effective January 27, 2015, HSNi's Board of Directors authorized a new 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the three months ended March 31, 2016, HSNi repurchased approximately 181,000 shares of common stock at a cost of $8.7 million, or an average cost of $48.04 per share. As of March 31, 2016, approximately 2.9 million shares remain authorized for repurchase under the program.
HSNi anticipates it will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2016 are planned at approximately $60 million to $70 million and primarily relate to investments in information technology, Cornerstone's retail expansion and infrastructure. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.
In the second quarter of 2016, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. The dividend will be paid on June 15, 2016 to HSNi's record holders as of June 1, 2016.

Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of HSNi's market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in HSNi's Annual Report on Form 10-K for the year ended December 31, 2015. No material changes have occurred in HSNi's market risks since December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2016. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Part I. Item 1A., “Risk Factors,” of HSNi's Annual Report on Form 10-K for the year ended December 31, 2015, for a detailed discussion of the risk factors affecting HSNi. There have been no material changes from the risk factors described in the annual report.

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
Below is a summary of our common stock repurchases during the first quarter of 2016:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2016 - January 31, 2016	180,501	$48.04	180,501	2,871,724
February 1, 2016 - February 29, 2016	—	$—	—	2,871,724
March 1, 2016 - March 31, 2016	—	$—	—	2,871,724
	180,501	$48.04	180,501

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015, (iii) Consolidated Balance Sheets as of March 31, 2016, December 31, 2015 and March 31, 2015, (iv) Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2016 and Year Ended December 31, 2015, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2016	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)