Form 10-Q
period 2016-06-30
HSN, Inc.
filed 2016-08-04
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
As of August 3, 2016, the registrant had 52,262,269 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$854,308	$885,642	$1,671,074	$1,727,529
Cost of sales	542,484	549,105	1,069,772	1,090,787
Gross profit	311,824	336,537	601,302	636,742
Operating expenses:
Selling and marketing	188,056	196,104	367,217	375,309
General and administrative	46,453	58,645	96,415	111,387
Depreciation and amortization	10,701	11,085	21,227	22,334
Asset impairment	20,400	—	20,400	—
Total operating expenses	265,610	265,834	505,259	509,030
Operating income	46,214	70,703	96,043	127,712
Other income (expense):
Interest income	245	94	97	134
Interest expense	(4,085)	(3,974)	(8,084)	(7,311)
Total other expense, net	(3,840)	(3,880)	(7,987)	(7,177)
Income before income taxes	42,374	66,823	88,056	120,535
Income tax provision	(15,929)	(25,191)	(33,026)	(45,214)
Net income	$26,445	$41,632	$55,030	$75,321

Net income per share:
Basic	$0.50	$0.79	$1.05	$1.43
Diluted	$0.50	$0.78	$1.04	$1.40
Shares used in computing earnings per share:
Basic	52,394	52,683	52,386	52,628
Diluted	52,941	53,675	52,930	53,718
Dividends declared per share	$0.35	$0.35	$0.70	$10.70

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$26,445	$41,632	$55,030	$75,321
Other comprehensive (loss) income:
Change in fair value of derivative instrument, net of tax	(1,238)	18	(1,487)	(482)
Other comprehensive (loss) income, net of tax	(1,238)	18	(1,487)	(482)
Comprehensive income	$25,207	$41,650	$53,543	$74,839

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,	June 30,
	2016	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$54,756	$63,926	$74,177
Accounts receivable, net of allowance of $17,197, $20,631 and $13,625, respectively	208,380	306,575	195,468
Inventories	416,034	428,025	448,792
Prepaid expenses and other current assets	74,131	45,402	61,241
Total current assets	753,301	843,928	779,678
Property and equipment, net	205,492	211,793	199,906
Intangible assets, net	253,622	255,268	261,863
Goodwill	9,858	9,858	9,858
Other non-current assets	13,938	13,724	10,475
TOTAL ASSETS	$1,236,211	$1,334,571	$1,261,780
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$226,806	$254,704	$222,857
Current maturities of long-term debt	25,000	25,000	12,500
Accrued expenses and other current liabilities	183,400	235,042	183,634
Total current liabilities	435,206	514,746	418,991
Long-term debt, less current maturities and net of unamortized deferred financing costs	578,493	608,108	654,711
Deferred income taxes	38,900	44,498	52,223
Other long-term liabilities	21,754	20,657	21,405
Total liabilities	1,074,353	1,188,009	1,147,330
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,266,366, 52,377,798 and 52,781,048 issued shares at June 30, 2016, December 31, 2015 and June 30, 2015, respectively	523	524	528
Additional paid-in capital	1,047,539	1,085,785	1,147,847
Accumulated deficit	(884,622)	(939,652)	(1,033,570)
Accumulated other comprehensive loss	(1,582)	(95)	(355)
Total shareholders’ equity	161,858	146,562	114,450
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,236,211	$1,334,571	$1,261,780

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	—	$—	52,426	$524	$1,710,581	$(1,108,891)	$127	$602,341
Net income	—	—	—	—	—	169,239	—	169,239
Other comprehensive loss	—	—	—	—	—	—	(222)	(222)
Stock-based compensation expense for equity awards	—	—	—	—	18,408	—	—	18,408
Cash dividends declared on common stock	—	—	—	—	(597,864)	—	—	(597,864)
Issuance of common stock from stock-based compensation awards, including tax benefit of $12,526	—	—	900	9	13,161	—	—	13,170
Repurchases of common stock	—	—	(948)	(9)	(58,501)	—	—	(58,510)
Balance as of December 31, 2015	—	—	52,378	524	1,085,785	(939,652)	(95)	146,562
Net income	—	—	—	—	—	55,030	—	55,030
Other comprehensive loss	—	—	—	—	—	—	(1,487)	(1,487)
Stock-based compensation expense for equity awards	—	—	—	—	10,460	—	—	10,460
Cash dividends declared on common stock	—	—	—	—	(36,600)	—	—	(36,600)
Issuance of common stock from stock-based compensation awards, including income tax effect of $250	—	—	120	1	(979)	—	—	(978)
Repurchases of common stock	—	—	(232)	(2)	(11,127)	—	—	(11,129)
Balance as of June 30, 2016	—	$—	52,266	$523	$1,047,539	$(884,622)	$(1,582)	$161,858

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$55,030	$75,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,227	22,334
Stock-based compensation expense	10,460	9,424
Asset impairment	20,400	—
Amortization of debt issuance costs	885	1,276
Deferred income taxes	(4,705)	(3,611)
Bad debt expense	9,355	13,338
Excess tax benefits from stock-based awards	(78)	(8,251)
Other	(30)	673
Changes in current assets and liabilities:
Accounts receivable	88,421	108,998
Inventories	(11,576)	(50,087)
Prepaid expenses and other assets	(20,291)	(17,023)
Accounts payable, accrued expenses and other current liabilities	(80,997)	(80,092)
Net cash provided by operating activities	88,101	72,300
Cash flows from investing activities:
Capital expenditures	(17,688)	(26,242)
Other	(1,652)	6
Net cash used in investing activities	(19,340)	(26,236)
Cash flows from financing activities:
Borrowings under term loan	—	500,000
Repayment of term loan	(12,500)	(228,125)
Borrowings under revolving credit facility	117,000	225,000
Repayment of revolving credit facility	(135,000)	(50,000)
Repurchase of common stock	(10,180)	(18,335)
Payments of debt issuance costs	—	(6,620)
Cash dividends paid	(36,600)	(561,182)
Proceeds from issuance of common stock	1,170	11,357
Tax withholdings related to stock-based awards	(1,899)	(12,218)
Excess tax benefits from stock-based awards	78	8,251
Net cash used in financing activities	(77,931)	(131,872)
Net decrease in cash and cash equivalents	(9,170)	(85,808)
Cash and cash equivalents at beginning of period	63,926	159,985
Cash and cash equivalents at end of period	$54,756	$74,177

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks and other direct-response television marketing; (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Chasing Fireflies, Frontgate, Garnet Hill, Grandin Road, Improvements and TravelSmith; (iii) websites, which consist primarily of HSN.com, joymangano.com and the seven branded websites operated by Cornerstone; (iv) mobile applications; (v) retail and outlet stores; and (vi) wholesale distribution of certain proprietary products to other retailers. HSNi’s television home shopping business, related digital sales, outlet stores and wholesale distribution are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.” Chasing Fireflies and TravelSmith, two of the apparel brands in the Cornerstone portfolio, were classified as assets held for sale as of June 30, 2016. See Note 14 for further discussion of assets held for sale.
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

Reclassifications

Reclassifications were made to prior period amounts to conform to the current year's presentation. Changes included the reclassification of certain operating expenses in the consolidated statement of operations and reclassification of deferred income taxes and deferred financing costs in the consolidated balance sheets due to the implementation of recent accounting standard updates. Current deferred tax assets of $29.8 million in the June 30, 2015 consolidated balance sheet were reclassified as non-current and netted against non-current deferred tax liabilities as a result of retrospectively adopting ASU 2015-17, Balance Sheet Classification of Deferred Taxes, in the fourth quarter of 2015.
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
NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	June 30,	December 31,	June 30,
	2016	2015	2015
Capitalized software	$238,511	$234,249	$227,804
Computer and broadcast equipment	93,066	91,533	92,995
Buildings and leasehold improvements	109,640	108,656	105,777
Furniture and other equipment	97,913	96,512	95,141
Projects in progress	56,860	55,294	40,842
Land and land improvements	10,635	10,597	10,543
	606,625	596,841	573,102
Less: accumulated depreciation and amortization	(401,133)	(385,048)	(373,196)
Total property and equipment, net	$205,492	$211,793	$199,906

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$66,280	$16,121	$82,401	$68,194	$21,831	$90,025
Stock-based compensation expense	(3,867)	(1,217)	(5,084)	(3,617)	(1,151)	(4,768)
Depreciation and amortization	(7,275)	(3,426)	(10,701)	(7,590)	(3,495)	(11,085)
Distribution center closure (a)	—	—	—	(3,032)	—	(3,032)
Asset impairment (b)	—	(20,400)	(20,400)	—	—	—
Loss on disposition of fixed assets	—	(2)	(2)	(430)	(7)	(437)
Operating income	$55,138	$(8,924)	46,214	$53,525	$17,178	70,703
Total other expense, net			(3,840)			(3,880)
Income before income taxes			42,374			66,823
Income tax provision			(15,929)			(25,191)
Net income			$26,445			$41,632

(a) In the second quarter of 2015, HSN recorded a $3.0 million charge associated with the planned closure of one of its distribution centers as part of its supply chain optimization initiative. See Note 13 for further information.

(b) In the second quarter of 2016, Cornerstone recorded a non-cash impairment charge of $20.4 million associated with the assets held for sale. See Note 14 for further information.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$126,971	$21,163	$148,134	$134,384	$28,791	$163,175
Stock-based compensation expense	(7,906)	(2,554)	(10,460)	(7,226)	(2,198)	(9,424)
Depreciation and amortization	(14,278)	(6,949)	(21,227)	(15,008)	(7,326)	(22,334)
Distribution center closure (a)	—	—	—	(3,032)	—	(3,032)
Asset impairment (b)	—	(20,400)	(20,400)	—	—	—
Loss on disposition of fixed assets	(4)	—	(4)	(665)	(8)	(673)
Operating income	$104,783	$(8,740)	96,043	$108,453	$19,259	127,712
Total other expense, net			(7,987)			(7,177)
Income before income taxes			88,056			120,535
Income tax provision			(33,026)			(45,214)
Net income			$55,030			$75,321
(a) In the second quarter of 2015, HSN recorded a $3.0 million charge associated with the planned closure of one of its distribution centers as part of its supply chain optimization initiative. See Note 13 for further information.

(b) In the second quarter of 2016, Cornerstone recorded a non-cash impairment charge of $20.4 million associated with the assets held for sale. See Note 14 for further information.

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales:
HSN	$557,163	$572,304	$1,135,547	$1,172,796
Cornerstone	297,145	313,338	535,527	554,733
Total	$854,308	$885,642	$1,671,074	$1,727,529

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$26,445	$41,632	$55,030	$75,321

Weighted average number of shares outstanding:
Basic	52,394	52,683	52,386	52,628
Dilutive effect of stock-based compensation awards	547	992	544	1,090
Diluted	52,941	53,675	52,930	53,718

Net income per share:
Basic	$0.50	$0.79	$1.05	$1.43
Diluted	$0.50	$0.78	$1.04	$1.40

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	1,849	550	1,884	538

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	June 30,	December 31,	June 30,
	2016	2015	2015
Secured credit agreement expiring January 27, 2020:
Term loan	$487,500	$500,000	$500,000
Revolving credit facility	122,000	140,000	175,000
Long-term debt	609,500	640,000	675,000
Unamortized deferred financing costs	(6,007)	(6,892)	(7,789)
Long-term debt, net of unamortized deferred financing costs	603,493	633,108	667,211
Less: current maturities	(25,000)	(25,000)	(12,500)
Long-term debt, less current maturities and net of unamortized deferred financing costs	$578,493	$608,108	$654,711

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x (both as defined in the Credit Agreement). HSNi was in compliance with all such covenants as of June 30, 2016 with a leverage ratio of 1.8x and an interest coverage ratio of 24.0x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. The Credit Agreement also contains provisions that limit the ability of HSNi to make Restricted Payments, defined as cash dividends, distribution of other property, repurchase of the Company’s common stock, prepayment or redemption of debt, etc., however, so long as the Company’s leverage ratio is below 3.00x after giving pro forma effect to any proposed Restricted Payments, the amount of such Restricted Payments are not limited. In the event the Company’s leverage ratio is equal to or greater than 3.00x or after giving pro forma effect to any proposed Restricted Payments, then such Restricted Payments are limited to $150 million in any such fiscal year. The current cash dividend of $1.40 annually per share represents a Restricted Payment of approximately $73.2 million.  Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate plus a predetermined margin which is determined by HSNi's leverage ratio. The interest rate on the $609.5 million outstanding long-term debt balance as of June 30, 2016 was 2.29%.  HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $7.0 million as of June 30, 2016. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of June 30, 2016, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $621.0 million.

NOTE 7—DERIVATIVE INSTRUMENTS
HSNi uses derivatives in the management of its interest rate risk with respect to its variable rate debt. HSNi's strategy is to eliminate the cash flow risk on a portion of its variable rate debt caused by changes in the benchmark interest rate (LIBOR). Derivative instruments are not entered into for speculative purposes.

HSNi uses interest rate swap contracts to eliminate the cash flow risk on a portion of its variable rate debt. HSNi pays at a fixed rate and receives payments at a variable rate based on one-month LIBOR. The swaps effectively fix the floating LIBOR-based interest of our outstanding LIBOR-based debt. The interest rate swaps were designated and qualified as cash flow hedges; therefore, the effective portions of the changes in fair value are recorded in accumulated other comprehensive income (loss). Any ineffective portions of the changes in fair value of the interest rate swaps will be immediately recognized in earnings in the consolidated statements of operations.

The interest rate swaps effectively convert $187.5 million of our variable rate term loan to a fixed-rate of 0.8525% through April 2017, and then increases to $250.0 million in April 2017 with a maturity date in January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of June 30, 2016, the all-in fixed rate was 2.3525%. The changes in fair value of the interest rate swaps (inclusive of reclassifications to net income and net of tax) for the three months ended June 30, 2016 and 2015 were a loss of approximately $1.2 million and income of less than $0.1 million, respectively, and were included in other comprehensive income (loss). The changes in fair value of the interest rate swap (inclusive of reclassifications to net income and net of tax) for the six months ended June 30, 2016 and 2015 were losses of approximately $1.5 million and $0.5 million, respectively, and were included in other comprehensive income (loss).

The fair values of the interest rate swaps at June 30, 2016, December 31, 2015 and June 30, 2015 were liabilities of $2.5 million, $0.2 million and $0.6 million, respectively, and were recorded in "Other long-term liabilities" in the consolidated balance sheets. HSNi estimates that approximately $0.8 million of unrealized losses included in accumulated other comprehensive loss related to these swaps will be realized and reported in earnings within the next twelve months. See Note 8 for discussion of the fair value measurements concerning these interest rate swaps.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	June 30, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$2,528	$—	$2,528	$—

	December 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$169	$—	$169	$—

	June 30, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$568	$—	$568	$—
HSNi's interest rate swaps are carried on the balance sheet at fair value. The swaps are entered into for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. The fair value is based on a valuation model which utilizes interest rate yield curves and credit spreads as the significant inputs to the model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.

The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	June 30, 2016
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$487,500	$487,500	$—	$487,500	$—
Revolving credit facility	$122,000	$122,000	$—	$122,000	$—

	December 31, 2015
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$500,000	$500,000	$—	$500,000	$—
Revolving credit facility	$140,000	$140,000	$—	$140,000	$—

	June 30, 2015
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$500,000	$500,000	$—	$500,000	$—
Revolving credit facility	$175,000	$175,000	$—	$175,000	$—
The fair value of the term loan was estimated by discounting expected cash flows at the rates currently offered to HSNi for debt of the same remaining maturities (level 2 criteria).
HSNi assesses the impairment of goodwill and indefinite-lived intangible assets at fair value at least annually during the fourth quarter and whenever events or circumstances indicate that the carrying value may not be fully recoverable. HSNi also measures certain assets, such as property and equipment and definite-lived intangible assets, at fair value on a non-recurring basis. As of June 30, 2016, the assets and liabilities of Chasing Fireflies and TravelSmith were considered to be a disposal group held for sale. Therefore, the disposal group was measured at its fair value less the estimated costs to sell which resulted in a non-cash asset impairment charge of $20.4 million that was recognized during the three months ended June 30, 2016.
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
For the three and six months ended June 30, 2016, HSNi recorded tax provisions of $15.9 million and $33.0 million, respectively, which represents effective tax rates of 37.6% and 37.5%. For the three and six months ended June 30, 2015, HSNi recorded tax provisions of $25.2 million and $45.2 million, respectively, which represents effective tax rates of 37.7% and 37.5%.
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

NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Selling and marketing	$1,702	$1,598	$3,510	$3,152
General and administrative	3,382	3,170	6,950	6,272
Stock-based compensation expense before income taxes	5,084	4,768	10,460	9,424
Income tax benefit	(1,765)	(1,707)	(3,641)	(3,358)
Stock-based compensation expense after income taxes	$3,319	$3,061	$6,819	$6,066

As of June 30, 2016, there was approximately $31.6 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.0 years.

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares (8.8 million shares after giving effect to the anti-dilution provisions of the Plan related to the special cash dividend paid in February 2015) of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of June 30, 2016, there were approximately 1.6 million shares of common stock available for grants under the Plan.
During the first quarter of 2016, HSNi granted approximately 92,000 performance share units ("PSUs") to certain executive employees. PSUs vest after a three year performance period. PSUs have rights to receive dividend equivalents that vest concurrently with the underlying PSUs once the requisite service has been rendered. Vesting percentages range between 0% and 200% of the target award based on HSNi's Total Shareholder Return relative to a peer group at the end of the performance period. The compensation expense for these PSUs is based on the fair value of the awards measured at the grant date and is expensed ratably over the vesting term.
A summary of the stock-based awards granted during the six months ended June 30, 2016 is as follows:

	Six Months Ended June 30, 2016
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	928,990	$7.31
Restricted stock units	258,676	$45.54
Performance share units	92,290	$54.06
Employee stock purchase plan options	29,965	$12.18
Dividend equivalents due to quarterly dividend	9,394	-

The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the stock appreciation rights are estimated on the grant date using the Black-Scholes option pricing model. The fair value of PSUs is estimated on the grant date using a Monte-Carlo simulation pricing model which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The weighted average assumptions used in the valuation of each for the six months ended June 30, 2016 are as follows:

	Six Months Ended June 30, 2016
	Stock Appreciation Rights	Employee Stock Purchase Plan Options	Performance Share Units
Volatility factor	26.3%	34.4%	25.2%
Risk-free interest rate	1.23%	0.49%	0.89%
Expected term	4.5	0.5	2.9
Dividend yield	3.1%	2.8%	0.0%

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
Effective January 27, 2015, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase up to 4 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the six months ended June 30, 2016, HSNi acquired approximately 232,000 shares of its outstanding common stock for $11.1 million at an average price of $47.92. All shares were retired immediately following purchase. As of June 30, 2016, approximately 2.8 million shares remain authorized for repurchase under the program.
Dividend Policy
In the second quarter of 2016, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share resulting in a payment of $18.3 million on June 15, 2016 to HSNi's shareholders of record as of June 1, 2016.
In the third quarter of 2016, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid on September 22, 2016 to HSNi's shareholders of record as of September 7, 2016.

Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) (in thousands):

	Six Months Ended June 30,
	2016	2015
Accumulated other comprehensive (loss) income as of January 1,	$(95)	$127
Other comprehensive loss before reclassifications	(2,775)	(1,414)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	395	637
Income tax benefit	893	295
Other comprehensive loss, net of tax	(1,487)	(482)
Accumulated other comprehensive (loss) income as of June 30,	$(1,582)	$(355)

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

NOTE 13—COSTS ASSOCIATED WITH AN EXIT ACTIVITY

As part of its supply chain optimization initiative designed to increase operational efficiencies and enhance customer service, HSNi announced in June 2015 its plan to close the HSN distribution center in Roanoke, Virginia and expand the capabilities of its distribution center in Piney Flats, Tennessee. The closure will involve the eventual elimination of approximately 350 positions at the Virginia facility. HSNi expects the closure to occur in accordance with an eighteen-month transition plan and be substantially completed by 2017.

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

A summary of HSNi’s liability associated with exit activities, which is recorded in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets, are presented in the following table (in thousands):

Employee Related Costs
Balance at January 1, 2016	$3,221
Provisions	—
Payments	(10)
Adjustments	—
Balance at June 30, 2016	$3,211

NOTE 14—ASSETS HELD FOR SALE AND SUBSEQUENT EVENT
During the second quarter of 2016, HSNi committed to a plan to sell Chasing Fireflies and TravelSmith, two of the apparel brands included within the Cornerstone segment. HSNi determined the sale of these businesses would not represent a strategic shift in its business nor will it have a major effect on its consolidated results of operations, financial position or cash flows. Accordingly, the disposal group is not presented in the consolidated financial statements as a discontinued operation.
The net assets and liabilities of Chasing Fireflies and TravelSmith were measured at their fair value less the estimated costs to sell resulting in a non-cash asset impairment charge of $20.4 million recorded in the second quarter of 2016. This impairment charge is recorded in the consolidated statements of operations in the line item “Asset impairment.” The assets are largely represented by $23.6 million of inventory and, net of impairment charges of $20.4 million, total $9.8 million and have been reclassified to “Prepaid expenses and other current assets” and approximately $5.5 million of current liabilities have been reclassified to “Accrued expenses and other current liabilities" as of June 30, 2016 in the accompanying balance sheet.
In July 2016, HSNi entered into a non-binding letter of intent with an exclusivity period of 30 days to sell its TravelSmith and Chasing Fireflies businesses.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$557,163	(3)%	$572,304	$1,135,547	(3)%	$1,172,796
Cornerstone	297,145	(5)%	313,338	535,527	(3)%	554,733
Total HSNi net sales	$854,308	(4)%	$885,642	$1,671,074	(3)%	$1,727,529
HSNi net sales in the second quarter of 2016 decreased 4%, or $31.3 million, due to a 3% sales decline at HSN and a 5% decline at Cornerstone. HSNi’s results were impacted by its deliberate actions to reposition the business while navigating through a highly promotional retail environment and the impact of a weaker season in the outdoor category. HSNi expects it will continue to be impacted in the third quarter of 2016 by the competitive retail landscape as well as potential viewership distractions such as the presidential election process and the Summer Olympics. Digital sales, which remain a key area of strategic focus as HSNi pursues opportunities to optimize its content across multiple distributed commerce platforms, grew 2%

compared to the prior year. Digital sales penetration increased 270 basis points to 52.6%. Gross units shipped in the second quarter of 2016 decreased 3% to 14.2 million and the average price point decreased 1% to $66.40.
HSNi net sales in the six months ended June 30, 2016 decreased 3%, or $56.5 million, due to a 3% sales decline at HSN and a 3% decline at Cornerstone. Digital sales grew 2% with penetration increasing 280 basis points to 52.1%. Gross units shipped in the six months ended June 30, 2016 decreased 2% to 29.2 million and the average price point decreased 2% to $63.11.
HSN
HSN net sales in the second quarter of 2016 decreased 3%, or $15.1 million. Sales grew in electronics and beauty, offset by decreases in other product categories and in shipping and handling revenues.  Approximately one-third of the decline in net sales was attributable to the conclusion of a direct-response television marketing campaign in the prior quarter. Shipping and handling revenues decreased primarily due to an increase in shipping and handling promotions, a trend we expect to continue. Digital sales grew 5% with penetration increasing 330 basis points to 43.6%. The return rate improved 60 basis points from 18.0% to 17.4%. Units shipped decreased 2% to 11.1 million and average price point decreased 2% to $57.26.
HSN net sales in the six months ended June 30, 2016 decreased 3%, or $37.2 million. Sales grew in electronics, wellness and culinary largely driven by increases in air-time on the HSN networks, offset by decreases in other categories and in shipping and handling revenues.  Approximately half of the decline in net sales was attributable to the conclusion of a direct-response television marketing campaign during the prior quarter. Shipping and handling revenues decreased primarily due to an increase in shipping and handling promotions. Digital sales grew 4% and penetration increased 320 basis points to 43.7%. The return rate improved 70 basis points from 17.8% to 17.1% primarily due to a shift in sales mix to categories with lower return rates. Units shipped decreased 1% to 23.2 million and average price point decreased 4% to $55.66.
Divisional retail product sales mix at HSN is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Jewelry	9.2%	9.6%	8.8%	9.4%
Fashion (apparel & accessories)	18.3%	18.4%	16.9%	16.7%
Beauty & Health (including beauty, wellness and fitness)	24.0%	24.8%	25.3%	25.6%
Home & Other (including home, electronics, culinary and other) (a)	48.5%	47.2%	49.0%	48.3%
Total	100.0%	100.0%	100.0%	100.0%

(a) Includes product sold through direct-response television marketing.
Cornerstone
Cornerstone net sales in the second quarter of 2016 decreased 5%, or $16.2 million, driven by weakness in the outdoor category within the home brands and by lower catalog circulation. The home brands, particularly in the luxury market, were impacted by a highly competitive environment leading to increased promotional activity to drive sales demand. Digital sales decreased 2% but penetration increased 200 basis points to 69.4%. Catalog circulation decreased 6% to 80.7 million driven by a strategic decision to reduce circulation in certain brands. The return rate was 12.5% compared to 12.7% in the prior year. Cornerstone had 14 retail and outlet stores open as of June 30, 2016 compared to 11 in the prior year.
Cornerstone net sales in the six months ended June 30, 2016 decreased 3%, or $19.2 million, driven by lower catalog circulation. Catalog circulation was 164.4 million, a decrease of 3% compared to prior year. Digital sales were relatively unchanged but digital sales penetration increased 200 basis points to 69.7%. The return rate was 12.8% compared to 13.0% in the prior year.
The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements) (a)	83.5%	83.1%	80.5%	79.7%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith) (a)	16.5%	16.9%	19.5%	20.3%
Total	100.0%	100.0%	100.0%	100.0%
(a) Classification is based on the brands' primary product category of which it sells; however, each brand sells products from other categories, to a lesser extent.

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in supply chain functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$197,115	(6)%	$209,273	$396,400	(5)%	$416,802
As a percentage of HSN net sales	35.4%	(120 bps)	36.6%	34.9%	(60 bps)	35.5%
Cornerstone	$114,709	(10)%	$127,264	$204,902	(7)%	$219,940
As a percentage of Cornerstone net sales	38.6%	(200 bps)	40.6%	38.3%	(130 bps)	39.6%
HSNi	$311,824	(7)%	$336,537	$601,302	(6)%	$636,742
As a percentage of HSNi net sales	36.5%	(150 bps)	38.0%	36.0%	(90 bps)	36.9%
bp = basis points

HSN
Gross profit for HSN in the second quarter of 2016 decreased 6%, or $12.2 million. Gross profit as a percentage of net sales decreased 120 basis points to 35.4% primarily due to an increase in shipping promotions, higher inventory reserves and changes in product mix. The change in the rate was also negatively impacted by favorable settlements of vendor claims in the prior year. HSN continues to carry excess inventories in certain product categories that could create future margin pressure in the form of markdowns.
Gross profit for HSN in the six months ended June 30, 2016 decreased 5%, or $20.4 million. Gross profit as a percentage of net sales decreased 60 basis points to 34.9% primarily due to an increase in shipping promotions and higher inventory reserves.
Cornerstone
Gross profit for Cornerstone in the second quarter of 2016 decreased 10%, or $12.6 million. Gross profit as a percentage of net sales decreased 200 basis points to 38.6% primarily due to lower product and shipping margins driven by higher promotional activity, most notably in the home brands.
Gross profit for Cornerstone in the six months ended June 30, 2016 decreased 7%, or $15.0 million. Gross profit as a percentage of net sales decreased 130 basis points to 38.3% primarily due to lower product and shipping margins driven by higher promotional activity, most notably in the home brands.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$100,872	(3)%	$103,750	$206,441	(1)%	$209,485
As a percentage of HSN net sales	18.1%	-	18.1%	18.2%	30 bps	17.9%
Cornerstone	$87,184	(6)%	$92,354	$160,776	(3)%	$165,824
As a percentage of Cornerstone net sales	29.3%	(20 bps)	29.5%	30.0%	10 bps	29.9%
HSNi	$188,056	(4)%	$196,104	$367,217	(2)%	$375,309
As a percentage of HSNi net sales	22.0%	(10 bps)	22.1%	22.0%	30 bps	21.7%
HSNi's selling and marketing expense in the second quarter of 2016 was $188.1 million, a decrease of 4% from prior year and was 22.0% of net sales compared to 22.1% in the prior year. HSNi's selling and marketing expense in the six months ended June 30, 2016 was $367.2 million, a decrease of 2% from prior year and was 22.0% of net sales compared to 21.7% in the prior year.
HSN
HSN's selling and marketing expense in the second quarter of 2016 decreased $2.9 million compared to the prior year primarily due to a decrease in media expense related to direct-response television marketing and lower employee compensation, partially offset by higher on-air distribution costs driven by expanded carriage of HSN2. Selling and marketing expense was 18.1% of net sales, consistent with the prior year.
HSN's selling and marketing expense in the six months ended June 30, 2016 decreased $3.0 million compared to the prior year primarily due to a decrease in media expense related to direct-response television marketing and lower employee compensation expense, offset by higher on-air distribution costs driven by expanded carriage of HSN2 and increased advertising costs related to the expansion of HSN's wholesale business. Selling and marketing expense was 18.2% of net sales compared to 17.9% in the prior year largely due to the timing of advertising costs to support the expansion of the wholesale business.
Cornerstone
Cornerstone's selling and marketing expense in the second quarter of 2016 decreased $5.2 million and was 29.3% of net sales compared to 29.5% in the prior year. The decrease was due to a 6% decrease in catalog circulation and lower advertising costs, partially offset by an increase in expenses related to Cornerstone's additional retail and outlet stores. Ballard Designs is scheduled to open an additional store in the third quarter of 2016.
Cornerstone's selling and marketing expense in the six months ended June 30, 2016 increased $5.0 million and was 30.0% of net sales compared to 29.9% in the prior year. The decrease was due to a 3% decrease in catalog circulation and lower advertising costs, partially offset by an increase in expenses related to Cornerstone's additional retail and outlet stores.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$33,831	(24)%	$44,407	$70,898	(15)%	$83,855
As a percentage of HSN net sales	6.1%	(170 bps)	7.8%	6.2%	(100 bps)	7.2%
Cornerstone	$12,622	(11)%	$14,238	$25,517	(7)%	$27,532
As a percentage of Cornerstone net sales	4.2%	(30 bps)	4.5%	4.8%	(20 bps)	5.0%
HSNi	$46,453	(21)%	$58,645	$96,415	(13)%	$111,387
As a percentage of HSNi net sales	5.4%	(120 bps)	6.6%	5.8%	(60 bps)	6.4%
HSNi’s general and administrative expense in the second quarter of 2016 decreased 21%, or $12.2 million, and was 5.4% of net sales compared to 6.6% in the prior year. HSNi’s general and administrative expense in the six months ended June 30, 2016 decreased 13%, or $15.0 million, and was 5.8% of net sales compared to 6.4% in the prior year.
HSN
HSN's general and administrative expense in the second quarter of 2016 decreased 24%, or $10.6 million, and was 6.1% of net sales compared to 7.8% in the prior year. The decrease is primarily due to lower employee-related costs, particularly for performance-based incentives, a decrease in bad debt expense and $3.0 million in costs accrued in the prior year for the planned closure of its Virginia distribution center.
HSN's general and administrative expense in the six months ended June 30, 2016 decreased 15%, or $13.0 million, and was 6.2% of net sales compared to 7.2% in the prior year. The decrease is primarily due to lower employee-related costs, particularly for performance-based incentives and severance, a decrease in bad debt expense and $3.0 million in costs accrued in the prior year for the planned closure of its Virginia distribution center.
HSN’s general and administrative expenses for 2015 include $3.0 million related to the planned closure of its Roanoke, Virginia distribution center. The facility closure is planned to occur in 2017 as part of HSNi’s supply chain optimization initiative that will include the consolidation of two distribution centers and is designed to increase operational efficiencies and enhance customer service. As part of this initiative, HSNi will be expanding the capabilities of its Piney Flats, Tennessee distribution center through automation of the facility. HSNi expects to incur approximately $4 million to $5 million in total charges related to the closure of the Virginia facility. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives. The project has experienced certain implementation delays; however, we expect to realize the financial benefits associated with the supply chain optimization initiative, including labor and transportation savings, when implemented. HSNi expects to utilize much of these savings to remain competitive in the marketplace, including initiatives to drive future sales growth and enhance customer service.
Cornerstone
Cornerstone's general and administrative expense in the second quarter of 2016 decreased 11%, or $1.6 million, due to decreases in employee-related costs, primarily performance-based incentives, and consulting costs. Cornerstone's general and administrative expense was 4.2% of net sales, compared to 4.5% in the prior year.
Cornerstone's general and administrative expense in the six months ended June 30, 2016 decreased 7%, or $2.0 million, due to decreases in employee-related costs, primarily performance-based incentives, and consulting costs. Cornerstone's general and administrative expense was 4.8% of net sales, compared to 5.0% in the prior year.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,275	(4)%	$7,590	$14,278	(5)%	$15,008
Cornerstone	3,426	(2)%	3,495	6,949	(5)%	7,326
HSNi	$10,701	(3)%	$11,085	$21,227	(5)%	$22,334
As a percentage of HSNi net sales	1.3%	-	1.3%	1.3%	-	1.3%

Depreciation and amortization in the second quarter of 2016 decreased 3%, or $0.4 million. Depreciation and amortization in the six months ended June 30, 2016 decreased 5%, or $1.1 million. The capital expenditures related to HSN's warehouse automation project is expected to be put into service in the second half of 2016.
Asset Impairment
During the second quarter of 2016, HSNi committed to a plan to sell Chasing Fireflies and TravelSmith, two of the apparel brands included within the Cornerstone segment. The assets and liabilities of the two brands were classified as held for sale as of June 30, 2016 and measured at their fair values less the estimated selling costs. As a result, Cornerstone recorded a non-cash asset impairment charge of $20.4 million in the second quarter of 2016.
Net sales for Chasing Fireflies and TravelSmith were $16.5 million and $31.5 million for the three and six month periods ended June 30, 2016, respectively, and were $99.6 million for the year ended December 31, 2015. The pre-tax operating loss for the two brands, excluding asset impairment charges, was approximately $4 million and $9 million for the three and six month periods ended June 30, 2016 and $12 million for the year ended December 31, 2015.  Included in these results are fixed costs (approximately $7 million on an annual basis) which will be wholly or partially reabsorbed by the remaining Cornerstone brands following the divestitures.  See Note 14 of Notes to Consolidated Financial Statements for further discussion.
In July 2016, HSNi entered into a non-binding letter of intent with an exclusivity period of 30 days to sell its Chasing Fireflies and TravelSmith businesses.  Assuming the parties can reach a final agreement, HSNi expects the transaction to close in the third quarter of 2016. Future cash expenditures of approximately $2 million, consisting primarily of estimated selling costs that have been accrued and included in the fair value measurement of the assets held for sale as of June 30, 2016, are expected to be incurred in the third quarter of 2016.

Operating Income (Loss)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$55,138	3%	$53,525	$104,783	(3)%	$108,453
As a percentage of HSN net sales	9.9%	50 bps	9.4%	9.2%	-	9.2%
Cornerstone	$(8,924)	(152)%	$17,178	$(8,740)	(145)%	$19,259
As a percentage of Cornerstone net sales	(3.0)%	(850 bps)	5.5%	(1.6)%	(510 bps)	3.5%
HSNi	$46,214	(35)%	$70,703	$96,043	(25)%	$127,712
As a percentage of HSNi net sales	5.4%	(260 bps)	8.0%	5.7%	(170 bps)	7.4%
HSNi's operating income in the second quarter of 2016, which includes a non-cash asset impairment charge of $20.4 million discussed above, decreased 35%, or $24.5 million, and was 5.4% of net sales compared to 8.0% in the prior year. HSN's operating income in the second quarter of 2016 increased 3%, or $1.6 million, and was 9.9% of net sales compared to 9.4% in the prior year. The increase was driven by improved operating expense leverage partially offset by decreases in net sales and in gross profit as a percentage of net sales. Cornerstone's operating loss in the second quarter of 2016 was $8.9 million compared to operating income of $17.2 million in the prior year. The decrease is due to the $20.4 million non-cash asset impairment charge and the $12.6 million decrease in gross profit attributable to the 5% decrease in net sales and lower gross profit rate.

HSNi's operating income in the six months ended June 30, 2016 decreased 25%, or $31.7 million, and was 5.7% of net sales compared to 7.4% in the prior year. HSN's operating income in the six months ended June 30, 2016 decreased 3%, or $3.7 million, and was 9.2%, consistent with the prior year. The decline was driven by decreases in net sales and in gross profit as a percentage of net sales, partially offset by improved operating expense leverage. Cornerstone's operating loss in the six months ended June 30, 2016 was $8.7 million compared to operating income of $19.3 million in the prior year. The decrease is due to the $20.4 million non-cash asset impairment charge and the $15.0 million decrease in gross profit attributable to the 3% decrease in net sales and lower gross profit rate.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure. Please refer to Note 4 of the Notes to Consolidated Financial Statements for the reconciliation of Adjusted EBITDA to operating income.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$66,280	(3)%	$68,194	$126,971	(6)%	$134,384
As a percentage of HSN net sales	11.9%	-	11.9%	11.2%	(30 bps)	11.5%
Cornerstone	$16,121	(26)%	$21,831	$21,163	(26)%	$28,791
As a percentage of Cornerstone net sales	5.4%	(160 bps)	7.0%	4.0%	(120 bps)	5.2%
HSNi	$82,401	(8)%	$90,025	$148,134	(9)%	$163,175
As a percentage of HSNi net sales	9.6%	(60 bps)	10.2%	8.9%	(50 bps)	9.4%
HSNi's Adjusted EBITDA in the second quarter of 2016 decreased 8%, or $7.6 million, and was 9.6% of net sales compared to 10.2% in the prior year. The decline was primarily due to the decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by improved operating expense leverage. HSNi has focused on managing operating expenses through ongoing talent realignment, operational efficiencies and through strategic rationalization of Cornerstone's catalog circulation. As a result, operating expenses as a percentage of net sales (excluding non-cash charges and the $3.0 million charge in the prior year related to the planned closure of one of HSN's distribution centers) were 26.9% compared to 27.8% in the prior year.
HSNi's Adjusted EBITDA in the six months ended June 30, 2016 decreased 9%, or $15.0 million, and was 8.9% of net sales compared to 9.4% in the prior year. The decline was primarily due to the decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by improved operating expense leverage. Operating expenses as a percentage of net sales (excluding non-cash charges and the $3.0 million charge in the prior year related to the planned closure of one of HSN's distribution centers) were 27.1% compared to 27.4% in the prior year.
HSN
HSN's Adjusted EBITDA for the second quarter of 2016 decreased 3%, or $1.9 million, and was 11.9% of net sales, consistent with prior year. The decline was primarily due to the decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by improved operating expense leverage. Operating expenses as a percentage of net sales (excluding non-cash charges and the $3.0 million charge in the prior year related to the planned closure of one of HSN's distribution centers) were 23.5% compared to 24.7% in the prior year.
HSN's Adjusted EBITDA for the six months ended June 30, 2016 decreased 6%, or $7.4 million, and was 11.2% of net sales compared to 11.5% in the prior year. The decline was primarily due to the decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by improved operating expense leverage. Operating expenses as a percentage of net sales (excluding non-cash charges and the $3.0 million charge in the prior year related to the planned closure of one of HSN's distribution centers) were 23.7% compared to 24.1% in the prior year.
Cornerstone
Cornerstone's Adjusted EBITDA for the second quarter of 2016 decreased 26%, or $5.7 million, and was 5.4% of net sales compared to 7.0% in the prior year. The decline was primarily due to a decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by improved operating expense leverage. Operating expenses (excluding non-cash charges) decreased $6.8 million and were 33.2% of net sales compared to 33.6% in the prior year.

Cornerstone's Adjusted EBITDA for the six months ended June 30, 2016 decreased 26%, or $7.6 million, and was 4.0% of net sales compared to 5.2% in the prior year. The decline was primarily due to a decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by improved operating expense leverage. Operating expenses (excluding non-cash charges) decreased $7.4 million and were 34.3% of net sales compared to 34.4% in the prior year.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$245	161%	$94	$97	(28)%	$134
Interest expense	(4,085)	3%	(3,974)	(8,084)	11%	(7,311)
Total other expense, net	$(3,840)	(1)%	$(3,880)	$(7,987)	11%	$(7,177)
As a percentage of HSNi net sales	0.4%	-	0.4%	0.5%	10 bps	0.4%

Interest expense for the second quarter ended June 30, 2016 was $3.8 million, relatively unchanged from the prior year. Interest expense for the six months ended June 30, 2016 increased $0.8 million compared to the prior year primarily due to a higher average outstanding debt balance driven by the funding of a special cash dividend in February 2015 and an increase in the interest rate, partially offset by the write-off of $0.5 million of deferred financing fees in the prior year related to the credit agreement that was terminated in January 2015.
Income Tax Provision
For the three and six months ended June 30, 2016, HSNi recorded a tax provisions of $15.9 million and $33.0 million, which represents effective tax rates of 37.6% and 37.5%, respectively. For the three and six months ended June 30, 2015, HSNi recorded a tax provisions of $25.2 million and $45.2 million, which represents effective tax rates of 37.7% and 37.5%, respectively.
Liquidity and Capital Resources
As of June 30, 2016, HSNi had $54.8 million of cash and cash equivalents compared to $63.9 million as of December 31, 2015 and $74.2 million as of June 30, 2015.
Net cash provided by operating activities for the six months ended June 30, 2016 was $88.1 million compared to $72.3 million in the prior year, an increase of $15.8 million, primarily due to changes in working capital related to inventories and accounts receivables. There were lower investments in inventories in 2016 driven by the higher than planned inventory levels at the end of 2015. The decrease in inventories as of June 30, 2016 compared to December 31, 2015 was impacted by the reclassification of approximately $23.6 million of inventory as assets held for sale as of June 30, 2016.  As discussed in Note 14 of the Notes to the Consolidated Financial Statements, these assets were included in "Prepaid expenses and other current assets" in the June 30, 2016 Consolidated Balance Sheet. Cash provided by accounts receivables in 2016 decreased compared to the prior year due to higher utilization of HSN's Flexpay offering in 2016 and the lower outstanding accounts receivable balance at the end of 2015 compared to 2014. HSN expects to continue to increase its offering of Flexpay, when appropriate, as a tool to drive profitable revenue growth.
Net cash used in investing activities for the six months ended June 30, 2016 was $19.3 million and was related to capital expenditures primarily for investments in our distribution centers, including our warehouse automation project, information technology, Cornerstone's retail store expansion and infrastructure.
Net cash used in financing activities for the six months ended June 30, 2016 was $77.9 million. Net repayments of HSNi's long-term debt during the current quarter, including for the term loan and revolving credit facility, were $30.5 million. HSNi paid quarterly cash dividends totaling $0.70 per share in the first half of 2016, representing an aggregate payment of $36.6 million. HSNi also paid $10.2 million for approximately 0.2 million shares of common stock repurchased during the six months ended June 30, 2016.

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of June 30, 2016 with a leverage ratio of 1.8x and an interest coverage ratio of 24.0x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. The Credit Agreement also contains provisions that limit the ability of HSNi to make Restricted Payments, defined as cash dividends, distribution of other property, repurchase of the Company’s common stock, prepayment or redemption of debt, etc., however, so long as the Company’s leverage ratio is below 3.00x after giving pro forma effect to any proposed Restricted Payments, the amount of such Restricted Payments are not limited. In the event the Company’s leverage ratio is equal to or greater than 3.00x or after giving pro forma effect to any proposed Restricted Payments, then such Restricted Payments are limited to $150 million in any such fiscal year. The current cash dividend of $1.40 annually per share represents a Restricted Payment of approximately $73.2 million.  Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

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
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $7.0 million as of June 30, 2016. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of June 30, 2016, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $621.0 million.
To reduce our future exposure to rising interest rates under our credit facility, we entered into interest rate swaps that effectively convert $187.5 million of our variable rate term loan to a fixed-rate of 0.8525% through April 2017, and then increases to $250.0 million through January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of June 30, 2016, the all-in fixed rate was 2.3525%. For additional information related to our interest rate swap, refer to Note 7 of Notes to Consolidated Financial Statements.
Effective January 27, 2015, HSNi's Board of Directors authorized a new 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the six months ended June 30, 2016, HSNi repurchased approximately 232,000 shares of common stock at a cost of $11.1 million, or an average cost of $47.92 per share. As of June 30, 2016, approximately 2.8 million shares remain authorized for repurchase under the program.
HSNi anticipates it will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2016 are expected to be approximately $50 million to $60 million and primarily relate to investments in information technology, Cornerstone's retail expansion and infrastructure. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.
In the third quarter of 2016, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. The dividend will be paid on September 22, 2016 to HSNi's record holders as of September 7, 2016.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2016. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Below is a summary of our common stock repurchases during the second quarter of 2016:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2016 - April 30, 2016	—	$—	—	2,871,724
May 1, 2016 - May 31, 2016	8,886	$48.01	8,886	2,862,838
June 1, 2016 - June 30, 2016	42,848	$47.43	42,848	2,819,990
	51,734	$47.53	51,734

Refer to Note 6 to the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis- Liquidity and Capital Resources for a discussion of restrictions on the payment of dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

In July 2016, HSNi entered into a non-binding letter of intent with an exclusivity period of 30 days to sell its TravelSmith and Chasing Fireflies businesses. Assuming the parties can reach a final agreement, HSNi expects the transaction to close in the third quarter of 2016.  See Note 14 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of June 30, 2016, December 31, 2015 and June 30, 2015, (iv) Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2016 and Year Ended December 31, 2015, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2016	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)