Form 10-Q
period 2016-09-30
HSN, Inc.
filed 2016-11-07
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
As of November 4, 2016, the registrant had 52,190,377 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$823,023	$864,868	$2,494,096	$2,592,397
Cost of sales	542,947	558,594	1,612,718	1,649,380
Gross profit	280,076	306,274	881,378	943,017
Operating expenses:
Selling and marketing	178,785	181,281	546,002	556,590
General and administrative	42,703	51,552	139,118	162,939
Depreciation and amortization	10,518	10,608	31,745	32,942
Loss on sale and asset impairment	11,195	5,000	31,595	5,000
Total operating expenses	243,201	248,441	748,460	757,471
Operating income	36,875	57,833	132,918	185,546
Other income (expense):
Interest income	125	35	223	111
Interest expense	(4,126)	(4,098)	(12,211)	(11,352)
Total other expense, net	(4,001)	(4,063)	(11,988)	(11,241)
Income before income taxes	32,874	53,770	120,930	174,305
Income tax provision	(12,716)	(19,562)	(45,742)	(64,776)
Net income	$20,158	$34,208	$75,188	$109,529

Net income per share:
Basic	$0.39	$0.65	$1.44	$2.08
Diluted	$0.38	$0.64	$1.42	$2.04
Shares used in computing earnings per share:
Basic	52,356	52,736	52,376	52,658
Diluted	52,844	53,495	52,901	53,637
Dividends declared per share	$0.35	$0.35	$1.05	$11.05

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$20,158	$34,208	$75,188	$109,529
Other comprehensive income (loss):
Change in fair value of derivative instrument, net of tax	857	(238)	(630)	(720)
Other comprehensive income (loss), net of tax	857	(238)	(630)	(720)
Comprehensive income	$21,015	$33,970	$74,558	$108,809

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,	September 30,
	2016	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$67,442	$63,926	$63,174
Accounts receivable, net of allowance of $15,487, $20,631 and $13,292, respectively	226,589	306,575	208,464
Inventories	450,671	428,025	506,602
Prepaid expenses and other current assets	56,309	45,402	60,857
Total current assets	801,011	843,928	839,097
Property and equipment, net	207,216	211,793	204,668
Intangible assets, net	253,619	255,268	256,896
Goodwill	9,858	9,858	9,858
Other non-current assets	12,809	13,724	9,910
TOTAL ASSETS	$1,284,513	$1,334,571	$1,320,429
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$241,637	$254,704	$269,392
Current maturities of long-term debt	25,000	25,000	18,750
Accrued expenses and other current liabilities	191,775	235,042	188,081
Total current liabilities	458,412	514,746	476,223
Long-term debt, less current maturities and net of unamortized deferred financing costs	600,687	608,108	673,910
Deferred income taxes	43,145	44,498	46,251
Other long-term liabilities	20,199	20,657	20,156
Total liabilities	1,122,443	1,188,009	1,216,540
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,187,351, 52,377,798 and 52,390,584 issued shares at September 30, 2016, December 31, 2015 and September 30, 2015, respectively	522	524	524
Additional paid-in capital	1,026,737	1,085,785	1,103,320
Accumulated deficit	(864,464)	(939,652)	(999,362)
Accumulated other comprehensive loss	(725)	(95)	(593)
Total shareholders’ equity	162,070	146,562	103,889
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,284,513	$1,334,571	$1,320,429

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	—	$—	52,426	$524	$1,710,581	$(1,108,891)	$127	$602,341
Net income	—	—	—	—	—	169,239	—	169,239
Other comprehensive loss	—	—	—	—	—	—	(222)	(222)
Stock-based compensation expense for equity awards	—	—	—	—	18,408	—	—	18,408
Cash dividends declared on common stock	—	—	—	—	(597,864)	—	—	(597,864)
Issuance of common stock from stock-based compensation awards, including tax benefit of $12,526	—	—	900	9	13,161	—	—	13,170
Repurchases of common stock	—	—	(948)	(9)	(58,501)	—	—	(58,510)
Balance as of December 31, 2015	—	—	52,378	524	1,085,785	(939,652)	(95)	146,562
Net income	—	—	—	—	—	75,188	—	75,188
Other comprehensive loss	—	—	—	—	—	—	(630)	(630)
Stock-based compensation expense for equity awards	—	—	—	—	14,698	—	—	14,698
Cash dividends declared on common stock	—	—	—	—	(54,880)	—	—	(54,880)
Issuance of common stock from stock-based compensation awards, including income tax effect of $440	—	—	166	2	(2,304)	—	—	(2,302)
Repurchases of common stock	—	—	(357)	(4)	(16,562)	—	—	(16,566)
Balance as of September 30, 2016	—	$—	52,187	$522	$1,026,737	$(864,464)	$(725)	$162,070

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$75,188	$109,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,745	32,942
Stock-based compensation expense	14,698	13,814
Loss on sale and asset impairment	27,768	5,000
Amortization of debt issuance costs	1,329	1,725
Deferred income taxes	(1,420)	(9,442)
Bad debt expense	13,664	21,010
Excess tax benefits from stock-based awards	(130)	(11,855)
Other	(52)	847
Changes in current assets and liabilities:
Accounts receivable	65,796	88,309
Inventories	(51,935)	(107,897)
Prepaid expenses and other assets	(14,347)	(14,756)
Accounts payable, accrued expenses and other current liabilities	(48,299)	(24,294)
Net cash provided by operating activities	114,005	104,932
Cash flows from investing activities:
Capital expenditures	(28,504)	(45,289)
Other	(627)	(1,402)
Net cash used in investing activities	(29,131)	(46,691)
Cash flows from financing activities:
Borrowings under term loan	—	500,000
Repayments of term loan	(18,750)	(228,125)
Borrowings under revolving credit facility	152,000	265,000
Repayments of revolving credit facility	(142,000)	(65,000)
Repurchase of common stock	(16,566)	(52,063)
Payments of debt issuance costs	—	(6,624)
Cash dividends paid	(54,880)	(579,516)
Proceeds from issuance of common stock	1,824	14,755
Tax withholdings related to stock-based awards	(3,116)	(15,334)
Excess tax benefits from stock-based awards	130	11,855
Net cash used in financing activities	(81,358)	(155,052)
Net increase in cash and cash equivalents	3,516	(96,811)
Cash and cash equivalents at beginning of period	63,926	159,985
Cash and cash equivalents at end of period	$67,442	$63,174

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks and other direct-response television marketing; (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Frontgate, Garnet Hill, Grandin Road and Improvements; (iii) websites, which consist primarily of HSN.com, joymangano.com and the five branded websites operated by Cornerstone; (iv) mobile applications; (v) retail and outlet stores; and (vi) wholesale distribution of certain proprietary products to other retailers. HSNi’s television home shopping business, related digital sales, outlet stores and wholesale distribution are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.” Chasing Fireflies and TravelSmith, two of the apparel brands in the Cornerstone portfolio, were sold in September 2016. See Note 14 for further discussion.
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

Reclassifications

Reclassifications were made to prior period amounts to conform to the current year's presentation. Changes included the reclassification of certain operating expenses in the consolidated statement of operations and reclassification of deferred income taxes and deferred financing costs in the consolidated balance sheets due to the implementation of recent accounting standard updates. Current deferred tax assets of $24.1 million in the September 30, 2015 consolidated balance sheet were reclassified as non-current and netted against non-current deferred tax liabilities as a result of retrospectively adopting ASU 2015-17, Balance Sheet Classification of Deferred Taxes, in the fourth quarter of 2015.
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
NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2016	2015	2015
Capitalized software	$248,389	$234,249	$231,701
Computer and broadcast equipment	98,842	91,533	93,436
Buildings and leasehold improvements	110,711	108,656	105,658
Furniture and other equipment	123,799	96,512	95,985
Projects in progress	25,806	55,294	49,140
Land and land improvements	10,615	10,597	10,511
	618,162	596,841	586,431
Less: accumulated depreciation and amortization	(410,946)	(385,048)	(381,763)
Total property and equipment, net	$207,216	$211,793	$204,668

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

The following tables reconcile Adjusted EBITDA to operating income for HSNi’s operating segments and to HSNi’s consolidated net income (in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$58,020	$4,889	$62,909	$67,109	$11,028	$78,137
Stock-based compensation expense	(3,671)	(568)	(4,239)	(3,292)	(1,097)	(4,389)
Depreciation and amortization	(7,304)	(3,214)	(10,518)	(7,318)	(3,290)	(10,608)
Distribution center closure (a)	—	—	—	(189)	—	(189)
Loss on sale of businesses and asset impairment (b)(c)	—	(11,195)	(11,195)	—	(5,000)	(5,000)
Loss on disposition of fixed assets	(82)	—	(82)	(115)	(3)	(118)
Operating income (loss)	$46,963	$(10,088)	36,875	$56,195	$1,638	57,833
Total other expense, net			(4,001)			(4,063)
Income before income taxes			32,874			53,770
Income tax provision			(12,716)			(19,562)
Net income			$20,158			$34,208

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Adjusted EBITDA	$184,990	$26,052	$211,042	$201,493	$39,820	$241,313
Stock-based compensation expense	(11,577)	(3,121)	(14,698)	(10,518)	(3,296)	(13,814)
Depreciation and amortization	(21,582)	(10,163)	(31,745)	(22,326)	(10,616)	(32,942)
Distribution center closure (a)	—	—	—	(3,221)	—	(3,221)
Loss on sale of businesses and asset impairment (b)(c)	—	(31,595)	(31,595)	—	(5,000)	(5,000)
Loss on disposition of fixed assets	(86)	—	(86)	(779)	(11)	(790)
Operating income (loss)	$151,745	$(18,827)	132,918	$164,649	$20,897	185,546
Total other expense, net			(11,988)			(11,241)
Income before income taxes			120,930			174,305
Income tax provision			(45,742)			(64,776)
Net income			$75,188			$109,529

(a) HSN recorded $0.2 million and $3.2 million in the third quarter and nine months ended September 30, 2015, respectively, for certain costs associated with the planned closure of one of its distribution centers.

(b) Cornerstone recorded a loss on the sale of TravelSmith and Chasing Fireflies of $11.2 million in the third quarter of 2016 and related asset impairment charges of $20.4 million in the second quarter of 2016. See Note 14 for further information.

(c) Cornerstone recorded a $5.0 million non-cash charge for the impairment of intangible assets related to Chasing Fireflies in the third quarter of 2015.

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales:
HSN	$569,669	$590,588	$1,705,215	$1,763,384
Cornerstone	253,354	274,280	788,881	829,013
Total	$823,023	$864,868	$2,494,096	$2,592,397

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$20,158	$34,208	$75,188	$109,529

Weighted average number of shares outstanding:
Basic	52,356	52,736	52,376	52,658
Dilutive effect of stock-based compensation awards	488	759	525	979
Diluted	52,844	53,495	52,901	53,637

Net income per share:
Basic	$0.39	$0.65	$1.44	$2.08
Diluted	$0.38	$0.64	$1.42	$2.04

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	2,121	557	1,963	544

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2016	2015	2015
Secured credit agreement expiring January 27, 2020:
Term loan	$481,250	$500,000	$500,000
Revolving credit facility	150,000	140,000	200,000
Long-term debt	631,250	640,000	700,000
Unamortized deferred financing costs	(5,563)	(6,892)	(7,340)
Long-term debt, net of unamortized deferred financing costs	625,687	633,108	692,660
Less: current maturities	(25,000)	(25,000)	(18,750)
Long-term debt, less current maturities and net of unamortized deferred financing costs	$600,687	$608,108	$673,910

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x (both as defined in the Credit Agreement). HSNi was in compliance with all such covenants as of September 30, 2016 with a leverage ratio of 1.9x and an interest coverage ratio of 22.7x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. The Credit Agreement also contains provisions that limit the ability of HSNi to make Restricted Payments, defined as cash dividends, distribution of other property, repurchase of the Company’s common stock, prepayment or redemption of debt, etc., however, so long as the Company’s leverage ratio is below 3.00x after giving pro forma effect to any proposed Restricted Payments, the amount of such Restricted Payments are not limited. In the event the Company’s leverage ratio is equal to or greater than 3.00x or after giving pro forma effect to any proposed Restricted Payments, then such Restricted Payments are limited to $150 million in any such fiscal year. The current cash dividend of $1.40 annually per share represents a Restricted Payment of approximately $73.2 million.  Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate plus a predetermined margin which is determined by HSNi's leverage ratio. The interest rate on the $631.3 million outstanding long-term debt balance as of September 30, 2016 was 2.02%.  HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $13.9 million as of September 30, 2016. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of September 30, 2016, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $586.1 million.

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

The interest rate swaps effectively convert $187.5 million of our variable rate term loan to a fixed-rate of 0.8525% through April 2017, and then increases to $250.0 million in April 2017 with a maturity date in January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of September 30, 2016, the all-in fixed rate was 2.3525%. The changes in fair value of the interest rate swaps (inclusive of reclassifications to net income and net of tax) for the three months ended September 30, 2016 and 2015 were income of approximately $0.9 million and a loss of approximately $0.2 million, respectively, and were included in other comprehensive income (loss). The changes in fair value of the interest rate swap (inclusive of reclassifications to net income and net of tax) for the nine months ended September 30, 2016 and 2015 were losses of approximately $0.6 million and $0.7 million, respectively, and were included in other comprehensive income (loss).

The fair values of the interest rate swaps at September 30, 2016, December 31, 2015 and September 30, 2015 were liabilities of $1.2 million, $0.2 million and $0.9 million, respectively, and were recorded in "Other long-term liabilities" in the consolidated balance sheets. HSNi estimates that approximately $0.6 million of unrealized losses included in accumulated other comprehensive loss related to these swaps will be realized and reported in earnings within the next twelve months. See Note 8 for discussion of the fair value measurements concerning these interest rate swaps.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	September 30, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$1,160	$—	$1,160	$—

	December 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$169	$—	$169	$—

	September 30, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$949	$—	$949	$—
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

The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	September 30, 2016
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$481,250	$481,250	$—	$481,250	$—
Revolving credit facility	$150,000	$150,000	$—	$150,000	$—

	December 31, 2015
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$500,000	$500,000	$—	$500,000	$—
Revolving credit facility	$140,000	$140,000	$—	$140,000	$—

	September 30, 2015
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$500,000	$500,000	$—	$500,000	$—
Revolving credit facility	$200,000	$200,000	$—	$200,000	$—
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
At June 30, 2016, the assets and liabilities of Chasing Fireflies and TravelSmith were considered to be a disposal group held for sale. Therefore, the disposal group was measured at its fair value less the estimated costs to sell which resulted in a non-cash asset impairment charge of $20.4 million that was recognized during the second quarter. On September 8, 2016, Cornerstone completed the divestiture of Chasing Fireflies and TravelSmith and recorded a loss on sale of $11.2 million during the three months ended September 30, 2016. See Note 14 for further discussion. As a result of the divestiture, HSNi performed a qualitative assessment of its goodwill and noted no impairment as of September 30, 2016.
During the third quarter of 2015, HSNi performed a quantitative assessment of certain intangible assets related to its acquisition of Chasing Fireflies and concluded a fair value adjustment was necessary. An impairment charge of $5.0 million was recorded in the third quarter of 2015 within the Cornerstone segment and is included in "Loss on sale of businesses and asset impairment" in the accompanying consolidated statements of operations. The fair value of the intangible assets, consisting of trademarks and tradenames, was determined using the relief from royalty method (level 3 criteria). Key inputs used in this calculation included revenue growth and discount, royalty and terminal growth rates.

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
For the three and nine months ended September 30, 2016, HSNi recorded tax provisions of $12.7 million and $45.7 million, respectively, which represents effective tax rates of 38.7% and 37.8%. For the three and nine months ended September 30, 2015, HSNi recorded tax provisions of $19.6 million and $64.8 million, respectively, which represents effective tax rates of 36.4% and 37.2%.
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

NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Selling and marketing	$1,369	$1,472	$4,880	$4,624
General and administrative	2,870	2,917	9,818	9,190
Stock-based compensation expense before income taxes	4,239	4,389	14,698	13,814
Income tax benefit	(1,493)	(1,539)	(5,134)	(4,897)
Stock-based compensation expense after income taxes	$2,746	$2,850	$9,564	$8,917

As of September 30, 2016, there was approximately $26.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.8 years.

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares (8.8 million shares after giving effect to the anti-dilution provisions of the Plan related to the special cash dividend paid in February 2015) of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of September 30, 2016, there were approximately 1.6 million shares of common stock available for grants under the Plan.
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
A summary of the stock-based awards granted during the nine months ended September 30, 2016 is as follows:

	Nine Months Ended September 30, 2016
	Number of Awards Granted	Weighted Average per Share Fair Value
Stock appreciation rights	928,990	$7.31
Restricted stock units	264,774	$45.52
Performance share units	92,290	$54.06
Employee stock purchase plan options	61,091	$11.70
Dividend equivalents due to quarterly dividend	19,438	-
The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan and the stock appreciation rights are estimated on the grant date using the Black-Scholes option pricing model. The fair value of PSUs is estimated on the grant date using a Monte-Carlo simulation pricing model which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The weighted average assumptions used in the valuation of each for the nine months ended September 30, 2016 are as follows:

	Nine Months Ended September 30, 2016
	Stock Appreciation Rights	Employee Stock Purchase Plan Options	Performance Share Units
Volatility factor	26.3%	32.3%	25.2%
Risk-free interest rate	1.23%	0.43%	0.89%
Expected term	4.5	0.5	2.9
Dividend yield	3.1%	2.8%	0.0%

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
Effective January 27, 2015, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase up to 4 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the nine months ended September 30, 2016, HSNi acquired approximately 357,000 shares of its outstanding common stock for $16.6 million at an average price of $46.45. All shares were retired immediately following purchase. As of September 30, 2016, approximately 2.7 million shares remain authorized for repurchase under the program.
Dividend Policy
In the third quarter of 2016, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share resulting in a payment of $18.3 million on September 22, 2016 to HSNi's shareholders of record as of September 7, 2016.
In the fourth quarter of 2016, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid on December 20, 2016 to HSNi's shareholders of record as of December 7, 2016.

Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive (loss) income includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) (in thousands):

	Nine Months Ended September 30,
	2016	2015
Accumulated other comprehensive (loss) income as of January 1,	$(95)	$127
Other comprehensive loss before reclassifications	(1,579)	(2,111)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	567	954
Income tax benefit	382	437
Other comprehensive loss, net of tax	(630)	(720)
Accumulated other comprehensive (loss) income as of September 30,	$(725)	$(593)

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

NOTE 13—COSTS ASSOCIATED WITH AN EXIT ACTIVITY

As part of its supply chain optimization initiative, HSNi announced in June 2015 its plan to close the HSN distribution center in Roanoke, Virginia and expand the capabilities of its distribution center in Piney Flats, Tennessee. The closure will involve the eventual elimination of approximately 350 positions at the Virginia facility. HSNi expects the closure to occur in accordance with a two-year transition plan and be substantially completed in 2017.

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

A summary of HSNi’s liability associated with exit activities, which is recorded in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets, are presented in the following table (in thousands):

Employee Related Costs
Balance at January 1, 2016	$3,221
Provisions	—
Payments	(65)
Adjustments	—
Balance at September 30, 2016	$3,156

NOTE 14—DIVESTITURES
On September 8, 2016, HSNi completed the sale of substantially all of the assets and certain liabilities of Chasing Fireflies and TravelSmith, two of the apparel brands included within the Cornerstone segment.  The sale price included $1 million in cash and $2 million of contingent consideration that is based on the achievement of certain performance metrics in 2016. As of September 30, 2016, HSNi assigned no value to the contingent consideration as it was not considered probable of being earned. During the third quarter of 2016, Cornerstone recorded a pre-tax loss on sale of $11.2 million. The transaction included cash charges of approximately $3.8 million related to transactions costs and employee and lease liabilities. As of September 30, 2016, there was approximately $1.8 million in exit-related liabilities that were included in "Accrued expenses and other current liabilities" in the accompanying balance sheet.
The assets and liabilities of the two brands were classified as held for sale as of June 30, 2016 which resulted in a non-cash asset impairment charge of $20.4 million recorded in the second quarter of 2016.

The loss on sale and asset impairment charges related to this sale are recorded in the consolidated statements of operations in the line item “Loss on sale and asset impairment.”   The assets sold were largely represented by $29.3 million of inventory and $8.4 million of other assets, and approximately $8.6 million of current liabilities.

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
Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2015 and the following:

•	the influence of the macroeconomic environment and its impact on consumer confidence and spending levels;

•	our ability to attract new and retain existing customers in a cost-effective manner;

•	our exposure to intense competition and our ability to effectively compete for customers;

•	changes in our relationships with pay television operators, vendors, manufacturers and other third parties;

•	failure to attract and retain television viewers and/or changes in consumer viewing habits of our programming;

•
consolidation and/or divestiture in the cable industry, increases in on-air distribution costs and failure to secure a suitable programming tier of carriage and channel placement for the HSN television network programming;

•	changes in product shipping and handling costs particularly if we are unable to offset them;

•
interruption, lack of redundancy or difficulties implementing new or upgraded technology in our systems or infrastructure could affect our ability to broadcast, operate websites, process and fulfill transactions, respond to customer inquiries and/or maintain cost efficient operations;

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

Results of Operations
Divestiture
On September 8, 2016, HSNi divested of TravelSmith and Chasing Fireflies, two of the apparel brands in the Cornerstone portfolio. The results of TravelSmith of Chasing Fireflies are included in the results of HSNi and Cornerstone through the date of the divestiture. Unless explicitly excluded, the results of TravelSmith and Chasing Fireflies are included in the discussion and analysis within Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$569,669	(4)%	$590,588	$1,705,215	(3)%	$1,763,384
Cornerstone	253,354	(8)%	274,280	788,881	(5)%	829,013
Total HSNi net sales	$823,023	(5)%	$864,868	$2,494,096	(4)%	$2,592,397
HSNi net sales in the third quarter of 2016 decreased 5%, or $41.8 million, due to a 3.5% sales decline at HSN and an 8% decline at Cornerstone. Excluding the results of TravelSmith and Chasing Fireflies from both periods, net sales decreased 3%, or $27.4 million, in the third quarter of 2016 compared to the prior year. HSNi's results were also impacted by a highly promotional retail environment, the impact of a weaker season in the outdoor category and viewership distractions including the presidential election process and the Summer Olympics. HSNi expects it will continue to be impacted in the fourth quarter of 2016 by the competitive retail landscape as well as potential viewership distractions such as the presidential election process. Digital sales, which remain a key area of strategic focus as HSNi pursues opportunities to optimize its content across multiple distributed commerce platforms, grew 2% compared to the prior year. Digital sales penetration increased 330 basis points to 52.7%. Gross units shipped in the third quarter of 2016 decreased 2% to 14.9 million and the average price point decreased 3% to $61.75.
HSNi net sales in the nine months ended September 30, 2016 decreased 4%, or $98.3 million, due to a 3% sales decline at HSN and a 5% decline at Cornerstone. Digital sales grew 2% with penetration increasing 300 basis points to 52.3%. Gross units shipped in the nine months ended September 30, 2016 decreased 2% to 44.1 million and the average price point decreased 2% to $62.65. Excluding the results of TravelSmith and Chasing Fireflies from both periods, net sales decreased 3%, or $71.4 million, in the nine months ended September 30, 2016 compared to the prior year period.
HSN
HSN net sales in the third quarter of 2016 decreased 4%, or $20.9 million. Sales grew in apparel and accessories and wellness, primarily offset by decreases in fitness, shipping and handling revenues and electronics.  Shipping and handling revenues decreased primarily due to an increase in shipping and handling promotions and a reduction in HSN's standard shipping rates which became effective in August 2016. A decline in shipping and handling revenues is a trend we expect to continue. Digital sales grew 6.7% with penetration increasing 430 basis points to 44.8%. The return rate improved 30 basis points from 16.8% to 16.5%. Units shipped increased 1% to 11.8 million. Average price point decreased 5% to $55.64 largely due to an increase in clearance activity and changes in product mix.

HSN net sales in the nine months ended September 30, 2016 decreased 3%, or $58.2 million. Sales grew in wellness, electronics, and apparel and accessories, offset by decreases in other categories and in shipping and handling revenues.  Approximately one-third of the decline in net sales was attributable to the conclusion of a direct-response television marketing campaign during the first quarter of 2016. Shipping and handling revenues decreased primarily due to an increase in shipping and handling promotions and a reduction in HSN's standard shipping rates which became effective in August 2016. Digital sales grew 5% and penetration increased 360 basis points to 44.1%. The return rate improved 60 basis points from 17.5% to 16.9% primarily due to a shift in sales mix to categories with lower return rates. Units shipped were 35.0 million, consistent with the prior year, and average price point decreased 4% to $55.65 driven by changes in product mix.
Divisional retail product sales mix at HSN is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Jewelry	8.2%	8.3%	8.7%	9.0%
Fashion (apparel & accessories)	16.3%	14.1%	16.7%	15.9%
Beauty & Health (including beauty, wellness and fitness)	22.1%	24.1%	24.1%	25.1%
Home & Other (including home, electronics, culinary and other) (a)	53.4%	53.5%	50.5%	50.0%
Total	100.0%	100.0%	100.0%	100.0%

(a) Includes product sold through direct-response television marketing.
Cornerstone
Cornerstone net sales in the third quarter of 2016 decreased 8%, or $20.9 million. Excluding the results of TravelSmith and Chasing Fireflies from both periods, net sales decreased 3%, or $6.5 million, primarily due to weakness in the outdoor category and lower catalog circulation in the home brands. The home brands were impacted by a highly competitive environment leading to increased promotional activity to drive sales demand. Digital sales decreased 5% but penetration increased 210 basis points to 70.4%. Catalog circulation decreased 10% to 73.2 million. Excluding the impact of TravelSmith and Chasing Fireflies, catalog circulation decreased 6% due to the strategic decision to reduce circulation in certain brands. The return rate was 12.3% compared to 13.1% in the prior year primarily due to changes in product mix. Cornerstone added three retail stores and two outlet stores with a total of 17 stores open as of September 30, 2016 compared to a total of 12 stores as of September 30, 2015.
Cornerstone net sales in the nine months ended September 30, 2016 decreased 5%, or $40.1 million. Excluding the results of TravelSmith and Chasing Fireflies from both periods, net sales decreased 2% primarily due to weakness in the outdoor category and lower catalog circulation in the home brands. Catalog circulation was 237.6 million, a decrease of 5% compared to prior year. Excluding the impact of TravelSmith and Chasing Fireflies, catalog circulation decreased 2%. Digital sales decreased 2%, but digital sales penetration increased 200 basis points to 69.9%. The return rate was 12.7% compared to 13.0% in the prior year.
The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements) (a)	81.5%	77.9%	80.8%	79.1%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith) (a)(b)	18.5%	22.1%	19.2%	20.9%
Total	100.0%	100.0%	100.0%	100.0%
(a) Classification is based on the brands' primary product category of which it sells; however, each brand sells products from other categories, to a lesser extent.
(b) Includes the results of Chasing Fireflies and TravelSmith through the date of the divestiture on September 8, 2016.

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in supply chain functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$189,961	(7)%	$204,527	$586,361	(6)%	$621,329
As a percentage of HSN net sales	33.3%	(130 bps)	34.6%	34.4%	(80 bps)	35.2%
Cornerstone	$90,115	(11)%	$101,747	$295,017	(8)%	$321,688
As a percentage of Cornerstone net sales	35.6%	(150 bps)	37.1%	37.4%	(140 bps)	38.8%
HSNi	$280,076	(9)%	$306,274	$881,378	(7)%	$943,017
As a percentage of HSNi net sales	34.0%	(140 bps)	35.4%	35.3%	(110 bps)	36.4%
bp = basis points

HSN
Gross profit for HSN in the third quarter of 2016 decreased 7%, or $14.6 million. Gross profit as a percentage of net sales decreased 130 basis points to 33.3% primarily due to a decrease in shipping revenues and, to a lesser extent, increased clearance activity. HSN continues to carry excess inventories in certain product categories that could create future margin pressure in the form of markdowns.
Gross profit for HSN in the nine months ended September 30, 2016 decreased 6%, or $35.0 million. Gross profit as a percentage of net sales decreased 80 basis points to 34.4% primarily due to an increase in shipping promotions.
Cornerstone
Gross profit for Cornerstone in the third quarter of 2016 decreased 11%, or $11.6 million, and gross profit as a percentage of net sales decreased 150 basis points to 35.6%. Excluding the impact of TravelSmith's and Chasing Fireflies' results from both periods, gross profit as a percentage of net sales decreased 90 basis points primarily due to lower product and shipping margins driven by higher promotional activity in the home brands.
Gross profit for Cornerstone in the nine months ended September 30, 2016 decreased 8%, or $26.7 million, and gross profit as a percentage of net sales decreased 140 basis points to 37.4%. Excluding the impact of TravelSmith's and Chasing Fireflies' results from both periods, gross profit as a percentage of net sales decreased 120 basis points primarily due to lower product and shipping margins driven by higher promotional activity in the home brands.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$103,809	2%	$101,783	$310,251	—%	$311,268
As a percentage of HSN net sales	18.2%	100 bps	17.2%	18.2%	50 bps	17.7%
Cornerstone	$74,976	(6)%	$79,498	$235,751	(4)%	$245,322
As a percentage of Cornerstone net sales	29.6%	60 bps	29.0%	29.9%	30 bps	29.6%
HSNi	$178,785	(1)%	$181,281	$546,002	(2)%	$556,590
As a percentage of HSNi net sales	21.7%	70 bps	21.0%	21.9%	40 bps	21.5%
HSNi's selling and marketing expense in the third quarter of 2016 was $178.8 million, a decrease of 1% from prior year and was 21.7% of net sales compared to 21.0% in the prior year. HSNi's selling and marketing expense in the nine months ended September 30, 2016 was $546.0 million, a decrease of $10.6 million from prior year, and was 21.9% of net sales compared to 21.5% in the prior year.
HSN
HSN's selling and marketing expense in the third quarter of 2016 increased $2.0 million compared to the prior year primarily due to increases in on-air distribution costs and digital marketing expenses, partially offset by lower employee compensation. Selling and marketing expense was 18.2% of net sales, compared to 17.2% in the prior year.
HSN's selling and marketing expense in the nine months ended September 30, 2016 decreased $1.0 million compared to the prior year primarily due to a decrease in media expense related to direct-response television marketing and lower employee compensation expense; offset by higher on-air distribution costs driven by expanded carriage of HSN2, increased advertising costs related to the expansion of HSN's wholesale business and increased digital marketing expense. Selling and marketing expense was 18.2% of net sales compared to 17.7% in the prior year.
Cornerstone
Cornerstone's selling and marketing expense in the third quarter of 2016 decreased $4.5 million and was 29.6% of net sales compared to 29.0% in the prior year. The decrease was due to a 10% decrease in catalog circulation, partially offset by an increase in expenses related to Cornerstone's additional retail and outlet stores.
Cornerstone's selling and marketing expense in the nine months ended September 30, 2016 decreased $9.6 million and was 29.9% of net sales compared to 29.6% in the prior year. The decrease was due to a 5% decrease in catalog circulation, partially offset by an increase in expenses related to Cornerstone's additional retail and outlet stores.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$31,884	(19)%	$39,231	$102,783	(16)%	$123,086
As a percentage of HSN net sales	5.6%	(100 bps)	6.6%	6.0%	(100 bps)	7.0%
Cornerstone	$10,819	(12)%	$12,321	$36,335	(9)%	$39,853
As a percentage of Cornerstone net sales	4.3%	(20 bps)	4.5%	4.6%	(20 bps)	4.8%
HSNi	$42,703	(17)%	$51,552	$139,118	(15)%	$162,939
As a percentage of HSNi net sales	5.2%	(80 bps)	6.0%	5.6%	(70 bps)	6.3%
HSNi’s general and administrative expense in the third quarter of 2016 decreased 17%, or $8.8 million, and was 5.2% of net sales compared to 6.0% in the prior year. HSNi’s general and administrative expense in the nine months ended September 30, 2016 decreased 15%, or $23.8 million, and was 5.6% of net sales compared to 6.3% in the prior year.
HSN
HSN's general and administrative expense in the third quarter of 2016 decreased 19%, or $7.3 million, and was 5.6% of net sales compared to 6.6% in the prior year. The decrease is primarily due to lower employee-related costs, particularly for performance-based incentives, and a decrease in bad debt expense.
HSN's general and administrative expense in the nine months ended September 30, 2016 decreased 16%, or $20.3 million, and was 6.0% of net sales compared to 7.0% in the prior year. The decrease is primarily due to lower employee-related costs, particularly for performance-based incentives and severance, a decrease in bad debt expense and $3.2 million in costs accrued in the prior year for the planned closure of its Virginia distribution center.
HSN’s general and administrative expenses for 2015 include $3.2 million related to the planned closure of its Roanoke, Virginia distribution center. The facility closure is planned to occur in 2017 as part of HSNi’s supply chain optimization initiative that will include the consolidation of two distribution centers. Additional information regarding HSNi's supply chain optimization initiative is included in the section "Operating Income (Loss)" within Management's Discussion and Analysis of Financial Condition and Results of Operations. As part of this initiative, HSNi will be expanding the capabilities of its Piney Flats, Tennessee distribution center through automation of the facility. HSNi expects to incur approximately $4 million to $5 million in total charges related to the closure of the Virginia facility. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives. See Note 13 of Notes to Consolidated Financial Statements for further discussion of the planned closure of the Roanoke, Virginia distribution center.
Cornerstone
Cornerstone's general and administrative expense in the third quarter of 2016 decreased 12%, or $1.5 million, due to decreases in employee-related costs, primarily performance-based incentives. Cornerstone's general and administrative expense was 4.3% of net sales, compared to 4.5% in the prior year.
Cornerstone's general and administrative expense in the nine months ended September 30, 2016 decreased 9%, or $3.5 million, due to decreases in employee-related costs, primarily performance-based incentives, and consulting costs. Cornerstone's general and administrative expense was 4.6% of net sales, compared to 4.8% in the prior year.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,304	—%	$7,318	$21,582	(3)%	$22,326
Cornerstone	3,214	(2)%	3,290	10,163	(4)%	10,616
HSNi	$10,518	(1)%	$10,608	$31,745	(4)%	$32,942
As a percentage of HSNi net sales	1.3%	10 bps	1.2%	1.3%	-	1.3%

Depreciation and amortization in the third quarter of 2016 decreased 1%, or $0.1 million. Depreciation and amortization in the nine months ended September 30, 2016 decreased 4%, or $1.2 million. Approximately $40.8 million in capital assets related to HSN's warehouse automation project were placed into service in September of 2016.
Loss on Sale and related Asset Impairment
During the second quarter of 2016, HSNi committed to a plan to sell Chasing Fireflies and TravelSmith, two of the apparel brands included within the Cornerstone segment. The assets and liabilities of the two brands were classified as held for sale as of June 30, 2016 and measured at their fair values less the estimated selling costs. As a result, Cornerstone recorded a non-cash asset impairment charge of $20.4 million in the second quarter of 2016.
On September 8, 2016, Cornerstone completed the divestiture of TravelSmith and Chasing Fireflies.  In the third quarter of 2016, Cornerstone recorded a loss on sale of $11.2 million, which includes $3.8 million of cash charges related to transaction costs and employee and lease liabilities.  The sale price included $1 million in cash and a potential additional $2 million of contingent consideration that is based on the achievement of certain performance metrics in 2016.
Net sales for Chasing Fireflies and TravelSmith were $12.5 million and $43.6 million for the three and nine month periods ended September 30, 2016, respectively, and were $99.2 million for the year ended December 31, 2015. The pre-tax operating loss for the two brands, excluding asset impairment charges and the loss on sale, was approximately $4 million and $13 million for the three and nine month periods ended September 30, 2016. respectively, and $12 million for the year ended December 31, 2015.  Included in these results are fixed costs (approximately $7 million on an annual basis) which will be wholly or partially reabsorbed by the remaining Cornerstone brands following the divestitures.  See Note 14 of Notes to Consolidated Financial Statements for further discussion.

Operating Income (Loss)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$46,963	(16)%	$56,195	$151,745	(8)%	$164,649
As a percentage of HSN net sales	8.2%	(130 bps)	9.5%	8.9%	(40 bps)	9.3%
Cornerstone	$(10,088)	(716)%	$1,638	$(18,827)	(190)%	$20,897
As a percentage of Cornerstone net sales	(4.0)%	(460 bps)	0.6%	(2.4)%	(490 bps)	2.5%
HSNi	$36,875	(36)%	$57,833	$132,918	(28)%	$185,546
As a percentage of HSNi net sales	4.5%	(220 bps)	6.7%	5.3%	(190 bps)	7.2%
HSNi's operating income in the third quarter of 2016, which includes a loss on the sale of $11.2 million, decreased 36%, or $21.0 million, and was 4.5% of net sales compared to 6.7% in the prior year. HSN's operating income in the third quarter of 2016 decreased 16%, or $9.2 million, and was 8.2% of net sales compared to 9.5% in the prior year. The decline was driven by decreases in net sales and in gross profit as a percentage of net sales, partially offset by a $5.2 million decrease in operating expenses. Cornerstone's operating loss in the third quarter of 2016 was $10.1 million compared to operating income of $1.6 million in the prior year. The decrease is due to the $11.2 million loss on sale of TravelSmith and Chasing Fireflies and the lower gross profit, partially offset by the decrease in operating expenses.
HSNi's operating income in the nine months ended September 30, 2016 decreased 28%, or $52.6 million, and was 5.3% of net sales compared to 7.2% in the prior year. HSN's operating income in the nine months ended September 30, 2016 decreased 8%, or $12.9 million, and was 8.9%, compared to 9.3% the prior year. The decline was driven by decreases in net sales and in gross profit as a percentage of net sales, partially offset by lower operating expenses. Cornerstone's operating loss in the nine months ended September 30, 2016 was $18.8 million compared to operating income of $20.9 million in the prior year. The decrease is due to the $11.2 million loss on the sale of TravelSmith and Chasing Fireflies recorded in the third quarter of 2016, the $20.4 million non-cash asset impairment charge recorded in the second quarter of 2016 and the $26.7 million decrease in gross profit attributable to the 5% decrease in net sales and lower gross profit rate.
As a part of HSNi’s supply chain optimization initiative, HSN began phasing in its expanded automation capabilities in its Piney Flats, Tennessee distribution center in the third quarter.  In October, the center experienced issues in its ability to satisfy order fulfillment within traditional shipping time frames resulting in delays in merchandise deliveries.  While these delays in order fulfillment have not affected third quarter results, HSN’s fourth quarter results will be impacted in the form of increased customer credits and accommodations, expedited shipping and handling costs, operating expenses and order cancellations. Despite the delays experienced in its Piney Flats facility, the Company continues to ship substantially all of its orders within its normal time frames.
Based upon information available as of the date of this filing, we expect that incremental related costs, customer credits and accommodations during the fourth quarter will range from $10 million to $15 million. Costs could exceed this range should the resolution to these matters persist into the first quarter of 2017.  We expect to realize financial and operational benefits of the supply chain optimization initiative in the form of increased labor efficiencies, more efficient space utilization, lower transportation costs and faster customer deliveries upon the project's completion.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Please refer to Note 4 of the Notes to Consolidated Financial Statements for a discussion of the usefulness of this metric and for the reconciliation of Adjusted EBITDA to operating income for HSNi's operating segments and to HSNi's consolidated net income.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
HSN	$58,020	(14)%	$67,109	$184,990	(8)%	$201,493
As a percentage of HSN net sales	10.2%	(120 bps)	11.4%	10.8%	(60 bps)	11.4%
Cornerstone	$4,889	(56)%	$11,028	$26,052	(35)%	$39,820
As a percentage of Cornerstone net sales	1.9%	(210 bps)	4.0%	3.3%	(150 bps)	4.8%
HSNi	$62,909	(19)%	$78,137	$211,042	(13)%	$241,313
As a percentage of HSNi net sales	7.6%	(140 bps)	9.0%	8.5%	(80 bps)	9.3%
HSNi's Adjusted EBITDA in the third quarter of 2016 decreased 19%, or $15.2 million, and was 7.6% of net sales compared to 9.0% in the prior year. The decline was primarily due to the decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by lower operating expenses. HSNi has focused on managing operating expenses through ongoing talent realignment, operational efficiencies and through strategic rationalization of Cornerstone's catalog circulation. Operating expenses as a percentage of net sales (excluding non-cash charges and other non-GAAP adjustments identified in Note 4 to the Notes to Consolidated Financial Statements) were 26.4%, consistent with the prior year.
HSNi's Adjusted EBITDA in the nine months ended September 30, 2016 decreased 13%, or $30.3 million, and was 8.5% of net sales compared to 9.3% in the prior year. The decline was primarily due to the decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by lower operating expenses. Operating expenses as a percentage of net sales (excluding non-cash charges and other non-GAAP adjustments identified in Note 4 to Notes to Consolidated Financial Statements) were 26.9% compared to 27.1% in the prior year.
HSN
HSN's Adjusted EBITDA for the third quarter of 2016 decreased 14%, or $9.1 million, and was 10.2% of net sales compared to 11.4% in the prior year. The decline was primarily due to the decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by lower operating expenses. Operating expenses as a percentage of net sales (excluding non-cash charges) were 23.2% compared to 23.3% in the prior year.

HSN's Adjusted EBITDA for the nine months ended September 30, 2016 decreased 8%, or $16.5 million, and was 10.8% of net sales compared to 11.4% in the prior year. The decline was primarily due to the decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by lower operating expenses. Operating expenses as a percentage of net sales (excluding non-cash charges and the $3.2 million charge in the prior year related to the planned closure of one of HSN's distribution centers) were 23.5% compared to 23.8% in the prior year.
Cornerstone
Cornerstone's Adjusted EBITDA for the third quarter of 2016 decreased 56%, or $6.1 million, and was 1.9% of net sales compared to 4.0% in the prior year. The decline was primarily due to a decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by improved operating expense leverage. Operating expenses (excluding non-cash charges and the $11.2 million loss on sale) decreased $5.5 million and were 33.6% of net sales compared to 33.1% in the prior year.
Cornerstone's Adjusted EBITDA for the nine months ended September 30, 2016 decreased 35%, or $13.8 million, and was 3.3% of net sales compared to 4.8% in the prior year. The decline was primarily due to a decrease in net sales and decline in gross profit as a percentage of net sales, partially offset by lower operating expenses. Operating expenses (excluding non-cash charges and the $11.2 million loss on sale) decreased $12.9 million and were 34.1% of net sales compared to 34.0% in the prior year.
Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	Change	2015	2016	Change	2015
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$125	257%	$35	$223	101%	$111
Interest expense	(4,126)	1%	(4,098)	(12,211)	8%	(11,352)
Total other expense, net	$(4,001)	(2)%	$(4,063)	$(11,988)	7%	$(11,241)
As a percentage of HSNi net sales	0.5%	-	0.5%	0.5%	10 bps	0.4%

Interest expense for the third quarter ended September 30, 2016 was $4.0 million, relatively unchanged from the prior year. Interest expense for the nine months ended September 30, 2016 increased $0.7 million compared to the prior year primarily due to a higher average outstanding debt balance driven by the funding of a special cash dividend in February 2015 and an increase in the interest rate, partially offset by the write-off of $0.5 million of deferred financing fees in the prior year related to the credit agreement that was terminated in January 2015.
Income Tax Provision
For the three and nine months ended September 30, 2016, HSNi recorded a tax provisions $12.7 million and $45.7 million, which represents effective tax rates of 38.7% and 37.8%, respectively. For the three and nine months ended September 30, 2015, HSNi recorded a tax provision of $19.6 million and $64.8 million, which represents effective tax rates of 36.4% and 37.2%, respectively. The change in the effective tax rate was primarily due to a reduction in the estimated permanent tax differences for the year coupled with lower forecasted income, and as a result of adjustments related to the filing of the prior year federal income tax return. The Company expects its annual 2016 effective tax rate to be approximately 38%.
Liquidity and Capital Resources
As of September 30, 2016, HSNi had $67.4 million of cash and cash equivalents compared to $63.9 million as of December 31, 2015 and $63.2 million as of September 30, 2015.
Net cash provided by operating activities for the nine months ended September 30, 2016 was $114.0 million compared to $104.9 million in the prior year, an increase of $9.1 million, primarily due to changes in working capital related to inventories and accounts receivables. There were lower investments in inventories in 2016 driven by the higher than planned inventory levels at the end of 2015. The decrease in inventories as of September 30, 2016 compared to December 31, 2015 was impacted by the divestiture of TravelSmith and Chasing Fireflies in September 2016 which resulted in the sale of approximately $29.3 million of inventories.  Cash provided by accounts receivables in 2016 decreased compared to the prior year due to higher utilization and expanded offers of HSN's Flexpay offering in 2016 and the lower outstanding accounts receivable balance at the end of 2015 compared to 2014. HSN expects to continue to use its offering of Flexpay, when appropriate, as a tool to drive profitable revenue growth.

Net cash used in investing activities for the nine months ended September 30, 2016 was $29.1 million and was related to capital expenditures primarily for investments in our distribution centers, including our warehouse automation project, information technology, Cornerstone's retail store expansion and infrastructure.
Net cash used in financing activities for the nine months ended September 30, 2016 was $81.4 million. Net repayments of HSNi's long-term debt during the current quarter, including for the term loan and revolving credit facility, were $8.8 million. HSNi paid quarterly cash dividends totaling $1.05 per share in the first nine months of 2016, representing an aggregate payment of $54.9 million. HSNi also paid $16.6 million for approximately 0.4 million shares of common stock repurchased during the nine months ended September 30, 2016.

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of September 30, 2016 with a leverage ratio of 1.9x and an interest coverage ratio of 22.7x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. The Credit Agreement also contains provisions that limit the ability of HSNi to make Restricted Payments, defined as cash dividends, distribution of other property, repurchase of the Company’s common stock, prepayment or redemption of debt, etc., however, so long as the Company’s leverage ratio is below 3.00x after giving pro forma effect to any proposed Restricted Payments, the amount of such Restricted Payments are not limited. In the event the Company’s leverage ratio is equal to or greater than 3.00x or after giving pro forma effect to any proposed Restricted Payments, then such Restricted Payments are limited to $150 million in any such fiscal year. The current cash dividend of $1.40 annually per share represents a Restricted Payment of approximately $73.2 million.  Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

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
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $13.9 million as of September 30, 2016. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of September 30, 2016, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $586.1 million.
To reduce our future exposure to rising interest rates under our credit facility, we entered into interest rate swaps that effectively convert $187.5 million of our variable rate term loan to a fixed-rate of 0.8525% through April 2017, and then increases to $250.0 million through January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of September 30, 2016, the all-in fixed rate was 2.3525%. For additional information related to our interest rate swap, refer to Note 7 of Notes to Consolidated Financial Statements.
Effective January 27, 2015, HSNi's Board of Directors authorized a 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the nine months ended September 30, 2016, HSNi repurchased approximately 357,000 shares of common stock at a cost of $16.6 million, or an average cost of $46.45 per share. As of September 30, 2016, approximately 2.7 million shares remain authorized for repurchase under the program.

HSNi anticipates it will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2016 are expected to be approximately $40 million to $45 million and primarily relate to investments in information technology, Cornerstone's retail expansion and infrastructure. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.
In the fourth quarter of 2016, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. The dividend will be paid on December 20, 2016 to HSNi's record holders as of December 7, 2016.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2016. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Below is a summary of our common stock repurchases during the third quarter of 2016:

Period	Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2016 - July 31, 2016	5,498	$47.99	5,498	2,814,492
August 1, 2016 - August 31, 2016	66,813	$45.04	66,813	2,747,679
September 1, 2016 - September 30, 2016	52,100	$41.53	52,100	2,695,579
	124,411	$43.70	124,411

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

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2016, December 31, 2015 and September 30, 2015, (iv) Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2016 and Year Ended December 31, 2015, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2016	By:	/S/ JUDY A. SCHMELING
Judy A. Schmeling, Chief Operating Officer and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)