Form 10-K
period 2016-12-31
HSN, Inc.
filed 2017-02-24
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________________________
FORM 10-K
 ______________________________________________________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding common stock held by non-affiliates as of June 30, 2016 (the registrant’s most recently completed second fiscal quarter), was $1,559,375,075 (based on a closing price of $48.93 per share for the registrant’s common stock on the NASDAQ Global Select Market).
As of February 23, 2017, the registrant had 52,367,930 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2016 fiscal year end are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

•	changes to international and national trade laws, regulations and policies (particularly those related to or restricting global trade) could significantly impair HSNi’s profitability;

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

•
changes in product shipping and handling costs particularly if we are unable to offset them; and changes in consumer expectations for reduced shipping charges and faster delivery times particularly if we are unable to meet them;

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
Business Overview
HSNi is an interactive multi-channel retailer offering customers innovative and differentiated experiences through various platforms including television, online, mobile, catalogs and in retail and outlet stores through the six brands of its two operating segments, HSN and Cornerstone.
HSN is an interactive entertainment and lifestyle retailer offering a curated assortment of exclusive products and top brand names to its customers primarily through television home shopping programming on the HSN television networks, through its business-to-consumer digital commerce sites HSN.com and joymangano.com, through mobile applications, through its outlet stores and through its wholesale distribution of certain proprietary products to other retailers. HSN incorporates entertainment, inspiration and personalities to provide an entirely unique shopping experience.
Cornerstone is comprised of interactive, aspirational home and apparel lifestyle brands, including Ballard Designs, Frontgate, Garnet Hill, Grandin Road, and Improvements. Cornerstone operates five separate digital sales sites, distributes approximately 300 million catalogs annually and operates 16 retail and outlet stores.
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
History
HSNi’s predecessor company began broadcasting television home shopping programming from its studios in St. Petersburg, Florida in 1981 and, by 1985, was broadcasting this programming through a national network of cable and local television stations 24 hours a day, seven days a week. The company's national distribution network consists of a combination of cable, satellite and broadcast systems and, as of December 31, 2016, the HSN television networks reached approximately 91.1 million residential homes in the United States.
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
In April 2012, it acquired Chasing Fireflies, a direct-to-consumer premium children's and family's lifestyle brand.
HSNi regularly assesses its businesses in an effort to continuously strengthen its product and brand portfolio. HSNi divested of Smith+Noble, a brand specializing in window treatments, in May 2012 and The Territory Ahead, a brand specializing in casual apparel for men and women, in July 2012. HSNi then divested of Chasing Fireflies and TravelSmith, two of the apparel brands in the Cornerstone portfolio, in September 2016.
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

As of December 31, 2016 and 2015, HSN's live broadcast reached approximately 91.4 million and 93.7 million homes of the approximately 114.7 million and 113.3 million homes, respectively, in the United States with a television set. Television households reached by the HSN television network as of December 31, 2016 and 2015 primarily include approximately 61.1 million and 63.5 million households capable of receiving cable and/or telephone company ("Telco") transmissions, respectively, and approximately 30.0 million and 30.1 million direct broadcast satellite system ("DBS") households, respectively. As of December 31, 2016 and 2015, HSN2 reached approximately 47.5 million and 49.8 million homes, respectively. Television households reached by HSN2 as of December 31, 2016 and 2015 primarily include approximately 37.3 million and 38.3 million households capable of receiving cable and/or Telco transmissions, respectively, and approximately 10.2 million and 11.5 million DBS households, respectively.

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

HSN’s larger pay television operators include Comcast, AT&T/DirecTV, Charter Communications and Echostar/DISH.

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
Broadcast Television Distribution
As of December 31, 2016, HSN also had affiliation agreements with 102 broadcast television stations for leased carriage of the HSN television networks with terms ranging from several weeks to several years. In exchange for this carriage, HSN pays the broadcast television stations hourly or monthly fixed rates or commissions based on a percentage of the net merchandise sales to their viewership bases. As of December 31, 2016, HSNi’s subsidiary, Ventana Television, Inc. also owned 25 broadcast television stations that carry the HSN television networks on a full-time basis.
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
Mobile Distribution
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

Cornerstone

Cornerstone consists of a portfolio of aspirational home and apparel brands, prominent in the direct marketing and retail space, including catalog distribution and related websites. Although there is some overlap in the product offerings, the home brands are comprised of Frontgate, Ballard Designs, Grandin Road and Improvements. Garnet Hill focuses primarily on apparel and accessories and is categorized by HSNi as an apparel brand. There are also 16 retail and outlet stores located throughout the United States.

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

New editions of full-color catalogs are mailed to customers several times each year, with a total annual circulation in 2016 of approximately 313 million catalogs. The timing and frequency of catalog circulation varies by brand and depends upon a number of factors, including the timing of the introduction of new products, marketing campaigns and promotions and inventory levels, among other factors.
Cornerstone also operates websites for each of its featured brands, such as Frontgate.com, BallardDesigns.com, GarnetHill.com, GrandinRoad.com and Improvementscatalog.com. These websites serve as additional storefronts for products featured in related print catalogs, as well as provide customers with additional content and product assortments to support and enhance their shopping experience. Additional content provided by these websites, which differs across the various websites, includes decorating tips, measuring information, online design centers, gift registries and travel centers, as well as a feature that allows customers to browse the related catalog online. In addition, a growing number of customers use mobile devices to shop the Cornerstone brands.
Supply
HSN and Cornerstone purchase products from numerous foreign and domestic manufactures and importers by way of short- and long-term contracts and purchase orders, including products made to their respective specifications, as well as name brand merchandise and lines from third party partners, typically with certain exclusive rights. The terms of these contracts and purchase orders vary depending upon the underlying products, the retail channel in which the products will ultimately be sold and the method of sale. In some cases, these contracts provide for the payment of additional amounts to partners in the form of commissions, the amount of which is based upon the achievement of agreed upon sales targets, among other milestones. In addition, in the case of some purchases, HSNi may have certain return, extended payment and/or termination rights. The mix and source of products generally depends upon a variety of factors, including price and availability, and HSNi manages inventory levels through periodic, ongoing analyses of anticipated and current sales. No single vendor accounted for more than 10% of HSNi’s consolidated net sales in 2016, 2015 or 2014.
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
Digital commerce, representing almost half of HSN's business, is an essential part of HSN's overall strategy to optimize its content across multiple distributed commerce platforms. We are able to utilize digital marketing efforts to prospect for new customers and re-engage former customers. HSN continues to invest in digital marketing strategies including online search engines, digital display ads and social media marketing.
HSN engages in co-promotional partnerships with major media companies. These are done primarily because they offer us editorial authority while they also secure print advertising in national fashion, style and/or lifestyle publications to market HSN to prospective customers in its target demographics. HSN also engages in targeted offline advertising. As part of HSN's entertainment strategy, it participates in innovative joint marketing and promotional partnerships with major motion picture companies as well as well-known recording artists. HSN also creates strategic alliances with world-class, consumer brands in an effort to reach new prospects through relevant brand integrations and occasion-based event marketing. These promotions are designed to not only generate additional revenue and create brand awareness, but to also provide unique experiences for our customers in our continued effort to drive customer engagement as well as position HSN as a proven and powerful marketing vehicle.

HSN's credit card program offers eligible customers a private label credit card. All cardholders receive certain rewards and benefits which are designed to recognize and promote customer loyalty. HSN designs, executes and administers marketing programs to promote usage of the card to current and potential customers. These marketing programs are funded largely by the sponsoring bank. Typically, customers using the HSN private label credit card shop with HSN more frequently, as well as spend more money per visit, than customers not using the card. In addition to fostering greater customer loyalty and driving more sales, HSN also saves on interchange fees that it would incur if its customers used third-party cards. Purchases made through the private label credit card represented 36%, 34% and 31% of HSN's business in 2016, 2015 and 2014, respectively. Certain brands in the Cornerstone portfolio also offer their customers private label credit cards with purchases representing approximately 4% of Cornerstone's sales in 2016.
The Cornerstone brands differentiate themselves by offering customers an assortment of innovative proprietary and branded apparel and home products. In many cases, Cornerstone seeks to secure exclusive distribution rights for certain products. Cornerstone employs in-house designers and partners with leading manufacturers and designers to aid in the development of its unique, exclusive product assortment. The Cornerstone brands use their respective websites and e-mail marketing to promote special offers, including cross-promotions for other Cornerstone brands. In addition, Cornerstone partners with third parties to offer promotional events such as sweepstakes and/or enter into other advertising agreements. HSNi believes that these affiliations enhance the awareness of the Cornerstone brands among consumers as well as strengthen its various brands overall. Cornerstone has also been extending its distributed commerce platform through both its experiential and more traditional retail and outlet stores, as a marketing tool to increase demand in the overall regions where the stores reside.
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
HSNi allows the customer to pay using traditional payment options (credit and certain debit cards), as well as evolving payment alternatives such as PayPal, VISA Checkout and Apple Pay. HSNi also offers other payment options including private label and co-branded credit cards and, in the case of HSN, Flexpay. By utilizing Flexpay, customers may pay for select merchandise in two to six interest-free, monthly credit or debit card payments. HSN also offers its customers the convenience of ordering products under its Autoship program, through which customers may arrange to have products automatically shipped and billed at scheduled intervals. Standard and express shipping options are available and customers may generally return most merchandise for a full refund or exchange in accordance with applicable return policies (which vary by brand and business). Returns generally must be received within specified time periods after purchase, ranging from a minimum of thirty days to a maximum of one year, depending upon the applicable policy.
HSNi seeks to fulfill customer orders and process returns quickly and accurately from a network of fulfillment centers. For HSN, these centers are located in Tennessee, California, Virginia and New York, and for Cornerstone, the fulfillment centers are located in Ohio and Arizona. As part of its supply chain optimization initiative, HSNi will be consolidating two of its fulfillment centers, resulting in the expected closure of the Virgina facility and transfer of its operations to its Tennessee fulfillment center. HSNi contracts with several third party carriers and other fulfillment partners for the delivery of products to its customers and processing of returns.
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
These laws, regulations, rules, policies and procedures are subject to change at any time. Unfavorable changes applicable to us could decrease demand for our merchandise, increase costs which we may not be able to offset, subject us to additional liabilities and/or otherwise adversely affect our businesses.
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
Programming and Interactive Television Services
Although HSN markets and sells consumer products through a variety of outlets, it does so, in large part, through live video programming services distributed by cable television systems, satellite systems and over-the-air broadcasters.  Consequently, regulation of programming services and the entities that distribute them can affect HSN.  In the United States, the Federal Communications Commission ("FCC") regulates broadcasters, the providers of satellite communications services and facilities for the transmission of programming services, the cable television systems and other multichannel video programming distributors ("MVPDs") that distribute such services, and, to some extent, the availability of the programming services themselves through its regulation of program licensing. Cable television systems in the United States are also regulated by municipalities or other state and local government authorities. Regulatory carriage requirements also could adversely affect the number of channels available to HSN.

Through Liberty Interactive Corporation's ownership interests in HSNi and in Charter Communications, Inc., the FCC attributes an ownership interest of Charter Communications, Inc. to HSNi, thereby subjecting us to various FCC rules regarding the distribution of video programming to MVPDs. These include, for example, the FCC's program access rules, which, in general, prohibit various unfair practices involving the distribution of video programming to MVPDs and its program carriage rules, which, among other things, prohibit cable operators from favoring affiliated programmers so as to restrain unreasonably the ability of unaffiliated programmers to compete. The FCC program access and program carriage rules also make provision for enforcement of alleged violations through complaint proceedings initiated by aggrieved entities.

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
Competition
HSNi brands and businesses operate in a highly competitive environment. These brands and businesses are in direct competition for consumers with traditional and online retailers (both television and digital retailers), ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, mail order and catalog companies, infomercial retailers, wholesale clubs and discount retailers. In addition, the HSN television networks compete for access to customers and audience share with other conventional forms of entertainment and content. The price and availability of programming for pay television systems affect the availability of distribution for HSN television programming. Principal competitive factors for HSNi brands and businesses include: (i) brand recognition, (ii) value, quality and selection of merchandise, (iii) customer experience, including customer service and reliability of fulfillment and delivery services and (iv) convenience and accessibility of sales channels.
Employees
As of January 19, 2017, HSNi employed approximately 6,500 employees. No HSNi employees are represented by unions or other similar organizations and HSNi considers its relations with its employees to be good.
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

We operate in a rapidly evolving and highly competitive retail business environment. The continuing migration and evolution of retailing to online and mobile channels has increased the challenges in differentiating ourselves from other retailers. In particular, consumers are able to quickly and conveniently comparison shop and determine real-time product availability using digital tools, which can lead to decisions based solely on price, the functionality of the digital tools or a combination of those and other factors. We have numerous and varied competitors at the national and local levels, ranging from large department stores to specialty shops, electronic retailers, direct marketing retailers, wholesale clubs, discount retailers, other televised shopping retailers such as QVC and EVINE, infomercial retailers, internet retailers, and mail-order and catalog companies. Many of our current and potential competitors are larger, have greater resources, longer histories, more customers and greater brand recognition than we do. They may secure better terms from vendors, adopt more aggressive pricing, offer free or subsidized shipping and devote more resources to technology, fulfillment and marketing. Other companies also may enter into business combinations or alliances that strengthen their competitive positions.

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
We are dependent upon the pay television operators with whom we enter into distribution and affiliation agreements to carry the HSN television networks. We currently have contracts with many local and national pay television operators to distribute HSN television programming. Some of HSN’s larger pay television operators include Comcast, AT&T/DirecTV, Charter Communications and Echostar/DISH. The two largest pay television operators represent 49% of our subscribers. The cessation of carriage of the HSN television networks by a major pay television operator or a significant number of smaller pay television operators for a prolonged period of time could adversely affect our business, financial condition and results of operations. Additionally, the continued consolidation of the pay television operator industry could cause us to lose leverage when negotiating new agreements or result in less favorable terms for HSN. While we believe that we will be able to continue to successfully manage the distribution process in the future, certain changes in distribution levels, as well as increases in fees payable for carriage, could occur notwithstanding these efforts.
We typically seek to enter into long-term distribution and affiliation agreements with these major pay television operators; however, in some cases, renewals are not agreed upon prior to the expiration of a given agreement and the HSN television networks continue to be carried by the relevant pay television operator without an effective agreement in place. We currently provide service to approximately 51% of our total subscribers pursuant to month-to-month contracts or contracts that have expired. In addition, another 32% of our total subscribers are represented by contracts that expire within one year. Renewal and negotiation processes with pay television operators are typically lengthy. No assurance can be given that we will be successful in negotiating renewals with all these operators or that the financial and other terms of renewal will be on acceptable terms. The failure to successfully renew or negotiate new distribution and affiliation agreements covering a material portion of the existing cable and satellite households on acceptable terms could adversely affect our growth, sales revenue and earnings.
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
Our success is dependent upon the continued ability of HSN to transmit the HSN television networks to broadcast and pay television operators from its satellite uplink facilities, which transmission is subject to the FCC compliance. HSN has entered into a satellite transponder agreement to provide for continued carriage of the HSN television networks on a replacement transponder and/or replacement satellite, as applicable, in the event of a failure of the transponder and/or satellite. Any such disruption could have a material adverse effect on our competitive position, business and results of operations.

International and national trade laws, regulations and policies (particularly those related to or restricting global trade) could significantly impair HSNi’s profitability and growth prospects.
     International and national laws, regulations and policies directly or indirectly related to or restricting the import of HSNi’s products could harm HSNi’s business.  Restricted access to global markets impairs HSNi’s ability to import its products at competitive prices on a timely basis. These restrictions may affect HSNi’s competitive position. Additionally, HSNi’s competitive position and results could be adversely affected by changes in-or uncertainty surrounding-U.S. trade policy.  A majority of HSNi's inventory is currently imported. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our business, results of operations and liquidity.

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

We operate a limited number of distribution facilities. Our ability to meet the needs of our customers depends on the proper operation of these distribution facilities. If any of these distribution facilities were to shut down or otherwise become inoperable or inaccessible for any reason, we could suffer a substantial loss of inventory and/or disruptions of deliveries to our customers. In addition, we could incur significantly higher costs and longer lead times associated with the distribution of our products during the time it takes to reopen or replace the damaged facility. Any of the foregoing factors could result in decreased sales and have a material adverse effect on our business, financial condition and operating results. In addition, we have been implementing new warehouse management systems to further support our efforts to operate with increased efficiency and flexibility. There are risks inherent in operating in new distribution environments and implementing new warehouse management systems, including operational difficulties that may arise with such transitions. We may experience shipping delays should there be any disruptions in our new warehouse management systems or warehouses themselves.
The processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights.
In the processing of consumer transactions, we receive, transmit and store a large volume of personally identifiable information and other user data. The storing, sharing, use, disclosure and protection of this information are governed by federal, state and international laws as well as the privacy and data security policies maintained by us. Specifically, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. As a merchant who accepts credit and debit cards, we are subject to heightened payment card industry standards. These standards primarily pertain to the processes and procedures for secure storage of customer data. Failure to comply with these standards, as required by card issuers, could result in card brand fines and/or the possible inability for us to accept a card brand. We could be adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies, or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations.

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
The imposition of obligations to collect state and local sales tax with respect to sales from out-of-state retailers is restricted by U.S. Supreme Court decisions as well as state law.  As a result, approximately 33% of our revenue is not currently subject to sales tax or its equivalent. However, an increasing number of states have adopted or are considering laws that attempt to impose obligations on out-of-state retailers to collect sales tax on their behalf.  Congress is also considering legislation allowing states to require out-of-state sellers to collect sales and use taxes.  It is not possible to predict with any degree of certainty the outcome of these initiatives or the impact of these initiatives on our business and marketing strategies that we are considering or may consider in the future.

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
We are impacted by increases in shipping rates charged by various shipping vendors relating to the procurement of merchandise from vendors and manufacturers, the shipment of merchandise to customers and the mailing of catalogs, which over the past few years have experienced volatility in comparison to historical levels. Variations in the mix and quantity of products we sell impact the cost to ship our products as do the shipping promotions we frequently offer to drive revenues. We currently expect that shipping and postal rates will continue to increase as well as the trend towards free shipping in the direct-to-consumer marketplace. As online and multi-channel retailers continue to focus on delivery services, we expect customers will continue to expect faster delivery times with a reduced price or free. In the case of deliveries to customers, we believe we have negotiated favorable shipping rates, which increase at agreed upon levels over time, with one independent, third party shipping company. If this relationship were to terminate or if the shipping company was unable to fulfill its obligations under the contract for any reason, particularly during peak shipping seasons, we would have to work with other shipping companies to deliver merchandise to customers, which could be at less favorable rates and could cause a disruption in our business. A significant increase in shipping promotions as well as any increase in shipping rates and related fuel and other surcharges passed on to us by our shipping company may adversely impact profits given that we may not be able to pass these increased costs directly to customers or offset them by increasing prices without a detrimental effect on customer demand. Our ability to be competitive on delivery times and delivery costs depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins.

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
HSN offers Flexpay, a program which customers may pay for certain merchandise in two to six interest-free, monthly credit or debit card installments. This is an effective tool for driving sales, primarily for higher-priced items. We maintain allowances for estimated losses resulting from the inability of customers to make required payments. Actual losses due to the inability of customers to make required payments may increase in a given period or exceed related estimates. As Flexpay usage continues to grow, we may experience these losses at greater rates, which will require us to maintain greater allowances for doubtful accounts of estimated losses than we have historically. To the extent that Flexpay losses exceed historical levels, our results of operations may be negatively impacted.
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
HSNi owns its corporate headquarters in St. Petersburg, Florida, which consist of approximately 600,000 square feet of office space and include executive offices, television studios, showrooms, broadcast facilities and administrative offices for HSN. HSN owns its fulfillment center in Piney Flats, Tennessee. HSN leases its fulfillment centers in Fontana, California; Roanoke, Virginia; Ronkonkoma, New York and Greeneville, Tennessee; as well as five outlet stores and other properties in various locations in the United States for administrative offices and data centers pursuant to leases that expire in 2017 through 2026. In 2015, HSNi announced it will be closing its distribution center in Roanoke, Virginia and intends to exit the facility by the end of its lease term in April 2018. Cornerstone owns an office and storage facility in Franconia, New Hampshire. Cornerstone leases its fulfillment centers in West Chester, Ohio; Monroe, Ohio and Phoenix, Arizona. It also leases other properties consisting of administrative offices, 16 retail stores and outlets, and photo centers in various locations throughout the United States, all pursuant to leases with expiration dates ranging from 2017 to 2027.

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

	Sales Price
Fiscal 2016	High	Low	Dividends
Fourth Quarter	$40.95	$30.75	$0.35
Third Quarter	$54.03	$37.34	$0.35
Second Quarter	$54.79	$45.57	$0.35
First Quarter	$55.87	$40.83	$0.35
Fiscal 2015
Fourth Quarter	$63.44	$49.43	$0.35
Third Quarter	$75.43	$57.17	$0.35
Second Quarter	$71.46	$61.74	$0.35
First Quarter	$79.80	$64.13	$10.35	(a)

(a) In January 2015, our Board of Directors approved a special cash dividend of $10.00 per share payable February 19, 2015 to shareholders of record as of February 9, 2015.

In February 2017, our Board of Directors approved a quarterly cash dividend of $0.35 per share payable March 22, 2017 to shareholders of record as of March 8, 2017. We currently expect to continue to declare and pay quarterly dividends of an amount similar to our past quarterly declaration. However, any determination to pay cash dividends will be at the discretion of our Board of Directors and will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. Our credit agreement limits the amount of and our ability to pay cash dividends. Refer to Note 7 to the Notes to Consolidated Financial Statements and the Liquidity and Capital Resources section of Management's Discussion and Analysis for a discussion of restrictions on the payment of dividends.

Holders
As of January 19, 2017, there were approximately 1,300 shareholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.

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
As of December 31, 2016, there were 2,695,579 shares available for repurchase. During the fourth quarter, there were no repurchases.

Performance Graph
The graph depicted below compares the five-year performance of our common stock with the cumulative total return on the Russell 2000 Index and the S&P Retail Select Industry Index from December 31, 2011 through December 31, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
HSN, Inc.
Russell 2000 Index
S&P Retail Select Industry Index

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
HSN, Inc.	100.00	153.87	176.54	219.24	172.57	120.50
Russell 2000 Index	100.00	116.35	161.52	169.43	161.95	196.45
S&P Retail Select Industry Index	100.00	119.32	165.95	184.29	201.31	209.85

ITEM 6.	SELECTED FINANCIAL DATA
The following table presents selected consolidated financial data for HSNi. The information in this table is not necessarily indicative of future performance and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included herein.

	Year Ended December 31,
	2016	2015	2014	2013	2012 (a)
	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$3,567,485	$3,690,575	$3,587,995	$3,403,983	$3,266,739
Loss on sale of businesses and asset impairments (b)	31,232	6,660	—	3,040	—
Operating income	205,807	284,034	284,609	282,654	258,744
Income from continuing operations	118,708	169,239	172,984	178,449	136,497
Net income	118,708	169,239	172,984	178,449	130,675
Income from continuing operations per share:
Basic	$2.27	$3.22	$3.28	$3.33	$2.42
Diluted	$2.25	$3.16	$3.23	$3.25	$2.36
Net income per share:
Basic	$2.27	$3.22	$3.28	$3.33	$2.32
Diluted	$2.25	$3.16	$3.23	$3.25	$2.25
Shares used in computing earnings per share:
Basic	52,359	52,627	52,736	53,640	56,314
Diluted	52,863	53,505	53,633	54,857	57,956
Dividends declared per common share	$1.40	$11.40	$1.10	$0.79	$0.555

Balance Sheet Data (end of period):
Working capital	$268,937	$329,182	$407,654	$361,386	$357,265
Total assets	1,304,533	1,341,463	1,399,526	1,308,162	1,304,349
Total debt, including current maturities	515,000	640,000	228,126	240,625	250,000
Other long-term liabilities, including deferred income taxes	80,088	65,155	72,698	74,845	67,385

(a)	The Territory Ahead and Smith+Noble, two brands sold by Cornerstone in 2012, were presented as discontinued operations.
(b)	Includes the loss on sale of businesses and asset impairment charges related to Chasing Fireflies and TravelSmith, two brands sold by Cornerstone in 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Overview
HSNi offers innovative, differentiated retail experiences and markets and sells a wide range of third party and proprietary merchandise directly to consumers through its two operating segments, HSN and Cornerstone. HSN's business platforms include (i) the television home shopping programming broadcast on the HSN television networks; (ii) the HSN.com and joymangano.com websites; (iii) mobile applications; (iv) outlet stores; (v) direct-response television marketing; and (vi) wholesale distribution of certain proprietary products to other retailers. Cornerstone's business platforms include (i) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Frontgate, Garnet Hill, Grandin Road and Improvements; (ii) websites, consisting primarily of the five branded websites operated by Cornerstone; (iii) retail and outlet stores; and (iv) mobile applications.
Sources of Revenue
HSN revenue includes merchandise sales originating from the live television broadcasts of its programming 24 hours per day, seven days a week; HSN2, a network that primarily distributes taped programming; the HSN.com and joymangano.com websites; mobile applications; outlet stores; direct-response television marketing; and wholesale distribution of certain proprietary products to other retailers. HSN also sells merchandise through its "Autoship" program under which customers receive scheduled merchandise shipments according to a pre-determined calendar.
Cornerstone sells private label and third party merchandise through its assortment of catalogs, digital sites, mobile applications and retail and outlet stores. Cornerstone consists of the brands of Ballard Designs, Frontgate, Garnet Hill, Grandin Road and Improvements.
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
Overview of Results
HSNi’s net sales in 2016 decreased 3% to $3.6 billion. Net sales at HSN decreased 3% to $2.5 billion and Cornerstone’s net sales decreased 5% to $1.1 billion. Both segments were impacted by a challenging retail environment that was highly promotional with intense competition that experienced distractions from a disruptive political climate. We had increased pressure on shipping and handling revenues as the trend in the industry towards free or reduced price shipping promotions continued, a trend we expect to continue in 2017. As a result, we implemented more aggressive and strategic shipping and handling pricing incentives in mid-2016 at HSN that we believe will make us more competitive in the marketplace.
Digital remains an essential part of our strategy to optimize the content of all our brands across multiple distributed commerce platforms. HSNi digital sales penetration now represents 53% of our business. Sales from a mobile device, including smart phones and tablets, grew 17% and represent 22% of our total business. We will continue to invest in our digital technologies to enable us to offer a highly personalized and engaging experience based on customer profile, preferences and usage.
On September 8, 2016, HSNi divested of TravelSmith and Chasing Fireflies, two of the under-performing apparel brands within the Cornerstone portfolio, allowing us to exclusively focus on improving the performance of our strategic brands. The sale resulted in a loss and asset impairment charges totaling $31.2 million. The results of TravelSmith and Chasing Fireflies are included in the results of HSNi and Cornerstone through the date of the divestiture.
As part of our distributed commerce strategies, we continued to invest in Cornerstone's experiential retail stores in key markets to expand consumer touch points with our brands. We have seen increased demand and higher lifetime-value customers in the regions where our retail stores are located. In 2016, we opened two Ballard Designs retail stores and have plans to open three more Ballard Designs and one Frontgate retail store in 2017.
As a part of HSNi’s supply chain optimization which includes the automation and consolidation of certain HSNi distribution centers, HSN began phasing in its expanded automation capabilities in its Piney Flats, Tennessee distribution center in the third quarter of 2016.  In October, the center experienced issues in its ability to satisfy order fulfillment within traditional shipping time frames resulting in delays in merchandise deliveries.  The implementation impacted fourth quarter results by approximately $16 million primarily in the form of higher shipping and handling costs, due to expedited shipping and operational inefficiencies, and increased consulting costs included in operating expenses. Despite the delays experienced in its Piney Flats facility, the Company continued to ship substantially all of its orders within its normal time frames. We expect that approximately $8 million to $10 million of incremental related charges will be incurred primarily in the first half of 2017, $4 million to $5 million of which will affect gross profit.  Once fully operational, we expect to realize financial and operational benefits of the supply chain optimization initiative in the form of increased labor efficiencies, more efficient space utilization, lower transportation costs and faster customer deliveries upon the project's completion.
HSNi's net income in 2016, which included a charge of $31.2 million related to the divestitures and impairment of TravelSmith and Chasing Fireflies, decreased 30% to $118.7 million. The decrease in net income was primarily due to gross profit compression as a result of the lower sales and heightened promotional activity, particularly in shipping and handling, as well as the impact of the $31.2 million divestiture loss. The decrease was partially offset by lower operating expenses as we focused on cost containment initiatives, including Cornerstone's catalog circulation rationalization and talent realignment, and effectively managing HSN's Flexpay program. Although the utilization of HSN's Flexpay program increased in 2016, HSN's experienced lower credit losses than the prior year. The results in 2016 were also negatively impacted by the implementation issues of the supply chain optimization.
In 2017, HSNi's priorities include restoring sales growth by expanding our proprietary merchandising pipeline; driving customer acquisition; optimizing our digital platforms, particularly mobile; and extending our distributed commerce platforms, including further expansion of Cornerstone's experiential retail stores. We will also continue to invest in operational execution, including our supply chain optimization, while also focusing on expense management.
Results of Operations
Net Sales
Net sales primarily relate to the sale of merchandise, including shipping and handling fees, and are reduced by incentive discounts and actual and estimated sales returns. Sales taxes collected are not included in net sales. Digital sales include sales placed through our websites and our mobile applications, including tablets and smart phones.
Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSNi’s sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions.

	Year Ended December 31,
	2016	Change	2015	Change	2014
	(Dollars in thousands)
HSN	$2,474,554	(3)%	$2,542,107	3%	$2,476,088
Cornerstone	1,092,931	(5)%	1,148,468	3%	1,111,907
Total HSNi net sales	$3,567,485	(3)%	$3,690,575	3%	$3,587,995

Net sales for HSNi in 2016 decreased 3%, or $123.1 million, due to 3% sales declines at HSN and 5% sales declines at Cornerstone. Digital sales grew 3% with penetration increasing 310 basis points to 53.1%, up from 50.0% in the prior year. Mobile sales grew 17% and as a percentage of digital sales were 42.0%, up from 37.0% in the prior year. The number of units shipped in 2016 decreased 2% to 63.1 million and the average price point decreased 2% to $62.85. HSNi's net sales include the results of TravelSmith and Chasing Fireflies through the date of the divestitures on September 8, 2016 and its 2016 results include Cornerstone's 53-week period compared to a 52-week period in the prior year. Excluding the results of the divested businesses and additional week, net sales would have decreased approximately 2%.

	HSNi			Cornerstone
Annual net sales (in millions)	2016	2015	Change	2016	2015	Change
As reported	$3,567.5	$3,690.6	(3)%	$1,092.9	$1,148.5	(5)%
TravelSmith and Chasing Fireflies	(43.6)	(99.2)		(43.6)	(99.2)
Additional week	(15.0)	—		(15.0)	—
Net sales, comparable basis	$3,508.9	$3,591.4	(2)%	$1,034.3	$1,049.3	(1)%
Net sales for HSNi in 2015 increased 3%, or $102.6 million, due to 3% sales growth at HSN and 3% sales growth at Cornerstone. Digital sales grew 7% with penetration increasing 200 basis points to 50.0%, up from 48.0% in the prior year. The number of units shipped in 2015 increased 1% to 64.3 million and the average price point increased 1% to $64.03.
HSN

Net sales for HSN in 2016 decreased 3%, or $67.6 million. Approximately one-third of the decline in net sales was attributable to the conclusion of a direct-response television marketing campaign during the first quarter of 2016. Sales grew in wellness, electronics and culinary, offset by decreases in other categories and as well as in shipping and handling revenues. Shipping and handling revenues decreased primarily due to an increase in shipping promotions and a reduction in HSN's standard shipping rates which became effective in August 2016. Digital sales grew 6% with penetration increasing 380 basis points to 45.2%. Mobile sales grew 20.5% and as a percentage of digital sales were 52.1%, up from 46.0% in the prior year. The return rate decreased 80 basis points to 16.3% from 17.1% in the prior year primarily due to a shift in sales mix to categories with lower return rates. Units shipped in 2016 were up slightly to 50.0 million. The average price point decreased 3% to $56.61 largely due to increased promotional activity and changes in product mix.

Net sales for HSN in 2015 increased 3%, or $66.0 million. Sales grew in electronics and apparel and accessories, offset by decreases in jewelry and home. Strength in electronics was driven by partnerships with key brands while jewelry sales continued to be pressured this year as we repositioned this business. Digital sales grew 8% with penetration increasing 200 basis points to 41.4%. The return rate decreased 60 basis points to 17.1% from 17.7% in the prior year primarily due to a shift from merchandise with historically higher return rates, such as jewelry, to merchandise with lower return rates, such as electronics. Units shipped in 2015 increased 3% to 49.8 million. The average price point decreased 1% to $58.61. Sales from HSN's wholesale business increased in 2015 driven by an expanded product assortment sold to additional retail stores. Overall, the wholesale business represented 1% of HSN's net sales.

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

Divisional product sales mix at HSN is provided in the table below:

	Year Ended December 31,
	2016	2015	2014
Jewelry	7.9%	8.4%	9.7%
Fashion (apparel & accessories)	15.3%	14.7%	14.0%
Beauty & Health (including beauty, wellness and fitness)	23.3%	23.7%	24.5%
Home & Other (including home, electronics, culinary and other) (a)	53.5%	53.2%	51.8%
Total	100.0%	100.0%	100.0%

(a) Includes product sold through direct-response television marketing.

Cornerstone

Net sales for Cornerstone for the 53-week period in 2016 compared to the 52-week period in 2015 decreased 5%, or $55.5 million. Excluding the results of TravelSmith and Chasing Fireflies from both periods and the benefit of the additional week in 2016, net sales would have decreased approximately 1%. The decrease in net sales was due to weakness in the home brands offset by an increase in Garnet Hill. The home brands were impacted by a highly competitive environment leading to increased promotional activity to drive sales demand. Digital sales declined 2%, but penetration increased 200 basis points to 71.0%. Mobile sales grew 8% and as a percentage of digital sales were 27.6%, up from 25.0% in the prior year. The return rate decreased 30 basis points to 12.8%. Catalog circulation decreased 5% to 312.6 million due to the strategic decision to reduce catalog circulation in certain brands and due to the divestitures of TravelSmith and Chasing Fireflies. Cornerstone added one retail and one outlet store during 2016 with a total of 16 stores open as of December 31, 2016 compared to a total of 14 stores as of December 31, 2015. Cornerstone expects to open an additional four retail stores in 2017.

Net sales for Cornerstone in 2015 increased 3%, or $36.6 million. The increase in net sales was due to sales growth in the home brands and Garnet Hill, partially offset by lower sales in Chasing Fireflies and TravelSmith. Digital sales grew 6% with penetration increasing 200 basis points to 69.0%. The return rate was 13.1%, consistent with the prior year. Catalog circulation increased 2% to 330.6 million compared to the prior year.

The brand mix at Cornerstone is provided in the table below:

	Year Ended December 31,
	2016	2015	2014
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements) (a)	81.1%	78.3%	76.5%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith) (a)(b)	18.9%	21.7%	23.5%
Total	100.0%	100.0%	100.0%
(a) Classification is based on the brands' primary product category which it sells; however, each brand sells products from other categories, to a lesser extent.
(b) Includes the results of Chasing Fireflies and TravelSmith through the date of the divestitures on September 8, 2016.
Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in warehouse functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Year Ended December 31,
	2016	Change	2015	Change	2014
	(Dollars in thousands)
Gross profit:
HSN	$816,045	(7)%	$873,507	3%	$852,046
As a percentage of HSN net sales	33.0%	(140 bp)	34.4%	-	34.4%
Cornerstone	$400,623	(9)%	$441,056	5%	$421,016
As a percentage of Cornerstone net sales	36.7%	(170 bp)	38.4%	50 bp	37.9%
HSNi	$1,216,668	(7)%	$1,314,563	3%	$1,273,062
As a percentage of HSNi net sales	34.1%	(150 bp)	35.6%	10 bp	35.5%
bp = basis points

HSN
Gross profit for HSN in 2016 decreased 7% or $57.5 million. Gross profit as a percentage of net sales declined 140 basis points to 33.0% primarily due to lower shipping revenues and higher shipping and handling costs. Shipping and handling revenues decreased primarily due to an increase in shipping and handling promotions and a reduction in HSN's standard shipping rates which became effective in August 2016. The increase in shipping and handling costs was largely due to the issues with the implementation of HSNi's supply chain optimization. Shipping and handling costs were also impacted by changes in product mix and increased shipping cost rates. The implementation issues reduced gross profit by approximately $13 million, or 50 basis points, largely due to expedited shipping costs and operational inefficiencies.

The company estimates it will incur an additional $4 million to $5 million in costs impacting gross profit in the first half of 2017 related to the supply chain optimization implementation. Additionally, if HSN continues to carry excess inventories in certain product categories, it could expect to realize future margin pressure in the form of higher inventory reserves.

Gross profit for HSN in 2015 increased 3% or $21.5 million, while gross profit as a percentage of net sales was 34.4%, consistent with the prior year. There was an increase in net shipping expense driven by higher shipping promotions that was offset by higher product margins, both of which were impacted by product mix.

Cornerstone
Gross profit for Cornerstone in 2016 decreased 9%, or $40.4 million, compared to the prior year. Gross profit as a percentage of net sales decreased 170 basis points to 36.7% primarily due to lower product and shipping margins driven by higher promotional activity in the home brands.
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

	Year Ended December 31,
	2016	Change	2015	Change	2014
	(Dollars in thousands)
HSN	$424,381	—%	$424,233	2%	$414,742
As a percentage of HSN net sales	17.1%	40 bp	16.7%	-	16.7%
Cornerstone	$319,087	(6)%	$338,837	5%	$322,682
As a percentage of Cornerstone net sales	29.2%	(30 bp)	29.5%	50 bp	29.0%
HSNi	$743,468	(3)%	$763,070	3%	$737,424
As a percentage of HSNi net sales	20.8%	10 bp	20.7%	10 bp	20.6%
HSNi's selling and marketing expense in 2016 decreased 3%, or $19.6 million, and was 20.8% of net sales compared to 20.7% in the prior year. HSNi's selling and marketing expense in 2015 increased 3%, or $25.6 million, and was 20.7% of net compared to 20.6% the prior year.
HSN
HSN's selling and marketing expense in 2016 was relatively unchanged from the prior year and was 17.1% of net sales compared to 16.7%. Included in selling and marketing expenses in 2016 were higher on-air distribution costs driven by expanded carriage of HSN2, increased digital marketing expense, fewer marketing partnerships and increased advertising costs related to the expansion of HSN's wholesale business in early 2016, offset by a decrease in media expense related to direct-response television marketing and lower employee compensation expense.
HSN's selling and marketing expense in 2015 increased 2%, or $9.5 million, due to higher employee-related costs, primarily for wages and healthcare, media spend for direct-response television marketing and digital marketing. These increases were partially offset by the benefit of certain marketing partnerships in 2015 as well as lower on-air distribution costs. Selling and marketing expense was 16.7% of net sales, consistent with the prior year.

Cornerstone
Cornerstone's selling and marketing expense in 2016 decreased 6%, or $19.8 million, and was 29.2% of net sales compared to 29.5% in the prior year. The decrease was primarily due to a 5% decrease in catalog circulation, partially offset by an increase in expenses related to Cornerstone's additional retail and outlet stores and higher digital marketing costs.
    Cornerstone's selling and marketing expense in 2015 increased 5%, or $16.2 million, and was 29.5% of net sales compared to 29.0% in the prior year. The increase was due to higher employee-related costs, primarily for wages and healthcare, catalog costs associated with a 2% increase in circulation and digital marketing costs.

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

	Year Ended December 31,
	2016	Change	2015	Change	2014
	(Dollars in thousands)
HSN	$146,035	(12)%	$166,281	7%	$155,444
As a percentage of HSN net sales	5.9%	(60 bp)	6.5%	20 bp	6.3%
Cornerstone	$47,414	(7)%	$51,100	(1)%	$51,651
As a percentage of Cornerstone net sales	4.3%	(10 bp)	4.4%	(20 bp)	4.6%
HSNi	$193,449	(11)%	$217,381	5%	$207,095
As a percentage of HSNi net sales	5.4%	(50 bp)	5.9%	10 bp	5.8%
HSNi’s general and administrative expense in 2016 decreased 11%, or $23.9 million, and was 5.4% of sales compared to 5.9% in the prior year. HSNi’s general and administrative expense in 2015 increased 5%, or $10.3 million, and was 5.9% of net sales compared to 5.8% in the prior period.
HSN
HSN’s general and administrative expense in 2016 decreased 12%, or $20.2 million, and was 5.9% of net sales compared to 6.5% in the prior year. The decrease is due to a $10.5 million decline in bad debt expense driven by higher loss rates from HSN's Flexpay program in the prior year. The decrease is also due to lower employee costs for performance-based incentives of $10.2 million and a $6.6 million decrease in severance, including $3.2 million in costs accrued in the prior year for the planned closure of HSN's Virginia distribution center and $2.0 million related to the HSN reorganization in the fourth quarter of 2015. These decreases were partially offset by higher consulting costs, including $2 million for the supply chain optimization.
HSN’s general and administrative expense in 2015 increased 7%, or $10.8 million, and was 6.5% of net sales compared to 6.3% in the prior year. The increase in expense was primarily due to an $8.7 million increase in bad debt expense as a result of changes in sales mix towards electronics, which typically result in higher write-offs of Flexpay receivables. The increase was also attributable to an increase of $6.4 million in severance costs, including $3.2 million accrued for the planned closure of HSN's Virginia distribution center and $2.0 million associated with a reorganization in the fourth quarter of 2015. These increases were partially offset by a $5.2 million decrease in performance-based incentive compensation.
HSN’s general and administrative expenses for 2015 include approximately $3.2 million related to the planned closure of its Roanoke, Virginia distribution center. The facility closure is planned to occur in 2017 as part of HSNi’s supply chain optimization initiative that will include the consolidation of two distribution centers. Additional information regarding HSNi's supply chain optimization initiative is included in the section "Operating Income (Loss)" within Management's Discussion and Analysis of Financial Condition and Results of Operations. As part of this initiative, HSNi will be expanding the capabilities of its Piney Flats, Tennessee distribution center through automation of the facility. HSNi expects to incur approximately $4 million to $5 million in total charges related to the closure of the Virginia facility. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives. See Note 19 of Notes to Consolidated Financial Statements for further discussion of the planned closure of the Roanoke, Virginia distribution center.

Cornerstone
Cornerstone’s general and administrative expense in 2016 decreased 7%, or $3.7 million, and was 4.3% of net sales compared to 4.4% in the prior year. The decrease in expense was primarily due to decreases in employee-related costs, primarily performance-based incentives.
    Cornerstone’s general and administrative expense in 2015 decreased 1%, or $0.6 million, and was 4.4% of net sales compared to 4.6% in the prior year. The increase in expense was primarily due to an increase in employee-related costs and costs associated with its expanded retail strategy; offset by a $3.1 million charge related to a settlement in the prior year with the Consumer Product Safety Commission ("CPSC").
Depreciation and Amortization

	Year Ended December 31,
	2016	Change	2015	Change	2014
	(Dollars in thousands)
HSN	$29,328	—%	$29,371	(1)%	$29,762
Cornerstone	13,384	(5)%	14,047	(1)%	14,172
HSNi	$42,712	(2)%	$43,418	(1)%	$43,934
As a percentage of HSNi net sales	1.2%	-	1.2%	-	1.2%

Depreciation and amortization in 2016 decreased 2%, or $0.7 million, compared to the prior year. Approximately $40.9 million in capital assets related to HSN's warehouse automation project were placed into service in 2016.

Loss on Sale of Businesses and Asset Impairments

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

On September 8, 2016, Cornerstone completed the divestitures of TravelSmith and Chasing Fireflies. The sale price included $1 million in cash and an additional $2 million of contingent consideration that was based on the achievement of certain performance metrics which is not expected to be earned. Cornerstone recorded a loss on sale of $10.8 million during the year ended December 31, 2016, which included $3.5 million of cash charges related to transaction costs and employee and lease liabilities.

During the year ended December 31, 2015, Cornerstone recognized a $6.7 million non-cash charge for the impairment of certain intangible assets associated with its 2012 acquisition of Chasing Fireflies. See Note 3 of Notes to Consolidated Financial Statements for further discussion of the impairment charge.

Net sales for Chasing Fireflies and TravelSmith were $43.6 million, $99.2 million and $113.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The pre-tax operating loss for the two brands, excluding asset impairment charges and the loss on sale, was approximately $13 million, $12 million and $3 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Included in these results were approximately $7 million in fixed costs which were wholly or partially reabsorbed by the remaining Cornerstone brands following the divestitures.  See Note 20 of Notes to Consolidated Financial Statements for further discussion.

Operating Income

	Year Ended December 31,
	2016	Change	2015	Change	2014
	(Dollars in thousands)
HSN	$216,301	(15)%	$253,622	1%	$252,098
As a percentage of HSN net sales	8.7%	(130 bp)	10.0%	(20 bp)	10.2%
Cornerstone	$(10,494)	(135)%	$30,412	(6)%	$32,511
As a percentage of Cornerstone net sales	(1.0)%	(360 bp)	2.6%	(30 bp)	2.9%
HSNi	$205,807	(28)%	$284,034	—%	$284,609
As a percentage of HSNi net sales	5.8%	(190 bp)	7.7%	(20 bp)	7.9%
HSNi's operating income in 2016 decreased $78.2 million to $205.8 million and was 5.8% of net sales compared to 7.7% in the prior year. The decrease was largely due to a 3% decline in net sales and 150 basis point decline in gross profit as a percentage of net sales, partially offset by a $19.7 million decrease in operating expenses. Included in operating expenses for 2016 was the loss on sale and asset impairment charge of $31.2 million related to the divestitures of TravelSmith and Chasing Fireflies compared to the prior year which included asset impairment charges of $6.7 million.
HSNi's operating income in 2015 decreased $0.6 million to $284.0 million and was 7.7% of net sales compared to 7.9% in the prior year. Operating income was favorably impacted by a 3% growth in net sales and 10 basis point improvement in gross profit as a percentage of net sales, offset by a 4% increase in operating expenses. Included in operating expenses for 2015 was the $6.7 million asset impairment charge related to Chasing Fireflies.
HSN
HSN's operating income in 2016 decreased $37.3 million to $216.3 million and was 8.7% of net sales compared to 10.0% in the prior year. The decrease was largely due to a 3% decline in net sales and 140 basis point decline in gross profit as a percentage of net sales, partially offset by a $20.1 million decrease in operating expenses. The supply chain optimization implementation issues experienced in the fourth quarter of 2016 resulted in an additional $16 million in costs, which largely impacted gross profit and, to a lesser extent, operating expenses. The decrease in operating expenses was primarily due to a $10.5 million decrease in bad debt expense, a $10.2 million decrease for employee performance-based incentives and lower severance costs of $6.6 million, including $3.2 million in costs accrued in the prior year for the planned closure of HSN's Virginia distribution center and $2.0 million related to the HSN reorganization in the fourth quarter of 2015. These decreases were partially offset by higher on-air distribution costs primarily for HSN2, increased digital marketing expenses and higher consulting costs.
HSN's operating income in 2015 increased $1.5 million to $253.6 million and was 10.0% of net sales compared to 10.2% in the prior year. The increase was due to a 3% increase in net sales, partially offset by a 3% increase in operating expenses. The increase in operating expenses was primarily due to increases in bad debt expenses, employee-related costs, including $1.7 million in stock-based compensation and $5.2 million in severance costs for the planned closure of a distribution center and for the HSN reorganization; and media spend for direct-response television marketing; partially offset by lower net marketing expense and on-air distribution costs.
Cornerstone
Cornerstone had an operating loss of $10.5 million in 2016 compared to operating income of $30.4 million in the prior year. The lower results were largely attributed to a 5% decline in net sales and a 170 basis point decline in gross profit as a percentage of net sales. Included in operating expenses for 2016 was the loss on sale and asset impairment charge of $31.2 million related to the divestitures of TravelSmith and Chasing Fireflies compared to the prior year which included asset impairment charges of $6.7 million. Additionally, operating expenses decreased due to lower catalog and employee-related costs, partially offset by increased costs associated with its expanded retail strategy and digital marketing.
Cornerstone's operating income in 2015 decreased $2.1 million to $30.4 million and was 2.6% of net sales compared to 2.9% in the prior year. The decrease was due to a 3% increase in net sales and 50 basis point increase in gross profit as a percentage of net sales that were offset by an increase in operating expenses. The increase in operating expenses was primarily due to higher employee-related costs; a $6.7 million impairment of intangibles related to Chasing Fireflies; higher catalog costs associated with a 2% increase in circulation; costs associated with its expanded retail strategy; and higher digital marketing expense, partially offset by the prior year's $3.1 million settlement with the Consumer Product Safety Commission.

Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure and is defined in Note 6 of Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2016	Change	2015	Change	2014
	(Dollars in thousands)
HSN	$260,836	(14)%	$302,881	5%	$289,141
As a percentage of HSN net sales	10.5%	(140 bp)	11.9%	20 bp	11.7%
Cornerstone	$38,320	(30)%	$54,561	3%	$53,199
As a percentage of Cornerstone net sales	3.5%	(130 bp)	4.8%	-	4.8%
HSNi	$299,156	(16)%	$357,442	4%	$342,340
As a percentage of HSNi net sales	8.4%	130 bp	9.7%	20 bp	9.5%
HSNi's Adjusted EBITDA in 2016 decreased 16%, or $58.3 million, and was 8.4% of net sales, compared to 9.7% in the prior year. The decrease in Adjusted EBITDA was due to a 3% decrease in net sales and a 150 basis point decline in gross profit as a percentage of net sales offset by a decrease in operating expenses. Operating expenses (excluding certain adjustments identified in the GAAP to Non-GAAP reconciliation included in Note 6 of Notes to Consolidated Financial Statements) decreased 4% and were 25.7% as a percentage of net sales compared to 25.9% in the prior year.
HSNi's Adjusted EBITDA in 2015 increased 4%, or $15.1 million, and was 9.7% of net sales, compared to 9.5% in the prior year. The increase in Adjusted EBITDA was due to a 3% increase in net sales and a 10 basis point increase in gross profit as a percentage of net sales, partially offset by an increase in operating expenses. Operating expenses (excluding certain adjustments identified in the GAAP to Non-GAAP reconciliation included in Note 6 of Notes to Consolidated Financial Statements) increased 3% and were 25.9% of net sales compared to 25.8% in the prior year.
HSN
HSN's Adjusted EBITDA in 2016 decreased 14%, or $42.0 million, and was 10.5% of net sales compared to 11.9% in the prior year. Adjusted EBITDA, which includes the $16 million impact related to the supply chain optimization implementation issues experienced in the fourth quarter of 2016, decreased primarily due to a 3% decrease in net sales and a 140 basis point decline in gross profit as a percentage of net sales, partially offset by a decrease in operating expenses. HSN's operating expenses (excluding certain adjustments identified in the GAAP to Non-GAAP reconciliation included in Note 6 of Notes to Consolidated Financial Statements) decreased 3% and were 22.4% of net sales, consistent with the prior year.
HSN's Adjusted EBITDA in 2015 increased 5%, or $13.7 million, and was 11.9% of net sales compared to 11.7% in the prior year. The increase in Adjusted EBITDA is primarily due to a 3% increase in net sales, partially offset by an increase in operating expenses. Operating expenses (excluding adjustments identified in the GAAP to Non-GAAP reconciliation included in Note 6 of Notes to Consolidated Financial Statements) increased 2% and were 22.4% of net sales compared to 22.6% in the prior year.
Cornerstone
Cornerstone's Adjusted EBITDA in 2016 decreased 30%, or $16.2 million, and was 3.5% of net sales, compared to 4.8% in the prior year. The decrease was due to a 5% decrease in net sales, a 170 basis point decline in gross profit as a percentage of net sales, partially offset by a 6%, or 50 basis point as a percentage of net sales, decrease in operating expenses (excluding certain adjustments identified in the GAAP to Non-GAAP reconciliation in Note 6 of Notes to Consolidated Financial Statements).
Cornerstone's Adjusted EBITDA in 2015 increased 3%, or $1.4 million, and was 4.8% of net sales, consistent with the prior year. The increase was due to a 3% increase in net sales, a 50 basis point increase in gross profit as a percentage of net sales, partially offset by a 5%, or 60 basis point as a percentage of net sales, increase in operating expenses (excluding certain adjustments identified in the GAAP to Non-GAAP reconciliation in Note 6 of Notes to Consolidated Financial Statements).

Other Income (Expense)

	Year Ended December 31,
	2016	Change	2015	Change	2014
	(Dollars in thousands)
Interest income	$95	(30)%	$136	(26)%	$184
Interest expense	(16,174)	6%	(15,316)	111%	(7,266)
Total other expense, net	$(16,079)	6%	$(15,180)	114%	$(7,082)
As a percentage of HSNi net sales	0.5%	10 bp	0.4%	20 bp	0.2%

Interest Expense
Interest expense for the year ended December 31, 2016 increased $0.9 million to $16.2 million compared to the prior year. The increase in interest expense compared to the prior year is due to a higher average outstanding debt balance driven by the funding of a special cash dividend in February 2015 and an increase in the interest rate, partially offset by the write-off of $0.5 million of deferred financing fees in the prior year related to the credit agreement that was terminated in January 2015.
Income Tax Provision
For the years ended December 31, 2016, 2015 and 2014, HSNi recorded tax provisions from continuing operations of $71.0 million, $99.6 million and $104.5 million, respectively, which represent effective tax rates of 37.4%, 37.1% and 37.7%, respectively.
The effective tax rate in 2014 was unfavorably impacted by the non-deductibility of the $3.1 million settlement with the CPSC. Excluding the impact of this item, the 2014 effective tax rate would have been approximately 37%. The effective tax rates in 2016, 2015 and 2014, are higher than the federal statutory rate of 35% due principally to state income taxes.
Liquidity and Capital Resources
As of December 31, 2016, HSNi had $42.7 million of cash and cash equivalents, down from $63.9 million as of December 31, 2015.
Net cash provided by operating activities in 2016 was $236.5 million compared to $203.5 million in 2015, an increase of $33.0 million. The increase was primarily due to primarily due to lower investment in inventories and the timing of accounts payable that were partially offset by higher utilization of HSN's Flexpay offering. There were lower investments in inventories in 2016 driven by the higher than planned inventory levels at the end of 2015. The decrease in inventories as of December 31, 2016 compared to December 31, 2015 was impacted by the divestitures of TravelSmith and Chasing Fireflies in September 2016 which resulted in the sale of approximately $29.3 million of inventories.  Cash provided by accounts receivables in 2016 decreased compared to the prior year due to higher utilization and expanded offers of HSN's Flexpay offering in 2016 and the lower outstanding accounts receivable balance at the end of 2015 compared to 2014. HSN expects to continue to use its offering of Flexpay, when appropriate, as a tool to drive profitable revenue growth.
Net cash used in investing activities in 2016 was $42.4 million. Capital expenditures in 2016 were $41.7 million and were primarily for investments in our distribution centers, including our warehouse automation project, information technology, Cornerstone's retail expansion and infrastructure.
Net cash used in financing activities in 2016 was $215.3 million. Net repayments of HSNi's long-term debt during the year, including for the term loan and revolving credit facility, were $125 million. HSNi paid quarterly cash dividends totaling $1.40 per common share in 2016, representing aggregate payments of $73.2 million. HSNi repurchased approximately 357,000 shares of common stock for $16.6 million.

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated credit agreement ("Credit Agreement"). The Credit Agreement replaced the prior $600 million credit agreement that was set to expire in April 2017. The Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. HSNi drew $500 million from its term loan and $200 million under the revolving credit facility, both under the Credit Agreement, to repay in full its term loan of $228.1 million under the prior credit agreement in January 2015 and to fund the $524 million special cash dividend that was paid February 2015. As of December 31, 2016, total debt of $515.0 million was outstanding.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of December 31, 2016 with a leverage ratio of 1.7x and an interest coverage ratio of 20.6x. The Credit

Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. The Credit Agreement also contains provisions that limit the ability of HSNi to make Restricted Payments, defined as cash dividends, distribution of other property, repurchase of the Company’s common stock, prepayment or redemption of debt, etc., however, so long as the Company’s leverage ratio is below 3.00x after giving pro forma effect to any proposed Restricted Payments, the amount of such Restricted Payments are not limited. In the event the Company’s leverage ratio is equal to or greater than 3.00x or after giving pro forma effect to any proposed Restricted Payments, then such Restricted Payments are limited to $150 million in any such fiscal year. The current cash dividend of $1.40 annually per share represents a Restricted Payment of approximately $73.2 million.  Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

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
The amount available under the credit agreements is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $10.2 million as of December 31, 2016. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2016, the additional amount that could be borrowed under the revolving credit facility under the prior credit agreement, in consideration of the financial covenants and outstanding letters of credit, was approximately $522.7 million.
To reduce our future exposure to rising interest rates under our credit facility, we entered into interest rate swaps that effectively convert $187.5 million of our variable rate term loan to a fixed-rate of 0.8525% through April 2017, and then increases to $250.0 million from April 2017 through January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of December 31, 2016, the all-in fixed rate was 2.3525%. For additional information related to our interest rate swap, refer to Note 8 of Notes to Consolidated Financial Statements.
Effective January 27, 2015, HSNi's Board of Directors authorized a new 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During 2016, HSNi repurchased approximately 357,000 shares of common stock at a cost of $16.6 million, or an average cost of $46.45 per share. As of December 31, 2016, approximately 2.7 million shares remain authorized for repurchase under the program.
HSNi anticipates it will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2017 are planned at approximately $60 million and primarily relate to our investments in information technology; Cornerstone's retail store expansion; our distribution centers, including our warehouse automation project; and digital commerce. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.

In February 2017, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. The dividend will be paid on March 22, 2017 to HSNi's record holders as of March 8, 2017.

Contractual Obligations and Commercial Commitments
The following table presents HSNi’s contractual obligations and commercial commitments as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Long-term debt, including current maturities	$515,000	$25,000	$75,000	$415,000	$—
Interest on debt (a)	38,282	13,466	24,476	340	—
Operating leases (b)	134,944	28,391	44,938	23,401	38,214
Purchase obligations (c)	40,724	29,240	11,484	—	—
Total contractual obligations	$728,950	$96,097	$155,898	$438,741	$38,214

(a)	Includes interest on variable rate debt estimated using the rate in effect as of December 31, 2016, net of the impact of the interest rate swaps.

(b)
HSNi leases a satellite transponder; warehouse, stores and office space; equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses.

(c)	The purchase obligations primarily relate to contracts with pay television operators and include obligations for future cable distribution and commission guarantees.

	Amount of Commitments Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In thousands)
Letters of credit and surety bonds (c)	$13,301	$13,241	$60	$—	$—

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

At December 31, 2016, we had $5.4 million, including penalties and interest, recorded for uncertain tax positions. We are not able to reasonably estimate the timing of payments in future periods; therefore, the liability of $5.4 million has not been included in the contractual obligations table above.

Off-Balance Sheet Arrangements
Other than the items described above, HSNi does not have any material off-balance sheet arrangements as of December 31, 2016.
Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter. Reported revenues in the fourth quarter were 30%, 30% and 31% of total reported annual revenues in 2016, 2015 and 2014, respectively.

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

Reconciliation of Adjusted EBITDA
See Note 6 of Notes to Consolidated Financial Statements for the reconciliation between Adjusted EBITDA and net income for the years ended December 31, 2016, 2015 and 2014.

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
Returns Reserves
Net sales from HSNi primarily consist of merchandise sales and are reduced by incentive discounts and sales returns. HSNi's sales policy allows customers to return virtually all merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual levels of product returns may vary from these estimates. HSNi's estimated return rates were 15.3%, 15.9% and 16.3% in 2016, 2015 and 2014, respectively.
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
At December 31, 2016 and 2015, HSNi’s outstanding long-term debt was $515.0 million and $640.0 million, respectively, all of which pays interest at a variable rate, generally tied to LIBOR. Changes in interest rates on our variable rate debt could affect our earnings. We are managing our future interest rate exposure through interest rate swaps with notional amounts of $187.5 million through April 2017 at a fixed rate of 0.8525% and $250.0 million from April 2017 through January 2020 at a fixed rate of 1.05%. A hypothetical 100 basis point increase in interest rates on the portion of our variable rate debt that was outstanding as of December 31, 2016 and that was not effectively hedged by the fixed-rate interest rate swaps would increase our annual interest expense by approximately $2.9 million in 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of HSN, Inc.
We have audited the accompanying consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index as Schedule II. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HSN, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
February 24, 2017

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Net sales	$3,567,485	$3,690,575	$3,587,995
Cost of sales	2,350,817	2,376,012	2,314,933
Gross profit	1,216,668	1,314,563	1,273,062
Operating expenses:
Selling and marketing	743,468	763,070	737,424
General and administrative	193,449	217,381	207,095
Depreciation and amortization	42,712	43,418	43,934
Loss on sale of businesses and asset impairments	31,232	6,660	—
Total operating expenses	1,010,861	1,030,529	988,453
Operating income	205,807	284,034	284,609
Other income (expense):
Interest income	95	136	184
Interest expense	(16,174)	(15,316)	(7,266)
Total other expense, net	(16,079)	(15,180)	(7,082)
Income before income taxes	189,728	268,854	277,527
Income tax provision	(71,020)	(99,615)	(104,543)
Net income	$118,708	$169,239	$172,984

Net income per share:
Basic	$2.27	$3.22	$3.28
Diluted	$2.25	$3.16	$3.23
Shares used in computing earnings per share:
Basic	52,359	52,627	52,736
Diluted	52,863	53,505	53,633
Dividends declared per common share	$1.40	$11.40	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$118,708	$169,239	$172,984
Other comprehensive income (loss), net of tax:
Change in fair value of derivative instruments	2,315	(222)	(227)
Other comprehensive income (loss), net of tax	2,315	(222)	(227)
Comprehensive income	$121,023	$169,017	$172,757

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$42,734	$63,926
Accounts receivable, net of allowance of $19,086 and $20,631, respectively	335,005	306,575
Inventories	391,106	428,025
Prepaid expenses and other current assets	44,173	45,402
Total current assets	813,018	843,928
Property and equipment, net	211,106	211,793
Intangible assets, net	253,623	255,268
Goodwill	9,858	9,858
Other non-current assets	16,928	13,724
TOTAL ASSETS	$1,304,533	$1,334,571
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$293,816	$254,704
Current maturities of long-term debt	25,000	25,000
Accrued expenses and other current liabilities	225,265	235,042
Total current liabilities	544,081	514,746
Long-term debt, less current maturities and net of unamortized deferred financing costs	484,878	608,108
Deferred income taxes	59,760	44,498
Other long-term liabilities	20,328	20,657
Total liabilities	1,109,047	1,188,009
Commitments and contingencies (Note 13)
Shareholders' Equity
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,239,795 and 52,377,798 issued shares at December 31, 2016 and 2015, respectively	522	524
Additional paid-in capital	1,013,688	1,085,785
Accumulated deficit	(820,944)	(939,652)
Accumulated other comprehensive income	2,220	(95)
Total shareholders’ equity	195,486	146,562
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,304,533	$1,334,571

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	—	$—	53,002	$530	$1,810,072	$(1,281,875)	$354	$529,081
Net income	—	—	—	—	—	172,984	—	172,984
Other comprehensive income	—	—	—	—	—	—	(227)	(227)
Stock-based compensation expense for equity awards	—	—	—	—	15,606	—	—	15,606
Cash dividend declared on common stock	—	—	—	—	(57,824)	—	—	(57,824)
Issuance of common stock from stock-based compensation awards, including tax benefit of $8,293	—	—	435	4	(1,816)	—	—	(1,812)
Repurchases of common stock	—	—	(1,011)	(10)	(55,457)	—	—	(55,467)
Balance as of December 31, 2014	—	—	52,426	524	1,710,581	(1,108,891)	127	602,341
Net income	—	—	—	—	—	169,239	—	169,239
Other comprehensive loss	—	—	—	—	—	—	(222)	(222)
Stock-based compensation expense for equity awards	—	—	—	—	18,408	—	—	18,408
Cash dividend declared on common stock	—	—	—	—	(597,864)	—	—	(597,864)
Issuance of common stock from stock-based compensation awards, including tax benefit of $12,526	—	—	900	9	13,161	—	—	13,170
Repurchases of common stock	—	—	(948)	(9)	(58,501)	—	—	(58,510)
Balance as of December 31, 2015	—	—	52,378	524	1,085,785	(939,652)	(95)	146,562
Net income	—	—	—	—	—	118,708	—	118,708
Other comprehensive loss	—	—	—	—	—	—	2,315	2,315
Stock-based compensation expense for equity awards	—	—	—	—	19,233	—	—	19,233
Cash dividend declared on common stock	—	—	—	—	(73,151)	—	—	(73,151)
Issuance of common stock from stock-based compensation awards, including tax effect of $658	—	—	219	2	(1,616)	—	—	(1,614)
Repurchases of common stock	—	—	(357)	(4)	(16,563)	—	—	(16,567)
Balance as of December 31, 2016	—	$—	52,240	$522	$1,013,688	$(820,944)	$2,220	$195,486

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$118,708	$169,239	$172,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,712	43,418	43,934
Stock-based compensation expense	19,233	18,408	15,606
Loss on sale of businesses and asset impairments	27,768	6,660	—
Amortization of debt issuance costs	1,770	1,700	1,107
Deferred income taxes	13,851	(10,710)	(2,045)
Bad debt expense	22,768	34,012	23,986
Excess tax benefits from stock-based awards	(324)	(13,011)	(8,397)
Other	11	231	48
Changes in current assets and liabilities:
Accounts receivable	(51,727)	(22,804)	(76,654)
Inventories	7,630	(29,319)	(71,386)
Prepaid expenses and other assets	(2,696)	(3,101)	2,243
Accounts payable, accrued expenses and other current liabilities	36,814	8,805	37,285
Net cash provided by operating activities	236,518	203,528	138,711
Cash flows from investing activities:
Capital expenditures	(41,742)	(60,692)	(47,316)
Other	(619)	(1,428)	(320)
Net cash used in investing activities	(42,361)	(62,120)	(47,636)
Cash flows from financing activities:
Borrowing under term loan	—	500,000	—
Repayments of long-term debt	(25,000)	(228,125)	(12,500)
Borrowings under revolving credit facility	162,000	280,000	—
Repayments of revolving credit facility	(262,000)	(140,000)	—
Payments of debt issuance costs	—	(6,624)	—
Repurchase of common stock	(16,567)	(58,510)	(55,467)
Cash dividends paid	(73,151)	(597,864)	(57,824)
Proceeds from issuance of common stock	2,369	17,387	2,599
Tax withholdings related to stock-based awards	(3,324)	(16,742)	(12,707)
Excess tax benefits from stock-based awards	324	13,011	8,397
Net cash used in financing activities	(215,349)	(237,467)	(127,502)
Total cash used in continuing operations	(21,192)	(96,059)	(36,427)
Total cash used in discontinued operations	—	—	(21)
Net decrease in cash and cash equivalents	(21,192)	(96,059)	(36,448)
Cash and cash equivalents at beginning of period	63,926	159,985	196,433
Cash and cash equivalents at end of period	$42,734	$63,926	$159,985

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks and other direct-response television marketing; (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes, Ballard Designs, Frontgate, Garnet Hill, Grandin Road, and Improvements; (iii) websites, which consist primarily of HSN.com, joymangano.com and the five branded websites operated by Cornerstone; (iv) mobile devices; (v) retail and outlet stores; and (vi) wholesale distribution of certain proprietary products to other retailers. HSNi’s television home shopping business, related digital sales, outlet stores and wholesale distribution are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.” Chasing Fireflies and TravelSmith, two of the apparel brands in the Cornerstone portfolio, were sold in September 2016. See Note 20 for further discussion.
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

Recent Accounting Developments

Recently Adopted Accounting Standard Updates

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. The new standard is limited to the presentation of debt issuance costs and does not affect their recognition and measurement. ASU 2015-03 is effective for periods beginning after December 15, 2015, including interim periods within that annual period. HSNi retrospectively adopted ASU 2015-03 in the first quarter of 2016 resulting in the reclassification of its debt issuance costs from "Other non-current assets" to a deduction from "Long-term debt, less current maturities and net of unamortized deferred financing costs" in the consolidated balance sheets. See Note 7 for additional information regarding the deferred issuance costs.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. HSNi prospectively adopted ASU 2015-05 on January 1, 2016 and applies this guidance to all arrangements entered into or materially modified after the effective date.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15").  The standard is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 is effective for HSNi beginning in fiscal 2019. Early adoption is permitted with retrospective application. HSNi adopted ASU 2016-15 retrospectively in the fourth quarter of 2016. Adoption of this guidance did not have a material impact on HSNi's financial statements or disclosures.

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

In 2015, HSNi established an implementation team (“team”) to assess the overall impact the adoption of ASU 2014-09 will have on its consolidated financial statements, processes, systems and controls. The team is in the process of developing its conclusions and assessing the impact of several aspects of the standard including principal versus agent considerations, identification of performance obligations and the determination of when control of goods transfers to the company’s customers. HSNi will adopt ASU 2014-09 on January 1, 2018. HSNi is still evaluating the accounting, transition method and disclosure requirements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis; however, early adoption is permitted. HSNi will adopt ASU 2015-11 on January 1, 2017. HSNi does not expect ASU 2015-11 to have a material impact to its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) ("ASU 2016-09"). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The effective date for the standard is for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. HSNi will adopt ASU 2016-09 on January 1, 2017. HSNi has elected to continue estimating forfeitures each period rather than record them as they occur. Additionally, ASU 2016-09 could cause volatility in HSNi's future effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded to the statement of operations. The volatility in future periods will depend on HSNi's stock price when the awards vest and/or are exercised.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  ASU No. 2017-04 is effective for HSNi in the first quarter of 2020, with early adoption permitted on or after January 1, 2017, and is to be applied on a prospective basis. The adoption of the provisions of ASU No. 2017-04 would not materially impact HSNi's consolidated financial position or results of operations unless the first step of the annual goodwill impairment test fails.

Fiscal Year
HSNi’s consolidated financial results are reported on a calendar year basis ending on December 31. HSN’s reporting period is the same as HSNi. Cornerstone has a 4-4-5 week accounting cycle with the fiscal year ending on the Saturday on or immediately preceding December 31. Cornerstone’s 2016 fiscal year included 53 weeks while 2015 and 2014 each included 52 weeks.

Reclassifications
Reclassifications were made to prior period amounts to conform to the current year's presentation. Changes included the reclassification of certain operating expenses in the consolidated statement of operations to conform to the current year's presentation and deferred financing costs in the consolidated balance sheets due to the implementation of ASU 2015-3.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Revenue primarily consists of merchandise sales and is reduced by incentive discounts and sales returns to arrive at net sales. Revenue is recorded when delivery to the customer has occurred. Delivery is considered to have occurred when the customer takes title and assumes the risks and rewards of ownership, which is on the date of shipment. HSNi's sales policy allows customers to return merchandise for a full refund or exchange, subject to pre-established time restrictions. Allowances for returned merchandise and other adjustments (including reimbursed shipping and handling costs) are provided based upon past experience. Actual returns of product sales have not materially varied from estimates in any of the periods presented. HSNi's estimated return rates were 15.3%, 15.9%, and 16.3% in 2016, 2015, and 2014, respectively. Sales taxes collected are not included in revenue.

HSN issues customer credits primarily for products returned outside of HSN’s normal return policy. Revenues from these credits are recognized when (1) redeemed by the customer, or (2) it is determined that it is not probable the Company has an obligation to escheat the value of the unredeemed credit to relevant jurisdictions and the likelihood of the credit being redeemed by the customer is remote (“breakage”). During the year ended December 31, 2014, the Company recognized $5.0 million of revenue for customer credit breakage. This was the first period during which the Company recognized customer credit breakage and, therefore, it included breakage income related to customer credits issued since inception of this program. Customer credit breakage recognized for the years ended December 31, 2016 and 2015 were $2.3 million and $0.5 million, respectively. Customer credit breakage is estimated based upon an analysis of actual historical redemption patterns and is included in "Net sales" in the accompanying consolidated statements of operations.
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
The balance of accounts receivable, net of allowances, is as follows (in thousands):

	December 31,
	2016	2015
Flexpay and other customer-related	$281,780	$260,197
Credit card companies	27,101	19,248
Other	26,124	27,130
Accounts receivable, net	$335,005	$306,575

Accounts receivable outstanding longer than the contractual payment terms are considered past due. HSNi determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, HSNi’s previous loss history and the condition of the general economy. HSNi writes off accounts receivable when they are deemed uncollectible.
Inventories
Inventories, which primarily consist of finished goods, are valued at the lower of cost or market, with the cost being determined based upon the first-in, first-out method. Cost includes inbound freight and duties and, in the case of HSN, certain allocable costs, including certain warehouse costs. Inventories include approximately $7.2 million and $6.9 million of these allocable general and administrative overhead costs at December 31, 2016 and 2015, respectively, and approximately $25.7 million, $25.2 million, and $24.0 million of such costs were included in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively. Market is determined on the basis of net realizable value, giving consideration to obsolescence and other factors.
Property and Equipment
Property and equipment, including significant improvements, are recorded at cost. Repairs and maintenance and any gains or losses on dispositions are included in the consolidated statement of operations.
Depreciation is recorded on a straight-line basis to allocate the cost of depreciable assets to operations over the shorter of the estimated service life or lease period.

Asset Category	Depreciation Period
Computer and broadcast equipment and capitalized software	3 to 20 Years
Buildings, leasehold improvements and land improvements	3 to 40 Years
Furniture and other equipment	2 to 30 Years
HSNi capitalizes certain qualified costs incurred in connection with the development of internal use software. Capitalization of internal use software costs begins when the preliminary project stage is completed; management with the relevant authority authorizes and commits to the funding of the software project; and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized internal use software is amortized on a straight-line basis over the estimated useful life of the software. Capitalized software costs, net of accumulated amortization, totaled $36.3 million and $32.8 million at December 31, 2016 and 2015, respectively, and are included in “Property and equipment, net” in the accompanying consolidated balance sheets. Amortization expense related to the capitalized software costs was $19.2 million, $18.9 million and $18.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in "Depreciation and amortization" expense in the accompanying consolidated statements of operations.
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

Advertising
Advertising costs include catalog production and distribution costs. Advertising costs are expensed in the period incurred, except for Cornerstone’s direct costs of producing and distributing its catalogs, which are capitalized. These capitalized costs are amortized over the expected future revenue stream, which is generally three months from the date catalogs are mailed. Such capitalized costs totaled $16.5 million and $19.1 million as of December 31, 2016 and 2015, respectively, and are included in “Prepaid expenses and other current assets” in the accompanying consolidated balance sheets. Of these amounts, $10.5 million and $15.2 million as of December 31, 2016 and 2015, respectively, related to catalogs that had not yet been mailed. Advertising expense was $272.9 million, $288.5 million, and $279.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, and were included in "Selling and marketing" expense in the accompanying consolidated statements of operations.
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
Derivative Instruments
HSNi uses derivatives in the management of interest rate risk with respect to interest expense on variable rate debt. Such instruments are not held or used for trading purposes. HSNi is party to interest rate swap agreements with major financial institutions that fix the variable benchmark component (LIBOR) of HSNi's interest rate on a portion of its variable-rate debt. See Note 8 for further discussion of derivative instruments.
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

Private Label Credit Card

HSN's credit card program offers eligible customers a private label credit card. All cardholders receive certain rewards and benefits which are designed to recognize and promote client loyalty. HSN designs, executes and administers marketing programs to promote usage of the card to current and potential customers. These marketing programs are funded largely by the sponsoring bank. HSN also saves on interchange fees that it would incur if its customers used third-party cards. Purchases made through the private label credit card represented 36%, 34% and 31% of HSN's sales in 2016, 2015 and 2014, respectively. Certain brands in the Cornerstone portfolio also offer their customers private label credit cards with purchases representing approximately 4% of Cornerstone's sales in 2016 and less than 1% in 2015.

In November 2013, HSN extended its agreement with the sponsoring bank through 2020. As with the original agreement, HSN received an upfront signing bonus from the sponsoring bank which is being amortized over the term of the agreement and also receives ongoing payments for new accounts activated as well as a share of net sales collected by the sponsoring bank. For the years ended December 31, 2016, 2015 and 2014, HSN recognized approximately $16.9 million, $16.9 million, and $16.5 million, respectively, of income from the sponsoring bank that was used to offset credit card fees included in costs of goods sold.
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
Certain Risks and Concentrations
HSNi’s business is subject to certain risks and concentrations including dependence on third-party technology providers and shipping companies, exposure to risks associated with online commerce security, consumer credit risk and credit card fraud. HSNi also depends on third-party service providers for processing certain fulfillment services.

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
Intangible Assets
Intangible assets with indefinite lives relate principally to trade names and trademarks. Definite-lived intangible assets consist primarily of patents which are amortized on a straight-line basis over their term. When definite-lived intangible assets are sold or expire, the cost of the asset and the related accumulated amortization are eliminated and any gain or loss is recognized at such time.
The total balance of HSNi's intangible assets, net, is as follows (in thousands):

	December 31,
	2016	2015
Intangible assets with indefinite lives	$253,449	$255,148
Intangible assets with definite lives, net	174	120
Total intangible assets, net	$253,623	$255,268

During the third quarter of 2015, as a result of declines in operating performances at certain Cornerstone brands, HSNi performed a quantitative assessment of certain intangible assets and concluded a fair value adjustment was necessary. An impairment charge of $5.0 million was recorded related to its acquisition of Chasing Fireflies. During the fourth quarter of 2015, in connection with its annual assessment of impairment, HSNi performed qualitative and quantitative assessments of its intangible assets and wrote off the remaining identified intangible assets of Chasing Fireflies. An impairment charge of $1.7 million was recorded in the fourth quarter of 2015. The impairment charges were recorded within the Cornerstone segment and are included in "Loss on sale of businesses and asset impairments" expense in the accompanying consolidated statements of operations.

Amortization expense for the definite-lived intangible assets was not material for all periods presented.

Goodwill

The following tables present the balance of goodwill by reporting unit, including changes in the carrying amount of goodwill, for the years ended December 31, 2016 and 2015 (in thousands):

	Gross Balance as of January 1, 2016	Accumulated Impairment	Net Balance as of January 1, 2016	Additions	Impairment	Net Balance as of December 31, 2016
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	502,464	(492,606)	9,858	—	—	9,858
Total	$2,894,058	$(2,884,200)	$9,858	$—	$—	$9,858

	Gross Balance as of January 1, 2015	Accumulated Impairment	Net Balance as of January 1, 2015	Additions	Impairment	Net Balance as of December 31, 2015
HSN	$2,391,594	$(2,391,594)	$—	$—	$—	$—
Cornerstone	502,464	(492,606)	9,858	—	—	9,858
Total	$2,894,058	$(2,884,200)	$9,858	$—	$—	$9,858

Based on the quantitative assessments performed in the fourth quarters of 2016 and 2015, HSNi concluded there was no impairment of its goodwill.

NOTE 4—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	December 31,
	2016	2015
Capitalized software	$252,741	$234,249
Computer and broadcast equipment	91,119	91,533
Buildings and leasehold improvements	113,731	108,656
Furniture and other equipment	124,518	96,512
Projects in progress	27,666	55,294
Land and land improvements	10,584	10,597
	620,359	596,841
Less: accumulated depreciation and amortization	(409,253)	(385,048)
Total property and equipment, net	$211,106	$211,793
Long-lived assets, including projects in progress, are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There were no impairment charges related to HSNi's long-lived assets in fiscal 2016 or 2015. As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize impairment charges in the future.
NOTE 5—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued sales returns	$38,904	$39,649
Accrued cable and satellite distribution fees	43,129	35,081
Accrued freight and fulfillment expenses	44,188	35,342
Accrued compensation and benefits	21,108	38,616
Other accrued expenses and current liabilities	77,936	86,354
Total accrued expenses and other current liabilities	$225,265	$235,042

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

The following tables reconcile consolidated net income to operating income for HSNi's operating segments and Adjusted EBITDA (in thousands):

	Year Ended December 31, 2016
	HSN	Cornerstone	Total
Net income			$118,708
Income tax provision			71,020
Income before income taxes			189,728
Interest expense, net			16,079
Operating income (loss)	$216,301	$(10,494)	$205,807
Stock-based compensation expense	15,073	4,160	19,233
Depreciation and amortization	29,328	13,384	42,712
Loss on sale of businesses and asset impairments (a)	—	31,232	31,232
Loss on disposition of fixed assets	134	38	172
Adjusted EBITDA	$260,836	$38,320	$299,156

(a) Non-GAAP results for the year ended December 31, 2016 exclude a loss on sale and asset impairment charges of $31.2 million for the divestitures of TravelSmith and Chasing Fireflies.

	Year Ended December 31, 2015
	HSN	Cornerstone	Total
Net income			$169,239
Income tax provision			99,615
Income before income taxes			268,854
Interest expense, net			15,180
Operating income	$253,622	$30,412	$284,034
Stock-based compensation expense	13,889	4,519	18,408
Depreciation and amortization	29,371	14,047	43,418
Asset impairments (a)	—	5,568	5,568
Exit and reorganization costs (b)	5,208	—	5,208
Loss on disposition of fixed assets	791	15	806
Adjusted EBITDA	$302,881	$54,561	$357,442

(a) Non-GAAP results for the year ended December 31, 2015 exclude $6.7 million of charges for the impairment of intangible assets and $1.1 million of other non-cash adjustments.
(b) Non-GAAP results for 2015 exclude $2.0 million of severance costs associated with a reorganization at HSN and $3.2 million for certain costs associated with the planned closure of one of HSN's distribution centers.

	Year Ended December 31, 2014
	HSN	Cornerstone	Total
Net income			$172,984
Income tax provision			104,543
Income before income taxes			277,527
Interest expense, net			7,082
Operating income	$252,098	$32,511	$284,609
Stock-based compensation expense	12,224	3,382	15,606
Depreciation and amortization	29,762	14,172	43,934
Breakage income (a)	(4,962)	—	(4,962)
CPSC settlement (b)	—	3,100	3,100
Loss on disposition of fixed assets	19	34	53
Adjusted EBITDA	$289,141	$53,199	$342,340

(a) Non-GAAP results for the year ended December 31, 2014 exclude $5.0 million of breakage income related to the initial reversal of certain customer credits that had accumulated over many years.
(b) Non-GAAP results for the year ended December 31, 2014 exclude a $3.1 million settlement with the Consumer Product Safety Commission ("CPSC").

Financial information by segment is as follows (thousands):

	Year Ended December 31,
	2016	2015	2014
Net sales:
HSN	$2,474,554	$2,542,107	$2,476,088
Cornerstone	1,092,931	1,148,468	1,111,907
Total	$3,567,485	$3,690,575	$3,587,995
Identifiable assets:
HSN	$1,020,531	$1,029,475	$1,107,932
Cornerstone	284,002	305,096	289,154
Total	1,304,533	1,334,571	1,397,086
Capital expenditures:
HSN	$25,089	$44,844	$32,307
Cornerstone	16,653	15,848	15,009
Total	$41,742	$60,692	$47,316

HSNi does not report revenue from external customers for each product or each group of similar products as it is impracticable to do so. HSNi maintains operations principally in the United States with no long-lived assets and insignificant net sales in all other countries.

NOTE 7—LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31,
	2016	2015
Secured credit agreement expiring January 27, 2020:
Term loan	$475,000	$500,000
Revolving credit facility	40,000	140,000
Long-term debt	515,000	640,000
Unamortized deferred financing costs	(5,122)	(6,892)
Long-term debt, net of unamortized deferred financing costs	509,878	633,108
Less: current maturities	(25,000)	(25,000)
Long-term debt, less current maturities and net of unamortized deferred financing costs	$484,878	$608,108

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated credit agreement ("Credit Agreement") which is secured by 100% of the voting equity securities of HSNi's U.S. subsidiaries and 65% of HSNi's first-tier foreign subsidiaries. This Credit Agreement replaced the existing credit agreement that was set to expire in April 2017. Certain HSNi subsidiaries have unconditionally guaranteed HSNi's obligations under the Credit Agreement. The Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. HSNi drew $500 million from its term loan and $200 million under the revolving credit facility, both under the new Credit Agreement, in the first quarter of 2015 to repay its outstanding term loan of $228.1 million and to fund a $524 million special cash dividend that was paid on February 19, 2015.

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x (both as defined in the Credit Agreement). HSNi was in compliance with all such covenants as of December 31, 2016 with a leverage ratio of 1.7x and an interest coverage ratio of 20.6x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. The Credit Agreement also contains provisions that limit the ability of HSNi to make Restricted Payments, defined as cash dividends, distribution of other property, repurchase of the Company’s common stock, prepayment or redemption of debt, etc., however, so long as the Company’s leverage ratio is below 3.00x after giving pro forma effect to any proposed Restricted Payments, the amount of such Restricted Payments are not limited. In the event the Company’s leverage ratio is equal to or greater than 3.00x or after giving pro forma effect to any proposed Restricted Payments, then such Restricted Payments are limited to $150 million in any such fiscal year. The current cash dividend of $1.40 annually per share represents a Restricted Payment of approximately $73.2 million.  Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

Loans under the Credit Agreement bear interest at a per annum rate equal to a LIBOR rate plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%. HSNi can elect to borrow at either a LIBOR or the Base Rate and the predetermined margin is based on HSNi's leverage ratio. The interest rate on the $515.0 million outstanding long-term debt balance as of December 31, 2016 was 2.75%. HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available under the revolving credit facility portion of the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $10.2 million as of December 31, 2016. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of December 31, 2016, the additional amount that could be borrowed under the revolving credit facility in consideration of the financial covenants and outstanding letters of credit, was approximately $522.7 million.
Aggregate contractual maturities of long-term debt are as follows (in thousands):

Years Ending December 31,
2017	$25,000
2018	37,500
2019	37,500
2020	415,000
2021	—
$515,000

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

The interest rate swaps effectively convert $187.5 million of our variable rate term loan to a fixed rate of 0.8525% through April 2017, and then increases to $250.0 million in April 2017 with a maturity date in January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of December 31, 2016, the all-in fixed rate was 2.3525%. The changes in fair value of the interest rate swap (inclusive of reclassifications to net income) were income of $2.3 million and a loss of $0.2 million, net of tax, for the years ended December 2016 and 2015, and were included in other comprehensive income (loss).

The fair value of the interest rate swaps at December 31, 2016 was $3.6 million and was recorded in "Other non-current assets." The fair value of the interest rate swap liability as of December 31, 2015 was $0.2 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets. As of December 31, 2016, HSNi estimates that less than $0.1 million of unrealized losses included in accumulated other comprehensive income (loss) related to these swaps will be realized and reported in earnings within the next twelve months. See Note 9 for discussion of the fair value measurements concerning these interest rate swaps.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The following table summarizes the fair value of HSNi's other financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	December 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$3,577	$—	$3,577	$—

	December 31, 2015
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$169	$—	$169	$—
HSNi's interest rate swaps were carried on the balance sheet at fair value as of December 31, 2016 and December 31, 2015. The swaps were entered into for the purpose of hedging the variability of interest expense and interest payments on HSNi's long-term variable rate debt. The fair value is based on a valuation model which utilizes interest rate yield curves and credit spreads as the significant inputs to the model. These inputs are observable in active markets (level 2 criteria). HSNi considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.

The following table summarizes the fair value of HSNi’s financial assets and liabilities which are carried at cost (in thousands):

	December 31, 2016
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$475,000	$475,000	$—	$475,000	$—
Revolving credit facility	$40,000	$40,000	$—	$40,000	$—

	December 31, 2015
	Carrying Value	Fair Value	Fair Value Measurement Category
			Level 1	Level 2	Level 3
Term loan expiring January 27, 2020	$500,000	$500,000	$—	$500,000	$—
Revolving credit facility	$140,000	$140,000	$—	$140,000	$—
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
At June 30, 2016, the assets and liabilities of Chasing Fireflies and TravelSmith were considered to be a disposal group held for sale. Therefore, the disposal group was measured at its fair value less the estimated costs to sell which resulted in a non-cash asset impairment charge of $20.4 million that was recognized during the second quarter. On September 8, 2016, Cornerstone completed the divestitures of Chasing Fireflies and TravelSmith and recorded a loss on sale of $10.8 million during the year ended December 31, 2016. The impairment charge and loss on sale were recorded within the Cornerstone segment and are included in "Loss on sale of businesses and asset impairments" expense in the accompanying consolidated statements of operations. See Note 20 for further discussion.
During the third and fourth quarters of 2015, as a result of declines in operating performances at certain Cornerstone brands, HSNi performed quantitative assessments of certain intangible assets and concluded fair value adjustments were necessary. HSNi wrote off the remaining identified intangible assets related to its 2012 acquisition of Chasing Fireflies resulting in impairment charges totaling $6.7 million. The impairment charges were recorded within the Cornerstone segment and are included in "Loss on sale of businesses and asset impairments" expense in the accompanying consolidated statements of operations. The fair value of the intangible assets, consisting of trademarks and tradenames, was determined using the relief from royalty method. Key inputs used in this calculation included revenue growth, discount, royalty and terminal growth rates.

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
Basic Earnings Per Share
For the years ended December 31, 2016, 2015 and 2014, basic earnings per share was computed using the number of weighted average shares of common stock outstanding and assumed to be outstanding for the period.

Diluted Earnings Per Share
For the years ended December 31, 2016, 2015 and 2014, diluted earnings per share was computed using the number of shares of common stock outstanding and assumed to be outstanding for the year and, if dilutive, the incremental common stock that HSNi would issue upon the assumed exercise of stock options and stock appreciation rights and the vesting of restricted stock units using the treasury stock method.

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014

Net income	$118,708	$169,239	$172,984

Weighted average number of shares outstanding:
Basic	52,359	52,627	52,736
Dilutive effect of stock-based compensation awards	504	878	897
Diluted	52,863	53,505	53,633

Net income per share:
Basic	$2.27	$3.22	$3.28
Diluted	$2.25	$3.16	$3.23

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	2,076	560	763

NOTE 11—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Selling and marketing	$6,412	$6,171	$4,736
General and administrative	12,821	12,237	10,870
Stock-based compensation expense before income taxes	19,233	18,408	15,606
Income tax benefit	(6,734)	(6,563)	(5,685)
Stock-based compensation expense after income taxes	$12,499	$11,845	$9,921

As of December 31, 2016, there was approximately $22.9 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.9 years.
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

In connection with the special cash dividend of $10.00 per common share paid on February 19, 2015, and as required by the anti-dilution provisions of the Plan, adjustments were made to outstanding equity awards as of the ex-dividend date to preserve their value following the dividend, as follows: (i) the number of shares subject to outstanding restricted stock units was increased as a result of the reinvestment of the dividend; and (ii) the exercise prices of outstanding stock options and stock appreciation rights and the grant date fair value of market stock units were reduced and the number of shares subject to such awards was increased. These adjustments did not result in additional stock-based compensation expense as the fair value of the outstanding awards did not change. As further required by the Plan, the maximum number of shares issuable under the Plan was also proportionally adjusted, which resulted in approximately 0.8 million additional shares available to be issued. As of December 31, 2016, there were approximately 1.7 million shares of common stock available for grants under the Plan.
HSNi can grant restricted stock, restricted stock units ("RSUs"), market stock units ("MSUs"), performance share units ("PSUs"), stock options, stock appreciation rights (“SARs”), dividend equivalents and other stock-based awards under the Plan. Stock-based awards have a maximum term of 10 years. The exercise price of options and SARs granted under the Plan is required to be at, or above, the fair market value of HSNi’s stock on the date of grant. RSUs and PSUs have rights to receive dividend equivalents that vest at the same time the underlying awards vest once the requisite service has been rendered. HSNi elects to issue shares of its common stock for RSU vestings and SAR exercises net of the employees’ minimum tax withholding obligation. The payments made by HSNi to the taxing authorities for these taxes were $3.3 million, $16.7 million and $12.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

A summary of the status of the nonvested RSUs and dividend equivalents, as of December 31, 2016 and changes during the year ended December 31, 2016 is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016 (including 83,132 outstanding dividend equivalents)	674,894	$57.92
Granted	318,228	44.16
Additional units granted related to dividend equivalents due to quarterly dividends	24,602	—
Vested	(152,252)	58.45
Forfeited	(102,843)	56.01
Nonvested at December 31, 2016 (including 74,181 outstanding dividend equivalents)	762,629	51.86
The weighted average per share fair value of RSUs granted during the years ended December 31, 2016, 2015 and 2014 based on market prices of HSNi’s common stock on the grant date was $44.16, $65.89 and $55.06, respectively.
The total fair value of RSUs that vested during the years ended December 31, 2016, 2015 and 2014 and settled in HSNi common stock was $6.6 million, $12.0 million and $10.9 million, respectively. HSNi realizes a tax benefit for RSUs held by its employees in the year in which the award vests. The tax benefit realized by HSNi related to RSUs was approximately $3.4 million, $5.4 million and $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, there was approximately $16.7 million of unrecognized compensation cost, net of estimated forfeitures, related to RSUs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.1 years.
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

A summary of the status of the outstanding stock options and SARs as of December 31, 2016 is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,810,973	$45.80
Granted	928,990	44.86
Exercised	(39,054)	23.27
Forfeited	(101,675)	49.41
Expired	(19,017)	46.25
Outstanding at December 31, 2016	2,580,217	45.66	6.6	$4,430,444
Vested and expected to vest at December 31, 2016	2,437,355	45.47	6.5	$4,430,444
Exercisable at December 31, 2016	1,308,868	41.69	4.6	$4,430,444
The aggregate intrinsic value in the table above represents the pre-tax difference between the closing price of HSNi’s common stock on December 31, 2016 of $34.30 and the exercise price for all “in the money” awards at December 31, 2016. This amount changes based on the fair market value of HSNi’s common stock. The intrinsic value of the stock options and SARs exercised during the years ended December 31, 2016, 2015 and 2014 was approximately $0.8 million, $44.4 million and $23.4 million, respectively. Cash received from stock option exercises for the years ended December 31, 2016, 2015 and 2014 was $0.2 million, $15.0 million, and $0.6 million, respectively. The tax benefit realized from stock option exercises for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $12.2 million, and $8.8 million, respectively.
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
The weighted average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended December 31,
	2016	2015	2014
Volatility factor	26.3%	29.2%	36.4%
Risk-free interest rate	1.23%	1.49%	1.55%
Expected term	4.5	4.4	4.7
Dividend yield	3.1%	2.1%	1.8%

The weighted average fair values of stock options and SARs granted from the Plan during the years ended December 31, 2016, 2015 and 2014 at market prices equal to HSNi’s common stock on the grant date were $7.31, $13.65, and $15.24, respectively.
At the date of the Spin-off, HSNi granted stock options to its Chief Executive Officer at exercise prices greater than market value on the date of grant with a term of 10 years. The weighted average exercise price and the weighted average fair value for the 373,000 stock options that were outstanding as of December 31, 2016 were $38.89 and $3.01, respectively. All other awards granted under the Plan have exercise prices based on the fair market value of HSNi’s common stock at the date of grant.
As of December 31, 2016, there was approximately $6.2 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options and SARs, which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 1.3 years.

The following table summarizes the information about stock options and SARs outstanding and exercisable as of December 31, 2016:

	Outstanding			Exercisable
	Number Outstanding at December 31, 2016	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Number Exercisable at December 31, 2016	Weighted Average Exercise Price
$0.00 to $9.99	95,202	$4.91	2.0	95,202	$4.91
$10.00 to $19.99	48,873	16.11	2.3	48,873	16.11
$20.00 to $29.99	57,541	25.86	4.1	57,541	25.86
$30.00 to $39.99	450,822	37.52	2.2	450,822	37.52
$40.00 to $49.99	1,216,719	45.72	8.5	236,836	47.73
$50.00 to $59.99	283,116	51.56	6.2	275,666	51.57
$60.00 to $69.99	427,944	65.24	8.1	143,928	65.24
	2,580,217			1,308,868
Performance-Based Awards
During the third quarter of 2013, HSNi granted approximately 116,000 MSUs (after giving effect to the anti-dilution provisions of the Plan related to the special cash dividend) to its Chief Executive Officer. The MSUs vest over performance periods of 3 years and 5 years (50% for each period). Payout percentages range between 0% and 200% of the target award depending on the awards' market condition, the future price of HSNi's stock at the end of each performance period as compared to HSNi's stock price at the date of grant (as defined in the MSU agreement). The fair value of the MSUs at the grant date was $8.3 million, or an average of $82.67 per unit, and is recognized on a graded-vested basis over the performance periods. The fair value was measured on the grant date by applying a Monte Carlo simulation pricing model which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The weighted average assumptions used in the valuation of the MSUs were the following: volatility factor of 39.7%, risk-free interest rate of 1.00%, expected term of 4.0 years and dividend yield of 1.1%. The fair value of the MSUs that vested during the year ended December 31, 2016 and settled in HSNi common stock was $2.4 million.

During the years ended December 31, 2016, 2015 and 2014, HSNi granted performance-based awards to certain executive employees which vest over a three-year performance period. The awards vest between 0% and 200% of the target award based on the company's Total Shareholder Return relative to an indexed peer group. For the year ended December 31, 2016, HSNi granted these awards using PSUs which represent a right to receive shares of HSNi common stock. For the years ended December 31, 2015 and 2014, HSNi granted these awards using a similar performance metric but they will be settled in cash. The aggregate target value of the performance-based awards granted during the years ended December 31, 2016, 2015 and 2014 was $5.0 million, $5.2 million and $4.4 million, respectively, with grant date fair value of $5.0 million, $4.9 million and $3.8 million, respectively, measured using a Monte-Carlo simulation.

The compensation expense for these PSUs is based on the fair value of the awards measured at the grant date and is expensed ratably over the vesting term. Performance cash awards are accounted for as liability-based awards as they will be settled in cash. The compensation expense for the cash awards is remeasured at the end of each reporting period. As of December 31, 2016 and 2015, a liability of $0.7 million and $2.3 million, respectively, was recorded for these awards.

A summary of the status of the nonvested MSUs, PSUs and dividend equivalents, as of December 31, 2016 and changes during the year ended December 31, 2016 is as follows:

	Number of MSUs and PSUs (a)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2016	231,602	$82.67
Granted (a)	184,580	54.06
Additional units granted related to quarterly dividend equivalents	5,810	—
Vested	(57,049)	78.04
Forfeited	(69,557)	74.31
Nonvested at December 31, 2016	295,386	67.35

(a) Shares granted are based on the achievement of certain performance criteria and represent the maximum number of shares that can vest (200%).
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

For the year ended December 31, 2016, HSNi granted approximately 62,000 options under the ESPP. The fair value of each option granted under the ESPP is determined on the grant date using the Black-Scholes option pricing model. The following are the weighted average assumptions used in the valuation of the ESPP options for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	2014
Volatility factor	32.0%	21.7%	22.0%
Risk-free interest rate	0.42%	0.12%	0.08%
Expected term	0.5	0.5	0.5
Dividend yield	2.8%	1.9%	1.7%
For the years ended December 31, 2016, 2015 and 2014, approximately $0.6 million, $0.6 million and $0.5 million, respectively, of expenses related to the ESPP were included in the consolidated statements of operations. For the years ended December 31, 2016, 2015 and 2014, HSNi received cash proceeds from the participating employees of approximately $2.2 million, $2.4 million and $2.0 million, respectively.
Restricted Common Equity in Cornerstone Brands
In connection with the acquisition of Cornerstone Brands by IAC in 2005 certain members of Cornerstone Brand’s management were granted restricted common equity in Cornerstone Brands. These awards were granted on April 1, 2005 and were initially measured at fair value, which was amortized to expense over the vesting period. These awards vested ratably over 4 years, or earlier based upon the occurrence of certain prescribed events. The awards vested in non-voting restricted common shares of Cornerstone Brands. As of December 31, 2016, these awards were significantly out of the money and are not expected to result in any cost should HSNi exercise its call right.

NOTE 12—INCOME TAXES
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income tax (provision) benefit:
Federal	$(51,616)	$(98,496)	$(96,269)
State	(5,552)	(11,829)	(10,289)
Current income tax (provision) benefit	(57,168)	(110,325)	(106,558)
Deferred income tax benefit (provision):
Federal	(12,195)	9,188	1,468
State	(1,657)	1,522	547
Deferred income tax benefit (provision)	(13,852)	10,710	2,015
Income tax (provision) benefit	$(71,020)	$(99,615)	$(104,543)

Current income taxes payable has been reduced by $3.8 million, $17.5 million, and $12.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, for tax deductions attributable to stock-based compensation. The related income tax benefits of this stock-based compensation were recorded as amounts charged or credited to the income tax provision and additional paid-in capital.

The tax effects of cumulative temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below (in thousands). The valuation allowance is related to items for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2016	2015
Deferred tax assets:
Provision for accrued expenses	$31,659	$38,472
Inventories	15,166	14,996
Stock-based compensation	15,667	14,132
Net operating losses	556	652
Other	3,556	4,160
Total deferred tax assets	66,604	72,412
Less valuation allowance	(533)	(528)
Net deferred tax assets	66,071	71,884
Deferred tax liabilities:
Intangible assets	(96,627)	(91,051)
Prepaid expenses	(10,682)	(11,170)
Property and equipment	(18,522)	(14,161)
Total deferred tax liabilities	(125,831)	(116,382)
Net deferred tax liability	$(59,760)	$(44,498)
At December 31, 2016, HSNi had $5.3 million of net operating loss carryforwards which begin expiring in 2017. HSNi had a valuation allowance of approximately $0.5 million as of December 31, 2016 and 2015. Valuation allowances are recorded for deferred tax assets related to separate state net operating losses.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings before income taxes is shown as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax provision at the federal statutory rate of 35%	$(66,405)	$(94,099)	$(97,135)
State income taxes, net of effect of federal tax benefit	(4,686)	(6,730)	(6,306)
Other, net	71	1,214	(1,102)
Income tax provision	$(71,020)	$(99,615)	$(104,543)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$3,418	$2,011	$910
Additions based on tax positions related to the current year	648	630	525
Additions for tax positions of prior years	536	777	576
Reductions for tax positions of prior years	(34)	—	—
Balance at end of year	$4,568	$3,418	$2,011
As of December 31, 2016 and 2015, the unrecognized tax benefits, including interest, were $5.4 million and $4.1 million, respectively. At December 31, 2016 and 2015, there are approximately $4.6 million and $3.3 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.
HSNi recognizes interest and, if applicable, penalties related to unrecognized tax benefits in income tax expense. There is no material interest on unrecognized tax benefits included in income tax expense for the years ended December 31, 2016, 2015 and 2014. At December 31, 2016 and 2015, HSNi has no material accrual for the payment of interest or penalties.
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
The Internal Revenue Service ("IRS") has examined HSNi's consolidated federal income tax return for the year ended December 31, 2010 and performed a limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. New York State has completed it’s examination of income tax returns for the periods ended December 31, 2011 through December 31, 2013 without a material adjustment. The State of Florida has begun an income tax examination of HSNi’s tax returns for the years ended December 31, 2013 through December 31, 2015. HSNi does not anticipate any material adjustments to our tax liabilities resulting from this examination.
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

NOTE 13—COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, HSNi is a party to various audits, claims and lawsuits. These audits or litigation may relate to claims involving property, personal injury, contract, intellectual property (including patent infringement), sales tax, regulatory compliance, employment matters and other claims. HSNi establishes reserves for specific legal, tax or other compliance matters that it has determined the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain legal, tax or other matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that an unfavorable resolution of claims against HSNi, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on its liquidity, results of operations, financial condition or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future and an unfavorable resolution of such a proceeding could have a material impact. Moreover, any claims or regulatory actions against HSNi, whether meritorious or not, could be time-consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.
HSNi leases a satellite transponder, warehouse, stores and office space, equipment and services used in connection with its operations under various operating leases, many of which contain escalation clauses.
Future minimum payments under operating lease agreements are as follows (in thousands):

Years Ending December 31,
2017	$28,391
2018	23,878
2019	21,060
2020	13,838
2021	9,563
Thereafter	38,214
Total	$134,944

Expenses charged under these agreements were $27.9 million, $27.1 million, and $25.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and were included in "General and administrative" expense in the accompanying consolidated statements of operations.
HSNi also has funding commitments that could potentially require its performance in the event of demands by third parties or contingent events, as follows (in thousands):

	Amount of Commitments Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Letters of credit and surety bonds	$13,301	$13,241	$60	$—	$—
Purchase obligations	40,724	29,240	11,484	—	—
Total commercial commitments	$54,025	$42,481	$11,544	$—	$—
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

NOTE 15—SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental Disclosure of Cash Flow Information:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash paid during the period for:
Income tax payments	$68,898	$99,012	$87,787
Income tax refunds	(282)	(102)	(482)
Interest payments	15,027	13,087	6,142
Non-cash investing activities:
Capital expenditures incurred but paid in advance	—	—	9,100
Non-cash financing activities:
Effective portion of change in interest rate swap	3,018	(1,620)	(1,581)

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

Accumulated Other Comprehensive (Loss) Income
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Accumulated other comprehensive (loss) income as of January 1,	$(95)	$127	$354
Other comprehensive income (loss) before reclassifications	3,018	(1,620)	(1,581)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense in the consolidated statements of operations	707	1,263	1,215
Income tax (expense) benefit	(1,410)	135	139
Other comprehensive income (loss), net of tax	2,315	(222)	(227)
Accumulated other comprehensive income (loss) as of December 31,	$2,220	$(95)	$127
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
stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. As of December 31, 2016, approximately 2.7 million shares remained authorized for repurchase under the program.

The following table summarizes HSNi's share repurchase activity (in thousands, except per share data):

	2016	2015	2014
Number of shares repurchased and retired	357	948	1,011
Average price per share	$46.45	$61.73	$54.87
Total cost	$16,567	$58,510	$55,467
Dividend Policy
During the year ended December 31, 2016, HSNi's Board of Directors approved four quarterly cash dividends totaling $1.40 per common share resulting in dividend payments of approximately $73.2 million. During the year ended December 31, 2015, HSNi’s Board of Directors approved four quarterly cash dividends totaling $1.40 per common share and a special cash dividend of $10.00 per common share that was payable February 19, 2015 resulting in aggregate dividend payments of approximately $597.9 million.
In February 2017, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid March 22, 2017 to HSNi's record holders as of March 8, 2017.

NOTE 17—QUARTERLY RESULTS (UNAUDITED)

	Quarter Ended (a)
	March 31,	June 30,	September 30,	December 31,
		(b)	(c)	(d)
	(In thousands, except per share data)
Year Ended December 31, 2016
Net sales	$816,765	$854,308	$823,023	$1,073,389
Gross profit	289,478	311,824	280,076	335,290
Operating income	49,829	46,214	36,875	72,890
Net income	28,585	26,445	20,158	43,520
Net income per share:
Basic	$0.55	$0.50	$0.39	$0.83
Diluted	$0.54	$0.50	$0.38	$0.82
Dividends declared per common share	$0.35	$0.35	$0.35	$0.35

Year Ended December 31, 2015
Net sales	$841,887	$885,642	$864,868	$1,098,178
Gross profit	300,206	336,537	306,274	371,546
Operating income	57,009	70,703	57,833	98,488
Net income	33,689	41,632	34,208	59,710
Net income per share:
Basic	$0.64	$0.79	$0.65	$1.14
Diluted	$0.63	$0.78	$0.64	$1.12
Dividends declared per common share	$10.35	$0.35	$0.35	$0.35

(a)	The results of TravelSmith and Chasing Fireflies are included through the date of divestitures on September 8, 2016.

(b)
The second quarter of 2016 includes an asset impairment charge of $20.4 million, or $0.24 per diluted share, related to the TravelSmith and Chasing Fireflies disposal group. The second quarter of 2015 includes $3.0 million, or $0.03 per diluted share, for certain costs associated with the planned closure of one of HSN's distribution centers as part of its supply chain optimization initiative.

(c)
The third quarter of 2016 includes the loss on sale of $11.2 million, or $0.13 per diluted share, related to the divestitures of TravelSmith and Chasing Fireflies. The third quarter of 2015 includes a non-cash charge of $5.0 million, or $0.06 per diluted share, at Cornerstone for impairment of intangible assets related to Chasing Fireflies.

(d)
The fourth quarter of 2016 includes the impact of the supply chain optimization implementation issues which decreased gross profit by approximately $13.0 million and increased operating expenses by approximately $3.0 million, having a combined impact of $0.19 per diluted share. The fourth quarter of 2015 includes $2.0 million, or $0.02 per diluted share, of severance costs associated with a reorganization at HSN.

(e)	Cornerstone's fourth quarter of 2016 consisted of 14-weeks compared to 13-weeks in the prior year resulting in an additional $15 million in net sales in 2016.
NOTE 18—RETIREMENT AND SAVINGS PLANS
Effective December 31, 2008, HSNi established the HSN, Inc. Retirement Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their pretax salary, up to the statutory limits. For the years ended December 31, 2016, 2015 and 2014, HSNi contributed fifty cents for each dollar a participant contributed of the first 6% of a participant's deferrals. HSNi’s matching contributions were $5.1 million, $5.0 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Effective January 1, 2014, HSNi initiated a nonqualified deferred compensation plan allowing salary and annual bonus deferrals for qualifying employees as permitted by the Internal Revenue Code. Participant deferrals earn investment returns based on a select number of investment options, including equity and debt mutual funds. HSNi invested comparable amounts in marketable securities through life insurance policies to mitigate the risk associated with the investment return on the employee deferrals. Assets related to the funded portion of the deferred compensation plan are held in a rabbi trust which remains subject to claims of HSNi's general creditors. HSNi remains liable to the participants for the unfunded portion of the plan. HSNi records changes in the fair value of the asset and liability in the statement of operations. As of December 31, 2016 and 2015, the company-owned life insurance policies had a cash surrender value of $3.6 million and $1.9 million, respectively and were recorded in "Other non-current assets" in the consolidated balance sheet. The Plan's deferred compensation liability as of

December 31, 2016 and 2015 was $3.6 million and $2.0 million, respectively and was recorded in "Other long-term liabilities" in the consolidated balance sheet.

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

HSN expects to incur approximately $4 million to $5 million in total charges related to the closure. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives. During the years ended December 31, 2016 and 2015, HSN recognized $0 and $3.2 million, respectively, in employee-related costs which are included in "General and administrative” operating expenses in the accompanying consolidated statements of operations.

A summary of HSNi’s liability associated with exit activities, which is recorded in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheets, are presented in the following table (in thousands):

	Employee Related Costs
	2016	2015
Balance at January 1,	$3,221	$—
Provisions	—	3,132
Payments	(121)	—
Adjustments	—	89
Balance at December 31,	$3,100	$3,221

NOTE 20—DIVESTITURES
On September 8, 2016, HSNi completed the sale of substantially all of the assets and certain liabilities of Chasing Fireflies and TravelSmith, two of the apparel brands included within the Cornerstone segment.  The sale price included $1 million in cash and $2 million of contingent consideration that was based on the achievement of certain performance metrics in 2016 which are not expected to be achieved. During the year ended December 31, 2016, Cornerstone recorded a pre-tax loss on sale of $10.8 million. The transaction included cash charges of approximately $3.5 million related to transactions costs and employee and lease liabilities.
The assets and liabilities of the two brands were classified as held for sale as of June 30, 2016 which resulted in a non-cash asset impairment charge of $20.4 million recorded in the second quarter of 2016 within the Cornerstone segment and was included in "Loss on sale of businesses and asset impairments" expense in the accompanying consolidated statements of operations.

The loss on sale and asset impairment charges related to this sale are recorded in the consolidated statements of operations in the line item “Loss on sale of businesses and asset impairments.”   The assets sold were largely represented by $29.3 million of inventory and $8.4 million of other assets, and approximately $8.6 million of current liabilities.

HSNi entered into a transition services agreement with the buyer to provide fulfillment services and various back office support services through February 2017. Charges by HSNi under this transition services agreement of approximately $4.7 million for the year ended December 31, 2016 are recorded in net sales in the consolidated statements of operations.

HSNi determined the sale of these businesses would not represent a strategic shift in its business nor will it have a major effect on its consolidated results of operations, financial position or cash flows. Accordingly, the disposal group is not presented in the consolidated financial statements as a discontinued operation.

Schedule II
HSN, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Charges to Earnings	Charges to Other Accounts	Deductions		Balance at End of Period
2016
Allowance for doubtful accounts	$20,631	$22,768	$135	$(24,448)	(1)	$19,086
Sales return accrual	39,649	595,991	—	(596,736)		38,904
Deferred tax valuation allowance	528	5	—	—		$533
2015
Allowance for doubtful accounts	$18,824	$34,012	$(803)	$(31,402)	(1)	$20,631
Sales return accrual	40,789	659,481	—	(660,621)		39,649
Deferred tax valuation allowance	1,577	(1,049)	—	—		528
2014
Allowance for doubtful accounts	$16,863	$23,986	$1,874	$(23,899)	(1)	$18,824
Sales return accrual	40,072	655,304	—	(654,587)		40,789
Deferred tax valuation allowance	1,495	82	—	—		1,577

(1)	Write-off of uncollectible accounts receivable

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of December 31, 2016. Based on that evaluation, management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
As required by Rule 13a-15(b) under the Exchange Act, our management evaluated the effectiveness of our internal controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based upon that evaluation and criterion, we concluded that as December 31, 2016, our internal control over financial reporting was effective.

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

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, management has concluded that there were no such changes during this period.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of HSN, Inc.

We have audited HSN, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). HSN, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, HSN, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HSN, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of HSN, Inc. and subsidiaries and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Tampa, Florida
February 24, 2017

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

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

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2015

10.10	Pledge Agreement dated as of January 27, 2015, by the Credit Parties (as defined in the Credit Agreement dated January 27, 2015) and Bank of America, N.A, as Collateral Agent.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 28, 2015

10.11	Employment Agreement between Mindy Grossman and HSN, Inc., dated as of July 29, 2008*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-152697) filed August 1, 2008

* Reflects management contracts and management and director compensation plans.

Exhibit No.	Description of Document	Method of Filing
10.12	First Amendment to Employment Agreement between Mindy Grossman and HSN, Inc., dated as of August 5, 2010*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2010

10.13	HSN, Inc. Second Amended and Restated 2008 Stock and Annual Incentive Plan*	Exhibit 10.13 to the Company's Annual Report on Form 10-K filed February 20, 2014

10.14	Amended and Restated Deferred Compensation Plan for Non-Employee Directors*	Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.15	Form of Stock Appreciation Right Agreement*	Filed herewith

10.16	Form of Restricted Stock Unit Agreement*	Exhibit 10.16 to the Company's Annual Report on Form 10-K filed February 24, 2016

10.17	Form of Performance Share Unit Agreement*	Exhibit 10.23 to the Company's Annual Report on Form 10-K filed February 24, 2016

10.18	Form of Stock Option Agreement*	Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.19	Form of Restricted Stock Units Agreement (for Non-Employee Directors)*	Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 31, 2009

10.20	Form of Deferred Restricted Stock Unit Agreement*	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2013

10.21	Named Executive Officer and EVP Severance Plan*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 24, 2009

10.22	Executive Severance Plan*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 4, 2010

10.23	Form of Performance Cash Award Agreement*	Exhibit 10.21 to the Company's Annual Report on Form 10-K filed February 21, 2013

10.24	Employee Stock Purchase Plan	Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 4, 2010

10.25	Form of Deferred Share Unit Agreement*	Exhibit 10.23 to the Company's Annual Report on Form 10-K filed February 23, 2012

10.26	Form of Performance Award Agreement*	Exhibit 10.24 to the Company's Annual Report on Form 10-K filed February 21, 2013

10.27	Form of Market Stock Unit Agreement*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 6, 2013

10.28	HSN, Inc. Nonqualified Deferred Compensation Plan	Exhibit 10.27 to the Company's Annual Report on Form 10-K filed February 20, 2014

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

101
The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015, and 2014, (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSN, INC.

Date: February 24, 2017	By:	/S/ Mindy Grossman
Mindy Grossman, Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2017	By:	/S/ Rod Little
Rod Little, Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2017.

/S/ Mindy Grossman	Chief Executive Officer and Director (Principal Executive Officer)
Mindy Grossman

/S/ Rod Little	Chief Financial Officer (Principal Financial and Accounting Officer)
Rod Little

/S/ Courtnee Chun
Courtnee Chun	Director

/S/ William Costello
William Costello	Director

/S/ Fiona Dias
Fiona Dias	Director

/S/ James Follo
James Follo	Director

/S/ Stephanie Kugelman
Stephanie Kugelman	Director

/S/ Arthur Martinez
Arthur Martinez	Chairman of the Board of Directors

/S/ Thomas McInerney
Thomas McInerney	Director

/S/ Matthew Rubel
Matthew Rubel	Director

/S/ Ann Sarnoff
Ann Sarnoff	Director

EXHIBIT INDEX

Exhibit No.	Description of Document

10.15	Form of Stock Appreciation Right Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of HSN, Inc.

23.1	Consent of Independent Registered Certified Public Accounting Firm

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from HSNi’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015, and 2014, (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014, (v) Notes to the Consolidated Financial Statements, and (vi) financial statement schedule.