Form 10-Q
period 2017-03-31
HSN, Inc.
filed 2017-05-03
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2017, the registrant had 52,375,050 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$785,435	$816,765
Cost of sales	512,298	527,287
Gross profit	273,137	289,478
Operating expenses:
Selling and marketing	167,299	179,161
General and administrative	56,373	49,963
Depreciation and amortization	10,886	10,525
Total operating expenses	234,558	239,649
Operating income	38,579	49,829
Other income (expense):
Interest income	213	25
Interest expense	(4,077)	(4,172)
Total other expense, net	(3,864)	(4,147)
Income before income taxes	34,715	45,682
Income tax provision	(13,467)	(17,097)
Net income	$21,248	$28,585

Net income per share:
Basic	$0.41	$0.55
Diluted	$0.40	$0.54
Shares used in computing earnings per share:
Basic	52,432	52,378
Diluted	52,821	52,919
Dividends declared per share	$0.35	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$21,248	$28,585
Other comprehensive income (loss):
Change in fair value of derivative instrument, net of tax	327	(249)
Other comprehensive income (loss), net of tax	327	(249)
Comprehensive income	$21,575	$28,336

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,	March 31,
	2017	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$48,246	$42,734	$46,785
Accounts receivable, net of allowance of $18,926, $19,086 and $19,706, respectively	236,828	335,005	217,878
Inventories	409,663	391,106	441,977
Prepaid expenses and other current assets	49,128	44,173	55,481
Total current assets	743,865	813,018	762,121
Property and equipment, net	210,382	211,106	206,344
Intangible assets, net	253,634	253,623	255,266
Goodwill	9,858	9,858	9,858
Other non-current assets	18,275	16,928	12,718
TOTAL ASSETS	$1,236,014	$1,304,533	$1,246,307
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$217,129	$293,816	$209,933
Current maturities of long-term debt	28,125	25,000	25,000
Accrued expenses and other current liabilities	208,144	225,265	204,897
Total current liabilities	453,398	544,081	439,830
Long-term debt, less current maturities and net of unamortized deferred financing costs	495,932	484,878	592,302
Deferred income taxes	60,665	59,760	42,929
Other long-term liabilities	24,638	20,328	20,006
Total liabilities	1,034,633	1,109,047	1,095,067
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,374,108, 52,239,795 and 52,283,382 issued shares March 31, 2017, December 31, 2016 and March 31, 2016, respectively	523	522	523
Additional paid-in capital	998,007	1,013,688	1,062,128
Accumulated deficit	(799,696)	(820,944)	(911,067)
Accumulated other comprehensive income (loss)	2,547	2,220	(344)
Total shareholders’ equity	201,381	195,486	151,240
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,236,014	$1,304,533	$1,246,307

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	—	$—	52,378	$524	$1,085,785	$(939,652)	$(95)	$146,562
Net income	—	—	—	—	—	118,708	—	118,708
Other comprehensive income	—	—	—	—	—	—	2,315	2,315
Stock-based compensation expense for equity awards	—	—	—	—	19,233	—	—	19,233
Cash dividends declared on common stock	—	—	—	—	(73,151)	—	—	(73,151)
Issuance of common stock from stock-based compensation awards, including tax effect of $658	—	—	219	2	(1,616)	—	—	(1,614)
Repurchases of common stock	—	—	(357)	(4)	(16,563)	—	—	(16,567)
Balance as of December 31, 2016	—	—	52,240	522	1,013,688	(820,944)	2,220	195,486
Net income	—	—	—	—	—	21,248	—	21,248
Other comprehensive income	—	—	—	—	—	—	327	327
Stock-based compensation expense for equity awards	—	—	—	—	4,704	—	—	4,704
Cash dividends declared on common stock	—	—	—	—	(18,331)	—	—	(18,331)
Issuance of common stock from stock-based compensation awards	—	—	134	1	(2,054)	—	—	(2,053)
Balance as of March 31, 2017	—	$—	52,374	$523	$998,007	$(799,696)	$2,547	$201,381

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$21,248	$28,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,886	10,525
Stock-based compensation expense	4,704	5,376
Amortization of debt issuance costs	429	444
Deferred income taxes	(1,500)	(1,415)
Bad debt expense	6,083	4,588
Other	(249)	178
Changes in current assets and liabilities:
Accounts receivable	92,094	84,109
Inventories	(18,557)	(13,953)
Prepaid expenses and other assets	(4,808)	(9,248)
Accounts payable, accrued expenses and other current liabilities	(87,991)	(76,725)
Net cash provided by operating activities	22,339	32,464
Cash flows from investing activities:
Capital expenditures	(9,859)	(5,145)
Other	(794)	—
Net cash used in investing activities	(10,653)	(5,145)
Cash flows from financing activities:
Repayments of term loan	(6,250)	(6,250)
Borrowings under revolving credit facility	110,000	45,000
Repayments of revolving credit facility	(90,000)	(55,000)
Repurchase of common stock	—	(8,671)
Cash dividends paid	(18,331)	(18,300)
Proceeds from issuance of common stock	423	586
Payments of tax withholdings related to stock-based awards	(2,016)	(1,825)
Net cash used in financing activities	(6,174)	(44,460)
Net increase (decrease) in cash and cash equivalents	5,512	(17,141)
Cash and cash equivalents at beginning of period	42,734	63,926
Cash and cash equivalents at end of period	$48,246	$46,785

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of HSNi's management, all normal recurring adjustments considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. The accompanying unaudited consolidated financial statements should be read in conjunction with HSNi's audited consolidated financial statements and notes thereto for the year ended December 31, 2016. The consolidated balance sheet as of December 31, 2016 and the consolidated statement of shareholders' equity for the year ended December 31, 2016 were derived from the audited consolidated financial statements at that date but may not include all disclosures required by GAAP. Intercompany transactions and accounts have been eliminated in consolidation.

Recent Accounting Developments

Recently Adopted Accounting Standard Updates

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. HSNi adopted ASU 2015-11 on January 1, 2017. The adoption of ASU 2015-11 did not have a material impact to HSNi's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) ("ASU 2016-09"). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits and deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The effective date for the standard is for interim and annual reporting periods beginning after December 15, 2016. HSNi adopted ASU 2016-09 on January 1, 2017. Amendments related to accounting for excess tax benefits and deficiencies have been adopted prospectively resulting in the recognition of $0.4 million of tax expense within HSNi's consolidated statements of earnings rather than as a reduction to additional paid in capital for the three months ended March 31, 2017. Also, excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows in the statement of cash flows.  This change has been applied retrospectively in accordance with ASU 2016-09 and prior period amounts which are considered immaterial have been reclassified.  We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows; therefore there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by previous guidance.  HSNi has elected to continue estimating forfeitures under the previous guidance.

Accounting Standard Updates Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Additionally, ASU 2014-09 will disallow the capitalization of direct-response advertising costs which will impact the timing of recognition of Cornerstone's catalog production and distribution costs. This standard will become effective for HSNi in the first quarter of 2018.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU 2017-04"). ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test.  ASU No. 2017-04 is effective for HSNi in the first quarter of 2020, with early adoption permitted and is to be applied on a prospective basis. The adoption of the provisions of ASU No. 2017-04 is not expected to have a material impact on HSNi's consolidated financial position or results of operations.

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
Significant estimates underlying the accompanying consolidated financial statements include: the determination of the lower of cost or net realizable value adjustment for inventory; sales returns and other revenue allowances; the allowance for doubtful accounts; the recoverability of long-lived assets; the impairment of intangible assets; the annual expected effective tax rate; the determination of deferred income taxes, including related valuation allowances; the accrual for actual, pending or threatened litigation, claims and assessments; and assumptions related to the determination of incentive compensation.

NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	March 31,	December 31,	March 31,
	2017	2016	2016
Capitalized software	$256,717	$252,741	$237,202
Computer and broadcast equipment	89,708	91,119	93,557
Buildings and leasehold improvements	118,016	113,731	110,887
Furniture and other equipment	125,940	124,518	97,434
Projects in progress	27,366	27,666	51,860
Land and land improvements	10,584	10,584	10,635
	628,331	620,359	601,575
Less: accumulated depreciation and amortization	(417,949)	(409,253)	(395,231)
Total property and equipment, net	$210,382	$211,106	$206,344

NOTE 4—SEGMENT INFORMATION
HSNi presents its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered and/or the target market. HSNi has two reportable segments, HSN and Cornerstone. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2016. Intercompany accounts and transactions have been eliminated in consolidation.
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
The following tables reconcile HSNi’s consolidated net income to operating income for HSNi's operating segments and Adjusted EBITDA (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Net income			$21,248			$28,585
Income tax provision			13,467			17,097
Income before income taxes			34,715			45,682
Total other expense, net			3,864			4,147
Operating income	$37,512	$1,067	38,579	$49,645	$184	49,829
Non-cash charges:
Stock-based compensation expense	3,392	1,312	4,704	4,039	1,337	5,376
Depreciation and amortization	7,707	3,179	10,886	7,003	3,522	10,525
Gain (loss) on disposition of fixed assets	(49)	—	(49)	3	(1)	2
Adjusted EBITDA	$48,562	$5,558	$54,120	$60,690	$5,042	$65,732

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net sales:
HSN	$560,529	$578,383
Cornerstone	224,906	238,382
Total	$785,435	$816,765

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income	$21,248	$28,585

Weighted average number of shares outstanding:
Basic	52,432	52,378
Dilutive effect of stock-based compensation awards	389	541
Diluted	52,821	52,919

Net income per share:
Basic	$0.41	$0.55
Diluted	$0.40	$0.54

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	3,814	1,919

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	March 31,	December 31,	March 31,
	2017	2016	2016
Secured credit agreement expiring January 27, 2020:
Term loan	$468,750	$475,000	$493,750
Revolving credit facility	60,000	40,000	130,000
Long-term debt	528,750	515,000	623,750
Unamortized deferred financing costs	(4,693)	(5,122)	(6,448)
Long-term debt, net of unamortized deferred financing costs	524,057	509,878	617,302
Less: current maturities	(28,125)	(25,000)	(25,000)
Long-term debt, less current maturities and net of unamortized deferred financing costs	$495,932	$484,878	$592,302

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x (both as defined in the Credit Agreement). HSNi was in compliance with all such covenants as of March 31, 2017 with a leverage ratio of 1.9x and an interest coverage ratio of 20.0x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate plus a predetermined margin which is determined by HSNi's leverage ratio. The interest rate on the $528.8 million outstanding long-term debt balance as of March 31, 2017 was 2.45%.  HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $7.2 million as of March 31, 2017. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of March 31, 2017, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $472.6 million.

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

The interest rate swaps effectively convert $187.5 million of our variable rate term loan to a fixed rate of 0.8525% through April 2017, and then increases to $250.0 million in April 2017 with a maturity date in January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of March 31, 2017, the all-in fixed rate was 2.3525%. The changes in fair value of the interest rate swaps (inclusive of reclassifications to net income and net of tax) for the three months ended March 31, 2017 and 2016 were income of approximately $0.3 million and a loss of approximately $0.2 million, respectively, and were included in other comprehensive income (loss).

The fair values of the interest rate swaps at March 31, 2017 and December 31, 2016 were assets of $4.1 million and $3.6 million, respectively, and were recorded in "Other non-current assets." The fair value of the interest rate swaps at March 31, 2016 was a liability of $0.6 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets. HSNi estimates that approximately $0.5 million of unrealized income included in accumulated other comprehensive income related to these swaps will be realized and reported in earnings within the next twelve months. See Note 8 for discussion of the fair value measurements concerning these interest rate swaps.

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

The following table summarizes the fair value of HSNi's financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	March 31, 2017
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$4,077	$—	$4,077	$—

	December 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$3,577	$—	$3,577	$—

	March 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swap	$552	$—	$552	$—
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
The carrying amount of the term loan and revolving credit facility outstanding under the Credit Agreement approximates fair value as these instruments have variable interest rates which approximate current market rates (level 2 criteria).

NOTE 9—INCOME TAXES
HSNi calculates its interim income tax provision in accordance with the accounting guidance for income taxes in interim periods. At the end of each interim period, HSNi makes its best estimate of the annual expected effective tax rate and applies that rate to its ordinary year-to-date income or loss. The tax expense or benefit related to significant or unusual items that will be separately reported or reported net of their related tax effect are individually computed and recognized in the interim period in which those items occur.
In addition, excess tax benefits and deficiencies related to share-based awards and the effect of changes in enacted tax laws or rates, tax status, or judgment on the realizability of beginning-of-the-year deferred taxes in future years are recognized in the interim period in which the change occurs.
The computation of the annual expected effective tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected operating income for the year and permanent and temporary differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or the tax environment changes. To the extent that the estimated annual effective tax rate changes during a quarter, the effect of the change on prior quarters is included in tax expense for the current quarter.
For the three months ended March 31, 2017, HSNi recorded a tax provision of $13.5 million which represents an effective tax rate of 38.8%. For the three months ended March 31, 2016, HSNi recorded a tax provision of $17.1 million which represents an effective tax rates of 37.4%.
The Internal Revenue Service ("IRS") has concluded its examination of HSNi's consolidated federal income tax return for the year ended December 31, 2010 and its limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. Currently, HSNi’s 2013 through 2015 tax returns are under audit by the state of Florida. HSNi does not anticipate any material adjustments to our tax liabilities as a result of the examination.
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

NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Selling and marketing	$1,588	$1,808
General and administrative	3,116	3,568
Stock-based compensation expense before income taxes	4,704	5,376
Income tax benefit	(1,240)	(1,876)
Stock-based compensation expense after income taxes	$3,464	$3,500

As of March 31, 2017, there was approximately $38.5 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.3 years.

The Second Amended and Restated 2008 Stock and Annual Incentive Plan, as amended (the “Plan”), authorizes the issuance of 8.0 million shares (8.8 million shares after giving effect to the anti-dilution provisions of the Plan related to the special cash dividend paid in February 2015) of HSNi common stock for new awards granted by HSNi. The purpose of the Plan is to assist HSNi in attracting, retaining and motivating officers, employees, directors and consultants, and to provide HSNi with the ability to provide incentives more directly linked to the profitability of HSNi’s business and increases in shareholder value. As of March 31, 2017, there were approximately 0.5 million shares of common stock available for grants under the Plan.
During the first quarter of 2017, HSNi granted 96,439 performance share units ("PSUs") to certain executive employees. PSUs cliff vest after a three year performance period. PSUs have rights to receive dividend equivalents that vest concurrently with the underlying PSUs once the requisite service has been rendered. Vesting percentages range between 0% and 200% of the target award based on HSNi's Total Shareholder Return relative to a peer group at the end of the performance period. The compensation expense for these PSUs is based on the fair value of the awards measured at the grant date and is expensed ratably over the vesting term.
A summary of the stock-based awards granted during the three months ended March 31, 2017 is as follows:

	Three Months Ended March 31, 2017
	Number of Awards Granted	Weighted Average per Share Fair Value
Maximum value stock appreciation rights (a)	1,144,049	$6.36
Restricted stock units	291,420	$38.14
Performance share units (b)	192,878	$57.36
Employee stock purchase plan options	31,729	$8.63
Dividend equivalents due to quarterly dividend	8,940	-
(a) Maximum value SARs are similar to traditional SARs, except these instruments contain a predetermined cap of 200% on the maximum earnings potential a recipient can expect to receive upon exercise.
(b) PSUs are reflected at the maximum 200% potential value.
The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan are estimated on the grant date using the Black-Scholes option pricing model. The fair values of the maximum value stock appreciation rights and PSUs are estimated on the grant date using a Monte-Carlo simulation pricing model which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The weighted average assumptions used in the valuation of each for the three months ended March 31, 2017 are as follows:

	Three Months Ended March 31, 2017
	Maximum Value Stock Appreciation Rights	Employee Stock Purchase Plan Options	Performance Share Units
Volatility factor	27.4%	38.7%	30.0%
Risk-free interest rate	1.79%	0.65%	1.40%
Expected term	4.7	0.5	2.9
Dividend yield	3.6%	4.1%	0.0%

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
Effective January 27, 2015, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase up to 4 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the three months ended March 31, 2017, there were no share repurchases. During the three months ended March 31, 2016, HSNi acquired approximately 181,000 shares of its outstanding common stock for $8.7 million at an average price of $48.04. All shares were retired immediately following purchase. As of March 31, 2017, approximately 2.7 million shares remain authorized for repurchase under the program.
Dividend Policy
In the first quarter of 2017, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share resulting in a payment of $18.3 million on March 22, 2017 to HSNi's shareholders of record as of March 8, 2017.

In the second quarter of 2017, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid on June 21, 2017 to HSNi's shareholders of record as of June 7, 2017.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2017	2016
Accumulated other comprehensive income (loss) as of January 1,	$2,220	$(95)
Other comprehensive loss before reclassifications	(242)	(603)
Amounts reclassified from accumulated other comprehensive income to interest expense in the consolidated statements of operations	742	200
Income tax (expense) benefit	(173)	154
Other comprehensive income (loss), net of tax	327	(249)
Accumulated other comprehensive income (loss) as of March 31,	$2,547	$(344)

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

NOTE 13—COSTS ASSOCIATED WITH AN EXIT ACTIVITY

As part of its supply chain optimization initiative, HSNi announced in June 2015 its plan to close the HSN distribution center in Roanoke, Virginia and expand the capabilities of its distribution center in Piney Flats, Tennessee. HSNi expects the closure to be completed in 2018.

HSNi expects to incur approximately $4 million to $5 million in total charges related to the closure. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives, $3.2 million of which were recognized in fiscal 2015.

A summary of HSNi’s liability associated with exit activities, which is recorded in “Other long-term liabilities" as of March 31, 2017 and "Accrued expenses and other current liabilities" as of March 31, 2016 in the accompanying consolidated balance sheets, are presented in the following table (in thousands):

	Employee Related Costs
	2017	2016
Balance at January 1	$3,100	$3,221
Provisions	—	—
Payments	(63)	—
Adjustments	—	—
Balance at March 31	$3,037	$3,221

NOTE 14—DIVESTITURES
On September 8, 2016, HSNi completed the sale of substantially all of the assets and certain liabilities of Chasing Fireflies and TravelSmith, two of the apparel brands included within the Cornerstone segment for a sale price of $1 million. The sales agreement included contingent consideration of $2 million that was based on the achievement of certain performance metrics in 2016 which were not achieved. No value was assigned to the contingent consideration as it was not considered probable of being earned.
The assets and liabilities of the two brands were classified as held for sale as of June 30, 2016 which resulted in a non-cash asset impairment charge of $20.4 million recorded in the second quarter of 2016 within the Cornerstone segment. During the year ended December 31, 2016, Cornerstone recorded an additional pre-tax loss on sale of $10.8 million. The transaction included cash charges of approximately $3.5 million related to transactions costs and employee and lease liabilities.
HSNi entered into a transition services agreement with the buyer to provide fulfillment and various back office support services through February 2017. Fees earned by HSNi under this transition services agreement of approximately $0.9 million for the three months ended ended March 31, 2017 are recorded in net sales in the consolidated statements of operations.

HSNi determined the sale of these businesses would not represent a strategic shift in its business nor would it have a major effect on its consolidated results of operations, financial position or cash flows. Accordingly, the disposal group is not presented in the consolidated financial statements as a discontinued operation.

NOTE 15—SUBSEQUENT EVENT

On April 26, 2017, HSNi announced Mindy Grossman, the Company's Chief Executive Officer, had resigned effective May 24, 2017 and she will not stand for reelection to the Board of Directors at the Annual Meeting of Shareholders on May 24, 2017. The Board has retained a national search firm to assist with the search for a successor that will include both internal and external candidates. In addition, until a successor is named, the Board has established the Office of the Chief Executive consisting of Rod R. Little, Chief Financial Officer, William C. Brand, Chief Marketing Officer of HSNi and President of HSN; and Judy A. Schmeling, Chief Operating Officer of HSNi and President of Cornerstone Brands, Inc. Mr. Little will be acting as the Company's interim principal executive officer.

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
Should one or more of these uncertainties, risks or changes in circumstances materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include but are not limited to those described under “Risk Factors,” included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2016 and the following:

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

•	changes to international and national trade laws, regulations and policies (particularly those related to or restricting global trade) could significantly impair HSNi's profitability;

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

•	changes in product shipping and handling costs particularly if we are unable to offset them;

•	changes in consumer expectations for reduced shipping charges and faster delivery times particularly if we are unable to meet them;

•	HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective;

•	our ability to offer new or innovative products and services through various platforms in a cost effective manner and consumer acceptance of these products and services;

•	risks associated with litigation, audits, claims and assessments;

•	risks associated with acquisitions including the ability to successfully integrate new businesses and achieve expected benefits and results; and

•
our chief executive officer transition, and our ability to appoint a new chief executive officer with the required level of experience and expertise in a timely manner; or the loss of any additional key member of our senior management team.

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
Results of Operations
Overview of Results
HSNi’s net sales in the first quarter of 2017 decreased 4% to $785.4 million. Net sales at HSN decreased 3% to $560.5 million and Cornerstone’s net sales decreased 6% to $224.9 million. The prior year period included the benefit of an additional day for leap year within the HSN segment and the net sales from two Cornerstone brands that were divested in September 2016. Excluding these effects, HSNi's net sales decreased 1%; HSN's net sales decreased 2%; and Cornerstone's net sales increased 1%. Both segments were impacted by a challenging and highly competitive retail environment. We also continued to experience increased pressure on shipping and handling revenues in both the HSN and Cornerstone segments, a trend we expect to continue through 2017.
Digital commerce remains an essential part of our strategy to optimize the content of all our brands across multiple distributed commerce platforms. HSNi digital sales penetration represents 54% of our business. Sales from mobile devices, including smart phones and tablets, grew 11% and represent 24% of our total business. We will continue to invest in digital technologies to enable us to offer a highly personalized and engaging experience based on customer profile, preferences and usage.
In September 2016, HSNi completed the divestiture of two of the under-performing apparel brands within the Cornerstone portfolio, TravelSmith and Chasing Fireflies, allowing us to exclusively focus on improving the performance of our strategic brands. The results of TravelSmith and Chasing Fireflies are included in the results of HSNi and Cornerstone through the date of the divestiture.
As part of our distributed commerce strategies, we continued to invest in Cornerstone's experiential retail stores in key markets to expand consumer touch points with our brands. We have seen increased demand and higher lifetime-value customers in the regions where our retail stores are located. During the first quarter of 2017, we opened one new Ballard Designs retail store and have plans to open one Frontgate and two additional Ballard Designs retail stores in 2017.
HSNi continued implementation of its supply chain optimization initiative which includes the automation and consolidation of certain HSNi distribution centers. HSN began phasing in its expanded automation capabilities in its Piney Flats, Tennessee distribution center in the third quarter of 2016.  HSN incurred additional costs of approximately $4 million in the first quarter of 2017 related to the implementation in the form of increased labor, operational inefficiencies and increased consulting costs. These costs negatively impacted gross profit by $2.4 million and operating expenses by $1.6 million. We expect that approximately $6 million of additional related charges will be incurred in 2017, with approximately half impacting gross profit.  Upon the project's completion, we expect to realize financial and operational benefits of the supply chain optimization initiative in the form of increased labor efficiencies, more efficient space utilization, lower transportation costs and faster customer deliveries.
As part of the supply chain optimization, HSN will be closing its Roanoke, Virginia distribution center which is expected to occur in 2018. HSNi expects to incur approximately $4 million to $5 million in total charges related to the closure of the Virginia facility. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives, which were recognized in fiscal 2015. See Note 13 of Notes to Consolidated Financial Statements for further discussion of the planned closure of the Roanoke, Virginia distribution center.
HSNi's net income in the first quarter of 2017, decreased 26% to $21.2 million. The decrease in net income was primarily due to gross profit compression as a result of the lower sales, heightened promotional activity in shipping and handling and the additional costs incurred related to the supply chain optimization implementation. The decrease was partially offset by lower operating expenses as a result of the divested businesses.

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

	Three Months Ended March 31,
	2017	Change	2016
	(Dollars in thousands)
HSN	$560,529	(3)%	$578,383
Cornerstone	224,906	(6)%	238,382
Total HSNi net sales	$785,435	(4)%	$816,765
HSNi net sales in the first quarter of 2017 decreased 4%, or $31.3 million, due to a 3% decline at HSN and a 6% decline at Cornerstone. Excluding the results of the divestitures and the benefit of the additional day for leap year at HSN from the prior year, HSNi net sales in the first quarter of 2017 decreased 1%, or $11.4 million, compared to the prior year period. Digital sales were flat to prior year while penetration increased 200 basis points to 53.8%. Mobile sales grew 11% and as a percentage of digital sales were 44.7%, up from 40.5% in the prior year. Gross units shipped in the first quarter of 2017 decreased 8% to 13.8 million while the average price point increased 5% to $62.99.
HSN
HSN net sales in the first quarter of 2017 decreased 3%, or $17.9 million. Excluding the benefit of having an additional day for leap year in the first quarter of 2016, HSN's net sales decreased 2%. Digital sales grew 3% and penetration increased 290 basis points to 46.7%. Mobile sales grew 12% and as a percentage of digital sales were 54.0%, up from 49.9% in the prior year. Sales grew in apparel & accessories, kitchen and home, offset by decreases in other categories. Shipping and handling revenues decreased primarily due to an August 2016 reduction in HSN's standard shipping rates and an increase in shipping and handling promotions. The return rate improved 160 basis points from 16.8% to 15.2% primarily due to a shift in sales mix to categories with lower return rates as well as continuing to experience lower than historical return rates in many product categories. Average price point increased 4% to $56.49 driven by changes in product mix. Units shipped decreased 8% to 11.2 million.
Divisional retail product sales mix at HSN is provided in the table below:

	Three Months Ended March 31,
	2017	2016
Jewelry	8.0%	8.6%
Fashion (apparel & accessories)	16.7%	15.6%
Beauty & Health (including beauty, wellness and fitness)	25.5%	26.6%
Home & Other (including home, electronics, kitchen and other)	49.8%	49.2%
Total	100.0%	100.0%

Cornerstone
Cornerstone net sales in the first quarter of 2017 decreased 6%, or $13.5 million. Digital sales decreased 5% while penetration increased 60 basis points to 71.5%. Mobile sales grew 7% and as a percentage of digital sales were 29.6%, up from 26.4% in the prior year. Catalog circulation was 66.1 million, a decrease of 21% compared to prior year. The return rate was 14.0% compared to 13.2% in the prior year. Units shipped decreased 11% and average price point increased 8%. Cornerstone added one retail store during the first quarter of 2017 with a total of 17 stores open as of March 31, 2017 compared to 14 stores as of March 31, 2016. Cornerstone expects to open an additional three retail stores in 2017.

The divestiture of TravelSmith and Chasing Fireflies which occurred in September 2016 impacted the comparability between periods of net sales and of certain sales-related operating metrics. Excluding the divestitures, net sales increased 1%; units shipped increased 2% and average price point increased 2%. Excluding the divestitures, digital sales grew 2% with penetration increasing 120 basis points; mobile sales grew 15% and as a percentage of digital sales increased 330 basis points. Excluding the divestitures, catalog circulation decreased 14% which was largely due to timing and the strategic decision to allocate additional spend towards digital advertising.
The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended March 31,
	2017	2016 (b)
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements) (a)	81.5%	76.7%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith) (a)	18.5%	23.3%
Total	100.0%	100.0%
(a) Classification is based on the brands' primary product category which it sells; however, each brand sells products from other categories to a lesser extent.
(b) The first quarter of 2016 includes the results of Chasing Fireflies and TravelSmith.

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in supply chain functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended March 31,
	2017	Change	2016
	(Dollars in thousands)
Gross profit:
HSN	$191,132	(4)%	$199,285
As a percentage of HSN net sales	34.1%	(40 bps)	34.5%
Cornerstone	$82,005	(9)%	$90,193
As a percentage of Cornerstone net sales	36.5%	(130 bps)	37.8%
HSNi	$273,137	(6)%	$289,478
As a percentage of HSNi net sales	34.8%	(60 bps)	35.4%
bp = basis points

HSN
Gross profit for HSN in the first quarter of March 31, 2017 decreased 4%, or $8.2 million. Gross profit as a percentage of net sales decreased 40 basis points to 34.1% primarily due to a decrease in shipping revenues and higher fulfillment costs, partially offset by an increase in product margins. The increase in fulfillment costs of approximately 40 basis points was primarily associated with the ongoing implementation of HSNi's supply chain optimization initiative which resulted in higher labor costs and operational inefficiencies during the quarter. Product margins were favorably impacted in the first quarter of 2017 by less clearance activity; however, HSN is carrying excess inventories in certain product categories that could create future margin pressure in the form of markdowns.
Cornerstone
Gross profit for Cornerstone in the first quarter of 2017 decreased 9%, or $8.2 million. Gross profit as a percentage of net sales decreased 130 basis points to 36.5%. Excluding the divestitures, gross profit as a percentage of net sales decreased 3% primarily due to a decrease in shipping margins as a result of increased promotional activity in the home brands, partially offset by higher product margins primarily driven by strategic pricing initiatives.

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

	Three Months Ended March 31,
	2017	Change	2016
	(Dollars in thousands)
HSN	$102,432	(3)%	$105,570
As a percentage of HSN net sales	18.3%	-	18.3%
Cornerstone	$64,867	(12)%	$73,591
As a percentage of Cornerstone net sales	28.8%	(210 bps)	30.9%
HSNi	$167,299	(7)%	$179,161
As a percentage of HSNi net sales	21.3%	(60 bps)	21.9%
HSNi's selling and marketing expense in the first quarter of March 31, 2017 was $167.3 million, a decrease of $11.9 million from prior year, and was 21.3% of net sales compared to 21.9% in the prior year.
HSN
HSN's selling and marketing expense in the first quarter of 2017 decreased $3.1 million compared to the prior year and was 18.3% of net sales, consistent with the prior year. The decrease in expense is primarily due to higher advertising and media costs in the prior year related to the expansion of HSN's wholesale business and direct-response television marketing; lower employee-related costs primarily in our sales and customer service center; and a decrease in on-air distribution costs; partially offset by an increase in digital marketing expense.
Cornerstone
Cornerstone's selling and marketing expense in the first quarter of 2017 decreased $8.7 million and was 28.8% of net sales compared to 30.9% in the prior year. Excluding the divestitures, selling and marketing expense was consistent with the prior year; however, in connection with Cornerstone's strategy to focus more on digital marketing, there was a decrease in catalog costs that were offset by increases in expenses related to digital marketing and the additional retail stores.

General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debts; facilities costs; and fees for professional services.

	Three Months Ended March 31,
	2017	Change	2016
	(Dollars in thousands)
HSN	$43,481	17%	$37,068
As a percentage of HSN net sales	7.8%	140 bps	6.4%
Cornerstone	$12,892	—%	$12,895
As a percentage of Cornerstone net sales	5.7%	30 bps	5.4%
HSNi	$56,373	13%	$49,963
As a percentage of HSNi net sales	7.2%	110 bps	6.1%
HSNi’s general and administrative expense in the first quarter of 2017 increased 13%, or $6.4 million, and was 7.2% of net sales compared to 6.1% in the prior year.
HSN
HSN's general and administrative expense in the first quarter of 2017 increased 17%, or $6.4 million, and was 7.8% of net sales compared to 6.4% in the prior year. The increase is primarily due to an increase in employee-related costs, additional consulting costs of $1.6 million incurred from the supply chain optimization implementation and a $1.4 million increase in bad debt expense.
Cornerstone
Cornerstone's general and administrative expense in the first quarter of 2017 was consistent with prior year and was 5.7% of net sales, compared to 5.4% in the prior year. Within general and administrative expense, there was a decrease in expense as a result of the divestitures, offset by an increase in incentive-based employee compensation.
Depreciation and Amortization

	Three Months Ended March 31,
	2017	Change	2016
	(Dollars in thousands)
HSN	$7,707	10%	$7,003
Cornerstone	3,179	(10)%	3,522
HSNi	$10,886	3%	$10,525
As a percentage of HSNi net sales	1.4%	10 bps	1.3%

Depreciation and amortization in the first quarter of 2017 increased 3%, or $0.4 million. The increase in HSN's depreciation expense is primarily related to the assets associated with the supply chain optimization.

Operating Income

	Three Months Ended March 31,
	2017	Change	2016
	(Dollars in thousands)
HSN	$37,512	(24)%	$49,645
As a percentage of HSN net sales	6.7%	(190 bps)	8.6%
Cornerstone	$1,067	479%	$184
As a percentage of Cornerstone net sales	0.5%	40 bps	0.1%
HSNi	$38,579	(23)%	$49,829
As a percentage of HSNi net sales	4.9%	(120 bps)	6.1%
HSNi's operating income in the first quarter of 2017 decreased 23%, or $11.2 million, and was 4.9% of net sales compared to 6.1% in the prior year. The decrease was due to a 4% decrease in net sales and 60 basis point decline in gross profit as a percentage of net sales, partially offset by a $5.1 million decrease in operating expenses.
HSN
HSN's operating income in the first quarter of 2017 decreased 24%, or $12.1 million, and was 6.7% of net sales, compared to 8.6% the prior year. The decrease was due to a 3% decrease in net sales, 40 basis point decline in gross profit as a percentage of net sales and $4 million increase in operating expenses. The supply chain optimization implementation resulted in an additional $4 million in costs which negatively impacted gross profit by $2.4 million and operating expenses by $1.6 million.
Cornerstone
Cornerstone's operating income in the first quarter of 2017 increased $0.9 million to $1.1 million and was 0.5% of net sales compared to 0.1% in the prior year. Excluding TravelSmith and Chasing Fireflies, operating income decreased $3.9 million due to lower performance in the home brands and the absorption of approximately $1 million in fixed costs previously allocated to the divested businesses.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Please refer to Note 4 of the Notes to Consolidated Financial Statements for a discussion of the usefulness of this metric and for the reconciliation of operating income to Adjusted EBITDA for HSNi's operating segments and to HSNi's consolidated net income.

	Three Months Ended March 31,
	2017	Change	2016
	(Dollars in thousands)
HSN	$48,562	(20)%	$60,690
As a percentage of HSN net sales	8.7%	(180 bps)	10.5%
Cornerstone	$5,558	10%	$5,042
As a percentage of Cornerstone net sales	2.5%	40 bps	2.1%
HSNi	$54,120	(18)%	$65,732
As a percentage of HSNi net sales	6.9%	(110 bps)	8.0%
HSNi's Adjusted EBITDA in the first quarter of 2017 decreased 18%, or $11.6 million, and was 6.9% of net sales compared to 8.0% in the prior year. The decrease in Adjusted EBITDA was due a 4% decrease in net sales and 60 basis point decrease in gross profit as a percentage of net sales, partially offset by a $4.7 million decrease in operating expenses (excluding non-cash charges identified in Note 4 to Notes to Consolidated Financial Statements). Operating expenses as a percentage of net sales excluding certain non-cash charges (identified in Note 4 to Notes to Consolidated Financial Statements) were 27.9% compared to 27.4% in the prior year.
HSN
HSN's Adjusted EBITDA in the first quarter of 2017 decreased 20%, or $12.1 million, and was 8.7% of net sales compared to 10.5% in the prior year. Adjusted EBITDA includes approximately $4 million of additional costs related to the supply chain optimization implementation. Operating expenses as a percentage of net sales (excluding non-cash charges identified in Note 4 to Notes to Consolidated Financial Statements) were 25.4% compared to 24.0% in the prior year.
Cornerstone
Cornerstone's Adjusted EBITDA in the first quarter of 2017 increased 10%, or $0.5 million, and was 2.5% of net sales compared to 2.1% in the prior year. Excluding non-cash charges (identified in Note 4 to Notes to Consolidated Financial Statements), operating expenses as a percentage of net sales were 34.0% compared to 35.7% in the prior year.
Excluding TravelSmith and Chasing Fireflies, Adjusted EBITDA decreased $4.1 million and was 2.5% of net sales compared to 4.3% in the prior year.  The decrease was due to lower performance in the home brands and the absorption of approximately $1 million in fixed costs that were previously allocated to the divested businesses. Excluding the divestitures and non-cash charges (identified in Note 4 to Notes to Consolidated Financial Statements), operating expenses as a percentage of net sales were 34.0% compared to 33.6% in the prior year.
Other Income (Expense)

	Three Months Ended March 31,
	2017	Change	2016
	(Dollars in thousands)
Interest income	$213	736%	$25
Interest expense	(4,077)	(2)%	(4,172)
Total other expense, net	$(3,864)	(7)%	$(4,147)
As a percentage of HSNi net sales	0.5%	-	0.5%

Interest expense for the first quarter ended March 31, 2017 was $4.1 million, relatively unchanged from the prior year, due to lower average outstanding debt balances being offset by a higher average interest rate. The interest rate swaps as of March 31, 2017 and 2016 effectively converted $187.5 million of our variable rate term loan to a fixed rate. Beginning in April 2017, the interest rate swaps will effectively convert $250.0 million of our variable rate term loan to a fixed rate. See further discussion in Liquidity and Capital Resources.

Income Tax Provision
For the three months ended March 31, 2017 and March 31, 2016, HSNi recorded a tax provision of $13.5 million and $17.1 million, which represents effective tax rates of 38.8% and 37.4%, respectively. The change in the effective tax rate was primarily due to the adoption of ASU 2016-09 on January 1, 2017 which impacted how the tax effects of share-based awards are recognized. The adoption of ASU 2016-09 introduces a degree of volatility to HSNi's interim and annual effective tax rate. The excess or deficiencies in the tax benefits of share-based compensation are impacted by the value of the Company's shares at the time when awards are vested or exercised.
As a result of the resignation of Mindy Grossman, Chief Executive Officer, effective May 24, 2017, the Company is expecting it could incur additional income tax expense in the third quarter of 2017 related to certain vested equity awards that are out-of-the-money as of May 2, 2017. If these awards expire unexercised, it could result in an effective tax rate for the third quarter of 2017 of up to 46%, resulting in an annual effective tax rate of approximately 39%.
Liquidity and Capital Resources
As of March 31, 2017, HSNi had $48.2 million of cash and cash equivalents compared to $42.7 million as of December 31, 2016 and $46.8 million as of March 31, 2016.
Net cash provided by operating activities for the three months ended March 31, 2017 was $22.3 million compared to $32.5 million in the prior year, a decrease of $10.2 million, which was primarily due to a decrease in operating performance and changes in working capital. Working capital was negatively impacted in 2017 by the timing of accounts payable. Inventories were a higher use of cash due to the inventory growth at Cornerstone as a result of the additional retail stores as well as the timing of inventory receipts. Cash provided by accounts receivables in 2017 increased compared to the prior year due to a higher outstanding accounts receivable balance at the end of 2016 compared to 2015, partially offset by higher utilization and expanded offers of HSN's Flexpay offering in the three months ended March 31, 2017. HSN expects to continue to use its offering of Flexpay, when appropriate, as a tool to drive profitable revenue growth.
Net cash used in investing activities for the three months ended March 31, 2017 was $10.7 million and was related to capital expenditures primarily for investments in Cornerstone's retail store expansion, information technology, and infrastructure.
Net cash used in financing activities for the three months ended March 31, 2017 was $6.2 million. Borrowings of HSNi's long-term debt net of repayments during the current quarter, including for the term loan and revolving credit facility, were $13.8 million. HSNi paid quarterly cash dividends of $0.35 per share, representing an aggregate payment of $18.3 million.

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated Credit Agreement. The Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. As of March 31, 2017, total debt of $528.8 million was outstanding.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of March 31, 2017 with a leverage ratio of 1.9x and an interest coverage ratio of 20.0x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. The Credit Agreement also contains provisions that limit the ability of HSNi to make Restricted Payments, defined as cash dividends, distribution of other property, repurchase of the Company’s common stock, prepayment or redemption of debt, etc., however, so long as the Company’s leverage ratio is below 3.00x after giving pro forma effect to any proposed Restricted Payments, the amount of such Restricted Payments are not limited. In the event the Company’s leverage ratio is equal to or greater than 3.00x or after giving pro forma effect to any proposed Restricted Payments, then such Restricted Payments are limited to $150 million in any such fiscal year. The current quarter cash dividend of $0.35 per share, or approximately $1.40 on an annualized basis, represents a Restricted Payment of approximately $18.3 million.  Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

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

The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $7.2 million million as of March 31, 2017. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of March 31, 2017, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $472.6 million.
To reduce our future exposure to rising interest rates under our credit facility, we entered into interest rate swaps that effectively converted $187.5 million of our variable rate term loan to a fixed-rate of 0.8525% through April 2017, and then increased to $250.0 million through January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of March 31, 2017, the all-in fixed rate was 2.3525%. For additional information related to our interest rate swap, refer to Note 7 of Notes to Consolidated Financial Statements.
Effective January 27, 2015, HSNi's Board of Directors authorized a 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the three months ended March 31, 2017, there were no shares repurchased. As of March 31, 2017, approximately 2.7 million shares remain authorized for repurchase under the program.
HSNi anticipates it will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2017 are expected to be approximately $55 million to $60 million and primarily relate to investments in information technology, approximately $12 million for Cornerstone's retail expansion; our distribution centers, including our warehouse automation project; and digital commerce. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.
In the second quarter of 2017, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. The dividend will be paid on June 21, 2017 to HSNi's record holders as of June 7, 2017.

Seasonality
HSNi is affected by seasonality, although historically our business has exhibited less seasonality than many other retail businesses. Our sales levels are generally higher in the fourth quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a description of HSNi's market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in HSNi's Annual Report on Form 10-K for the year ended December 31, 2016. No material changes have occurred in HSNi's market risks since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of March 31, 2017. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Part I. Item 1A., “Risk Factors,” of HSNi's Annual Report on Form 10-K for the year ended December 31, 2016, for a detailed discussion of the risk factors affecting HSNi. There have been no material changes from the risk factors described in the annual report other than as set forth below.
We are undergoing a chief executive officer transition, which could cause disruption to our business, and our failure to appoint a new chief executive officer with the required level of experience and expertise in a timely manner could have an adverse impact on our operations and business strategy.

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
As of March 31, 2017, there were 2,695,579 shares available for repurchase. During the first quarter of 2017, there were no repurchases.

Refer to Note 6 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis- Liquidity and Capital Resources for a discussion of restrictions on the payment of dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

10.1	HSN, Inc. Employee Stock Purchase Plan, as Amended August 20, 2012	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016, (iii) Consolidated Balance Sheets as of March 31, 2017, December 31, 2016 and March 31, 2016, (iv) Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2017 and Year Ended December 31, 2016, (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 3, 2017	By:	/S/ Rod Little
Rod Little Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)