Form 10-Q
period 2017-06-30
HSN, Inc.
filed 2017-08-03
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2017, the registrant had 52,387,668 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$821,361	$854,308	$1,606,796	$1,671,074
Cost of sales	524,988	542,484	1,037,286	1,069,772
Gross profit	296,373	311,824	569,510	601,302
Operating expenses:
Selling and marketing	176,760	188,056	344,058	367,217
General and administrative	47,656	46,453	104,029	96,415
Depreciation and amortization	11,037	10,701	21,923	21,227
Asset impairment	—	20,400	—	20,400
Transaction costs	5,339	—	5,339	—
Total operating expenses	240,792	265,610	475,349	505,259
Operating income	55,581	46,214	94,161	96,043
Other income (expense):
Interest income	213	245	426	97
Interest expense	(4,057)	(4,085)	(8,135)	(8,084)
Total other expense, net	(3,844)	(3,840)	(7,709)	(7,987)
Income before income taxes	51,737	42,374	86,452	88,056
Income tax provision	(18,963)	(15,929)	(32,431)	(33,026)
Net income	$32,774	$26,445	$54,021	$55,030

Net income per share:
Basic	$0.62	$0.50	$1.03	$1.05
Diluted	$0.62	$0.50	$1.02	$1.04
Shares used in computing earnings per share:
Basic	52,495	52,394	52,464	52,386
Diluted	52,775	52,941	52,798	52,930
Dividends declared per share	$0.35	$0.35	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$32,774	$26,445	$54,021	$55,030
Other comprehensive loss:
Change in fair value of derivative instrument, net of tax	(387)	(1,238)	(60)	(1,487)
Other comprehensive loss, net of tax	(387)	(1,238)	(60)	(1,487)
Comprehensive income	$32,387	$25,207	$53,961	$53,543

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,	June 30,
	2017	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$32,260	$42,734	$54,756
Accounts receivable, net of allowance of $15,854, $19,086 and $17,197, respectively	221,975	335,005	208,380
Inventories	415,398	391,106	416,034
Prepaid expenses and other current assets	46,141	44,173	74,131
Total current assets	715,774	813,018	753,301
Property and equipment, net	210,600	211,106	205,492
Intangible assets, net	253,631	253,623	253,622
Goodwill	9,858	9,858	9,858
Other non-current assets	16,981	16,928	13,938
TOTAL ASSETS	$1,206,844	$1,304,533	$1,236,211
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$221,120	$293,816	$226,806
Current maturities of long-term debt	31,250	25,000	25,000
Accrued expenses and other current liabilities	202,825	225,265	183,400
Total current liabilities	455,195	544,081	435,206
Long-term debt, less current maturities and net of unamortized deferred financing costs	451,989	484,878	578,493
Deferred income taxes	60,090	59,760	38,900
Other long-term liabilities	24,457	20,328	21,754
Total liabilities	991,731	1,109,047	1,074,353
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,415,824, 52,239,795 and 52,266,366 issued shares June 30, 2017, December 31, 2016 and June 30, 2016, respectively	524	522	523
Additional paid-in capital	979,352	1,013,688	1,047,539
Accumulated deficit	(766,923)	(820,944)	(884,622)
Accumulated other comprehensive income (loss)	2,160	2,220	(1,582)
Total shareholders’ equity	215,113	195,486	161,858
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,206,844	$1,304,533	$1,236,211

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	—	$—	52,378	$524	$1,085,785	$(939,652)	$(95)	$146,562
Net income	—	—	—	—	—	118,708	—	118,708
Other comprehensive income	—	—	—	—	—	—	2,315	2,315
Stock-based compensation expense for equity awards	—	—	—	—	19,233	—	—	19,233
Cash dividends declared on common stock	—	—	—	—	(73,151)	—	—	(73,151)
Issuance of common stock from stock-based compensation awards, including tax effect of $658	—	—	219	2	(1,616)	—	—	(1,614)
Repurchases of common stock	—	—	(357)	(4)	(16,563)	—	—	(16,567)
Balance as of December 31, 2016	—	—	52,240	522	1,013,688	(820,944)	2,220	195,486
Net income	—	—	—	—	—	54,021	—	54,021
Other comprehensive loss	—	—	—	—	—	—	(60)	(60)
Stock-based compensation expense for equity awards	—	—	—	—	3,607	—	—	3,607
Cash dividends declared on common stock	—	—	—	—	(36,664)	—	—	(36,664)
Issuance of common stock from stock-based compensation awards	—	—	176	2	(1,279)	—	—	(1,277)
Balance as of June 30, 2017	—	$—	52,416	$524	$979,352	$(766,923)	$2,160	$215,113

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$54,021	$55,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,923	21,227
Stock-based compensation expense	3,607	10,460
Asset impairment	—	20,400
Amortization of debt issuance costs	861	885
Deferred income taxes	388	(4,705)
Bad debt expense	12,421	9,355
Other	130	(30)
Changes in current assets and liabilities:
Accounts receivable	100,609	88,421
Inventories	(24,291)	(11,576)
Prepaid expenses and other assets	(1,002)	(20,291)
Accounts payable, accrued expenses and other current liabilities	(90,258)	(80,997)
Net cash provided by operating activities	78,409	88,179
Cash flows from investing activities:
Capital expenditures	(22,647)	(17,688)
Other	(794)	(1,652)
Net cash used in investing activities	(23,441)	(19,340)
Cash flows from financing activities:
Repayments of term loan	(12,500)	(12,500)
Borrowings under revolving credit facility	125,000	117,000
Repayments of revolving credit facility	(140,000)	(135,000)
Repurchase of common stock	—	(10,180)
Cash dividends paid	(36,664)	(36,600)
Proceeds from issuance of common stock	856	1,170
Payments of tax withholdings related to stock-based awards	(2,134)	(1,899)
Net cash used in financing activities	(65,442)	(78,009)
Net decrease in cash and cash equivalents	(10,474)	(9,170)
Cash and cash equivalents at beginning of period	42,734	63,926
Cash and cash equivalents at end of period	$32,260	$54,756

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Frontgate, Garnet Hill, Grandin Road and Improvements; (iii) websites, which consist primarily of HSN.com, the five branded websites operated by Cornerstone and joymangano.com; (iv) mobile applications; (v) retail and outlet stores; and (vi) wholesale distribution of certain proprietary products to other retailers. HSNi’s television home shopping business, related digital sales, outlet stores and wholesale distribution are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.” Chasing Fireflies and TravelSmith, two of the apparel brands in the Cornerstone portfolio, were sold in September 2016. See Note 14 for further discussion.
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
On July 6, 2017, HSNi and Liberty Interactive Corporation ("Liberty") jointly announced that they had entered into an agreement whereby Liberty will acquire the approximately 62% of HSNi it does not already own in an all-stock transaction ("Liberty Merger Agreement").  For additional information on the Liberty Merger Agreement, see Note 15 of these Notes to Consolidated Financial Statements.
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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) ("ASU 2016-09"). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits and deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The effective date for the standard is for interim and annual reporting periods beginning after December 15, 2016. HSNi adopted ASU 2016-09 on January 1, 2017. Amendments related to accounting for excess tax benefits and deficiencies have been adopted prospectively resulting in the recognition of $0.4 million of tax expense within HSNi's consolidated statements of earnings rather than as a reduction to additional paid in capital for the six months ended June 30, 2017. Also, excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows in the statement of cash flows.  This change has been applied retrospectively in accordance with ASU 2016-09 and prior period amounts which are considered immaterial have been reclassified.  We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows; therefore there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by previous guidance.  HSNi has elected to continue estimating forfeitures under the previous guidance.

Accounting Standard Updates Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. Additionally, ASU 2014-09 will disallow the capitalization of direct-response advertising costs. This standard will become effective for HSNi in the first quarter of 2018.

In 2015, HSNi established an implementation team ("team") to assess the overall impact the adoption of ASU 2014-09 will have on its consolidated financial statements, processes, systems and controls. The team is in the process of finalizing its conclusions and assessing the impact of the standard. Based on its current evaluation, HSNi expects certain changes to be made to its accounting policies, including the timing of recognition of Cornerstone's catalog production and distribution costs and the presentation of estimated merchandise returns as both an asset (equal to the inventory value expected to be returned) and a corresponding return liability, compared to the current practice of recording an estimated net return liability. HSNi will adopt ASU 2014-09 on January 1, 2018. HSNi is still evaluating the transition method and disclosure requirements.

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

NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	June 30,	December 31,	June 30,
	2017	2016	2016
Capitalized software	$268,032	$252,741	$238,511
Computer and broadcast equipment	86,214	91,119	93,066
Buildings and leasehold improvements	118,792	113,731	109,640
Furniture and other equipment	131,133	124,518	97,913
Projects in progress	21,784	27,666	56,860
Land and land improvements	10,593	10,584	10,635
	636,548	620,359	606,625
Less: accumulated depreciation and amortization	(425,948)	(409,253)	(401,133)
Total property and equipment, net	$210,600	$211,106	$205,492

NOTE 4—SEGMENT INFORMATION
HSNi presents its operating segments and related financial information in a manner consistent with how the chief operating decision maker and executive management view the businesses, how the businesses are organized as to segment management, and the focus of the businesses with regards to the types of products or services offered and/or the target market. HSNi has two reportable segments, HSN and Cornerstone. The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies included in HSNi's Annual Report on Form 10-K for the year ended December 31, 2016. Corporate overhead expenses, including compensation for corporate employees, board of director expenses and fees for third-party accounting, legal and advisory services, are allocated to the segments based upon specific usage or other reasonable allocation methods. Intercompany accounts and transactions have been eliminated in consolidation.
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

The following tables reconcile HSNi’s consolidated net income to operating income for HSNi's operating segments and Adjusted EBITDA (in thousands):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Net income			$32,774			$26,445
Income tax provision			18,963			15,929
Income before income taxes			51,737			42,374
Total other expense, net			3,844			3,840
Operating income (loss)	$39,210	$16,371	55,581	$55,138	$(8,924)	46,214
Non-cash charges:
Stock-based compensation expense (a)	(677)	(419)	(1,096)	3,867	1,217	5,084
Depreciation and amortization	7,816	3,221	11,037	7,275	3,426	10,701
Asset impairment (b)	—	—	—	—	20,400	20,400
Loss on disposition of fixed assets	432	92	524	—	2	2
Transaction costs (c)	3,737	1,602	5,339	—	—	—
Adjusted EBITDA	$50,518	$20,867	$71,385	$66,280	$16,121	$82,401

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Net income			$54,021			$55,030
Income tax provision			32,431			33,026
Income before income taxes			86,452			88,056
Total other expense, net			7,709			7,987
Operating income (loss)	$76,723	$17,438	94,161	$104,783	$(8,740)	96,043
Non-cash charges:
Stock-based compensation expense (a)	2,715	892	3,607	7,906	2,554	10,460
Depreciation and amortization	15,523	6,400	21,923	14,278	6,949	21,227
Asset impairment (b)	—	—	—	—	20,400	20,400
Loss on disposition of fixed assets	382	92	474	4	—	4
Transaction costs (c)	3,737	1,602	5,339	—	—	—
Adjusted EBITDA	$99,080	$26,424	$125,504	$126,971	$21,163	$148,134

(a) In the second quarter of 2017, HSNi reversed stock-based compensation expense of approximately $4.5 million (which was allocated to HSN and CBI at $3.4 million and $1.1 million, respectively) as a result of the former Chief Executive Officer's resignation.

(b) In the second quarter of 2016, Cornerstone recorded a non-cash impairment charge of $20.4 million associated with TravelSmith and Chasing Fireflies, two brands held for sale as of June 30, 2016 and sold on September 8, 2016. See Note 14 for further information.

(c) HSNi incurred approximately $5.3 million in transactions costs related to the Liberty Merger Agreement in the second quarter of 2017.

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales:
HSN	$532,151	$557,163	$1,092,680	$1,135,547
Cornerstone	289,210	297,145	514,116	535,527
Total	$821,361	$854,308	$1,606,796	$1,671,074

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$32,774	$26,445	$54,021	$55,030

Weighted average number of shares outstanding:
Basic	52,495	52,394	52,464	52,386
Dilutive effect of stock-based compensation awards	280	547	334	544
Diluted	52,775	52,941	52,798	52,930

Net income per share:
Basic	$0.62	$0.50	$1.03	$1.05
Diluted	$0.62	$0.50	$1.02	$1.04

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	3,755	1,849	3,784	1,884

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	June 30,	December 31,	June 30,
	2017	2016	2016
Secured credit agreement expiring January 27, 2020:
Term loan	$462,500	$475,000	$487,500
Revolving credit facility	25,000	40,000	122,000
Long-term debt	487,500	515,000	609,500
Unamortized deferred financing costs	(4,261)	(5,122)	(6,007)
Long-term debt, net of unamortized deferred financing costs	483,239	509,878	603,493
Less: current maturities	(31,250)	(25,000)	(25,000)
Long-term debt, less current maturities and net of unamortized deferred financing costs	$451,989	$484,878	$578,493

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x (both as defined in the Credit Agreement). HSNi was in compliance with all such covenants as of June 30, 2017 with a leverage ratio of 1.8x and an interest coverage ratio of 18.9x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate plus a predetermined margin which is determined by HSNi's leverage ratio. The interest rate on the $487.5 million outstanding long-term debt balance as of June 30, 2017 was 3.40%.  HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $8.2 million as of June 30, 2017. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of June 30, 2017, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $474.2 million.

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

The interest rate swaps effectively converted $187.5 million of our variable rate term loan to a fixed rate of 0.8525% through April 2017, and then increased to $250.0 million in April 2017 with a maturity date in January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of June 30, 2017, the all-in fixed rate was 2.3525%. The changes in fair value of the interest rate swaps (inclusive of reclassifications to net income and net of tax) for the three months ended June 30, 2017 and 2016 were losses of approximately $0.4 million and $1.2 million, respectively, and were included in other comprehensive income (loss). The changes in fair value of the interest rate swaps (inclusive of reclassifications to net income and net of tax) for the six months ended June 30, 2017 and 2016 were losses of approximately $0.1 million and $1.5 million, respectively, and were included in other comprehensive income (loss).

The fair values of the interest rate swaps at June 30, 2017 and December 31, 2016 were assets of $3.5 million and $3.6 million, respectively, and were recorded in "Other non-current assets." The fair value of the interest rate swaps at June 30, 2016 was a liability of $2.5 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets. HSNi estimates that approximately $0.8 million of unrealized income included in accumulated other comprehensive income related to these swaps will be realized and reported in earnings within the next twelve months. See Note 8 for discussion of the fair value measurements concerning these interest rate swaps.

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

The following table summarizes the fair value of HSNi's financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	June 30, 2017
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$3,458	$—	$3,458	$—

	December 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$3,577	$—	$3,577	$—

	June 30, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$2,528	$—	$2,528	$—
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
For the three and six months ended June 30, 2017, HSNi recorded a tax provision of $19.0 million and $32.4 million, respectively, which represents effective tax rates of 36.7% and 37.5%. For the three and six months ended June 30, 2016, HSNi recorded a tax provision of $15.9 million and $33.0 million, respectively, which represents effective tax rates of 37.6% and 37.5%.
The Internal Revenue Service ("IRS") has concluded its examination of HSNi's consolidated federal income tax return for the year ended December 31, 2010 and its limited scope examination of HSNi's consolidated federal income tax return for the year ended December 31, 2011. No material adjustments resulted from these IRS examinations. The State of Florida has completed its audit of HSNi’s 2013 through 2015 tax returns. There was no adjustment to our tax liabilities as a result of this examination.
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

NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selling and marketing	$1,576	$1,702	$3,164	$3,510
General and administrative (a)	(2,672)	3,382	443	6,950
Stock-based compensation expense before income taxes	(1,096)	5,084	3,607	10,460
Income tax benefit (expense)	95	(1,765)	(1,145)	(3,641)
Stock-based compensation expense after income taxes	$(1,001)	$3,319	$2,462	$6,819
(a) The second quarter of 2017 includes a reversal of approximately $4.5 million of expense related to the forfeiture of unvested awards as a result of HSNi's former Chief Executive Officer's resignation.

As of June 30, 2017, there was approximately $27.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.2 years.
The shareholders of HSNi approved the HSN, Inc. 2017 Omnibus Incentive Plan (the "Plan") effective May 24, 2017. The purpose of this Plan is to give HSNi a competitive advantage in attracting, retaining and motivating officers, employees, directors and/or consultants and to provide HSNi with a stock and incentive plan. The Plan authorizes the issuance of 10.1 million newly authorized shares. As of June 30, 2017, there were approximately 9.3 million shares of common stock available for grants under the Plan. The Plan also authorized approximately 5.5 million unissued shares subject to outstanding awards granted prior to December 31, 2016 under the Second Amended and Restated 2008 Stock and Annual Incentive Plan which may become available for issuance under the 2017 Plan if such awards terminate by expiration, cancellation or otherwise.
A summary of the stock-based awards granted during the six months ended June 30, 2017 is as follows:

	Six Months Ended June 30, 2017
	Number of Awards Granted	Weighted Average per Share Fair Value
Maximum value stock appreciation rights (a)	1,144,049	$6.36
Restricted stock units	349,144	$37.45
Performance share units (b)	96,439	$57.36
Employee stock purchase plan options	31,729	$8.63
Dividend equivalents due to quarterly dividend	15,119	-
(a) Maximum value SARs are similar to traditional SARs, except these instruments contain a predetermined cap of 200% on the maximum earnings potential a recipient can expect to receive upon exercise.
(b) Performance share units ("PSUs") have vesting percentages that between 0% and 200% of the target award based on HSNi's Total Shareholder Return relative to a peer group at the end of the three-year performance period. The compensation expense for these PSUs is based on the fair value of the awards measured at the grant date and is expensed ratably over the vesting term. PSUs are reflected at the target number of awards granted.

The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan are estimated on the grant date using the Black-Scholes option pricing model. The fair values of the maximum value stock appreciation rights and PSUs are estimated on the grant date using a Monte-Carlo simulation pricing model which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The weighted average assumptions used in the valuation of each for the six months ended June 30, 2017 are as follows:

	Six Months Ended June 30, 2017
	Maximum Value Stock Appreciation Rights	Employee Stock Purchase Plan Options	Performance Share Units
Volatility factor	27.4%	38.7%	30.0%
Risk-free interest rate	1.79%	0.65%	1.40%
Expected term	4.7	0.5	2.9
Dividend yield	3.6%	4.1%	0.0%

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
Effective January 27, 2015, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase up to 4 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the six months ended June 30, 2017, there were no share repurchases. During the six months ended June 30, 2016, HSNi acquired approximately 232,000 shares of its outstanding common stock for $11.1 million at an average price of $47.92. All shares were retired immediately following purchase. As of June 30, 2017, approximately 2.7 million shares remain authorized for repurchase under the program. As a result of the pending merger contemplated by the Liberty Merger Agreement, HSNi has agreed not to make additional repurchases. For additional information of the Liberty Merger Agreement, see Note 15 of these Notes to Consolidated Financial Statements.
Dividend Policy
In the second quarter of 2017, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share resulting in a payment of $18.3 million on June 21, 2017 to HSNi's shareholders of record as of June 7, 2017.
In the third quarter of 2017, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid on September 22, 2017 to HSNi's shareholders of record as of September 6, 2017.
Under the terms of the Liberty Merger Agreement, HSNi may continue to pay regular dividends on a quarterly basis not to exceed $0.35 per share provided that such dividends may not be paid using funds borrowed specifically for that purpose. For additional information on the Liberty Merger Agreement, refer to Note 15 of these Notes to Consolidated Financial Statements.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) (in thousands):

	Six Months Ended June 30,
	2017	2016
Accumulated other comprehensive income (loss) as of January 1,	$2,220	$(95)
Other comprehensive loss before reclassifications	(857)	(2,775)
Amounts reclassified from accumulated other comprehensive income to interest expense in the consolidated statements of operations	739	395
Income tax benefit	58	893
Other comprehensive loss, net of tax	(60)	(1,487)
Accumulated other comprehensive income (loss) as of June 30,	$2,160	$(1,582)

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

A summary of HSNi’s liability associated with exit activities, which is recorded in “Other long-term liabilities" as of June 30, 2017 and "Accrued expenses and other current liabilities" as of June 30, 2016 in the accompanying consolidated balance sheets, are presented in the following table (in thousands):

	Employee Related Costs
	2017	2016
Balance at January 1	$3,100	$3,221
Provisions	—	—
Payments	(63)	(10)
Adjustments	—	—
Balance at June 30	$3,037	$3,211

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
The assets and liabilities of the two brands were classified as held for sale as of June 30, 2016 which resulted in a non-cash asset impairment charge of $20.4 million recorded in the second quarter of 2016 within the Cornerstone segment. During the third and fourth quarters of 2016, Cornerstone recorded an additional pre-tax loss on sale of $10.8 million. The transaction included cash charges of approximately $3.5 million related to transactions costs and employee and lease liabilities.
HSNi entered into a transition services agreement with the buyer to provide fulfillment and various back office support services through February 2017. Fees earned by HSNi under this transition services agreement of approximately $0.9 million were recorded in the first quarter of 2017 and were included in net sales in the consolidated statements of operations.

HSNi determined the sale of these businesses would not represent a strategic shift in its business nor would it have a major effect on its consolidated results of operations, financial position or cash flows. Accordingly, the disposal group is not presented in the consolidated financial statements as a discontinued operation.

NOTE 15—SUBSEQUENT EVENT

On July 6, 2017, HSNi and Liberty Interactive Corporation ("Liberty") jointly announced that they had entered into an agreement whereby Liberty will acquire the approximately 62% of HSNi it does not already own in an all-stock transaction ("Liberty Merger Agreement").  At the closing of the merger contemplated by the Liberty Merger Agreement, Liberty will issue to HSNi shareholders 1.65 shares of Series A QVC Group common stock for each share of HSNi common stock outstanding (other than shares held by Liberty and its wholly-owned subsidiaries), for a total of approximately 53.4 million shares of Series A QVC Group common stock, resulting in former HSNi shareholders, excluding Liberty and its wholly-owned subsidiaries, owning approximately 10.6% of the QVC Group's undiluted equity and 6.9% of the QVC Group’s undiluted voting power, based on information provided by Liberty regarding the number of shares outstanding as of April 30, 2017. Upon closing, the Liberty Board of Directors will be expanded by one to include one director from the HSNi Board of Directors; this director will be selected by Liberty.

The transaction is subject to HSNi shareholder approval, regulatory approvals and the satisfaction of other customary closing conditions. The parties currently expect the transaction to close in the fourth quarter of 2017.

As a result of the pending merger with Liberty, the Board of Directors of HSNi has suspended its search for a successor Chief Executive Officer.

Shareholder Rights Plan Amendment

On July 5, 2017, in connection with the transactions contemplated by the Liberty Merger Agreement, HSNi amended its shareholder rights plan. The amendment provides, among other things, that the announcement of the pending merger with Liberty and the related Liberty Merger Agreement will not cause the rights to become exercisable.  The rights will expire and the shareholders rights plan will terminate immediately prior to the consummation of the pending merger with Liberty.

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

•	changes in product shipping and handling costs particularly if we are unable to offset them;

•	changes in consumer expectations for reduced shipping charges and faster delivery times particularly if we are unable to meet them;

•	HSNi’s business prospects and strategy, including whether HSNi’s initiatives will be effective;

•	our ability to offer new or innovative products and services through various platforms in a cost effective manner and consumer acceptance of these products and services;

•	risks associated with litigation, audits, claims and assessments;

•	risks associated with acquisitions including the ability to successfully integrate new businesses and achieve expected benefits and results;

•	the loss of any additional key member of our senior management team;

•	failure to complete the Liberty Merger could negatively impact the price of shares of HSNi common stock, as well as HSNi’s respective future businesses and financial results;

•
the various uncertainties and contractual restrictions while the Liberty Merger is pending may cause disruption and may make it more difficult to maintain relationships with employees, vendor partners and customers;

•	HSNi will incur significant transaction and related costs in connection with the Liberty Merger, which may be in excess of those anticipated by HSNi;

•	the Liberty Merger Agreement limits HSNi’s ability to pursue alternatives to the Liberty Merger;

•
the Liberty Merger Agreement may be terminated in accordance with its terms and the Liberty Merger may be delayed or not be completed, reducing or eliminating the benefits that HSNi expects to achieve;

•	even if HSNi and Liberty complete the Liberty Merger, the combined company may fail to realize all of the anticipated benefits of the proposed Liberty Merger;

•	HSNi stockholders will have a reduced ownership and voting interest in the combined company after the Liberty Merger and will exercise less influence over management;

•	because the market price of Liberty’s Series A QVC Group common stock may fluctuate, you cannot be sure of the value of the Liberty Merger consideration that you may receive;

•
Liberty’s Series A QVC Group common stock is a tracking stock that tracks the assets and liabilities attributed to Liberty’s QVC Group tracking stock group, and Liberty’s board of directors’ ability to reattribute businesses, assets and expenses between Liberty’s two tracking stock groups may make it difficult to assess the future prospects of Liberty’s Series A QVC Group common stock based on its past performance; and

•	the integration of HSNi into Liberty’s QVC Group may not be as successful as anticipated.

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
Results of Operations
Overview of Results
HSNi’s net sales in the first half of 2017 decreased 4% to $1,606.8 million. Net sales at HSN decreased 4% to $1,092.7 million and Cornerstone’s net sales decreased 4% to $514.1 million. The prior year included the net sales from TravelSmith and Chasing Fireflies, two Cornerstone brands that were divested in September 2016, and the benefit of an additional day for leap year within the HSN segment. Excluding these effects, HSNi's net sales decreased 2%; HSN's net sales decreased 3%; and Cornerstone's net sales increased 2%. Both segments were impacted by a challenging and highly competitive retail environment. We also continued to experience increased pressure on shipping and handling revenues in both the HSN and Cornerstone segments, a trend we expect to continue through 2017.
Digital commerce remains an essential part of our strategy to optimize the content of all our brands across multiple distributed commerce platforms. HSNi digital sales penetration represented 54% of our business in the first half of 2017. Sales from mobile devices, including smart phones and tablets, grew 10% and represent 24% of our total business. We will continue to invest in digital technologies to enable us to offer a highly personalized and engaging experience based on customer profile, preferences and usage.
In September 2016, HSNi completed the divestiture of two of the under-performing apparel brands within the Cornerstone portfolio, TravelSmith and Chasing Fireflies, allowing us to exclusively focus on improving the performance of our strategic brands. The results of TravelSmith and Chasing Fireflies are included in the results of HSNi and Cornerstone through the date of the divestiture.
As part of our distributed commerce strategies, we continued to invest in Cornerstone's experiential retail stores in key markets to expand consumer touch points with our brands. We have seen increased demand and higher lifetime-value customers in the regions where our retail stores are located. During the first half of 2017, we opened one new Ballard Designs retail store and have plans to open one Frontgate and two additional Ballard Designs retail stores in 2017.
HSNi continued the implementation of its supply chain optimization ("SCO") initiative which includes the automation and consolidation of certain HSNi distribution centers. HSN began phasing in its expanded automation capabilities in its Piney Flats, Tennessee distribution center in the third quarter of 2016.  HSN incurred additional costs of approximately $6.9 million in the first half of 2017 related to the implementation in the form of increased labor, operational inefficiencies and increased consulting costs. These costs negatively impacted gross profit by $4.0 million and operating expenses by $2.9 million. We expect that approximately $3 million of additional related charges will be incurred in 2017, with approximately half impacting gross profit.  Upon the project's completion, we expect to realize financial and operational benefits of the SCO initiative in the form of increased labor efficiencies, more efficient space utilization, lower transportation costs and faster customer deliveries.
As part of the SCO initiative, HSN will be closing its Roanoke, Virginia distribution center which is expected to occur in 2018. HSNi expects to incur approximately $4 million to $5 million in total charges related to the closure of the Virginia facility. These charges include approximately $3 million to $4 million in employee-related expenses, including severance payments and retention incentives, $3.2 million of which were recognized in fiscal 2015. See Note 13 of Notes to Consolidated Financial Statements for further discussion of the planned closure of the Roanoke, Virginia distribution center.
HSNi's net income in the first half of 2017 decreased 2% to $54.0 million. The decrease in net income was primarily due to gross profit compression as a result of the lower sales, heightened shipping and handling promotional activity and the additional costs incurred related to the SCO implementation. The decrease was partially offset by lower operating expenses associated with the divested businesses as well as the non-cash asset impairment charge of $20.4 million, or $12.8 million net of tax, recorded in the prior year related to the divestitures.

On April 26, 2017, HSNi announced the resignation of its Chief Executive Officer (the "CEO"), effective May 24, 2017. The Board established an Office of the Chief Executive consisting of the Chief Financial Officer, President of HSN & Chief Marketing Officer, and the President of CBI & Chief Operating Officer to oversee the Company's day-to-day operations with the Chief Financial Officer serving as the Company's principal executive officer. During the second quarter of 2017, HSNi reversed approximately $4.5 million of stock-based compensation expense recognized in prior periods related to the forfeiture of the former CEO's unvested awards.
On July 6, 2017, HSNi and Liberty Interactive Corporation ("Liberty") jointly announced that they had entered into an agreement whereby Liberty will acquire the approximately 62% of HSNi it does not already own in an all-stock transaction ("Liberty Merger Agreement").  The transaction is subject to HSNi shareholder approval, regulatory approvals and the satisfaction of other customary closing conditions. The parties currently expect the transaction to close in the fourth quarter of 2017. For additional information on the pending merger, see Note 15 of Notes to Consolidated Financial Statements.
As a result of the pending merger with Liberty, the Board of Directors of HSNi has suspended its search for a successor Chief Executive Officer.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$532,151	(4)%	$557,163	$1,092,680	(4)%	$1,135,547
Cornerstone	289,210	(3)%	297,145	514,116	(4)%	535,527
Total HSNi net sales	$821,361	(4)%	$854,308	$1,606,796	(4)%	$1,671,074
HSNi net sales in the second quarter of 2017 decreased 4%, or $32.9 million, due to a 4% sales decline at HSN and an 3% decline at Cornerstone. Excluding the results of TravelSmith and Chasing Fireflies which were divested in the third quarter of 2016, HSNi net sales decreased 2%, or $16.8 million, in the second quarter of 2017 compared to the prior year. Digital sales penetration increased 210 basis points to 54.7%. Digital sales were flat compared to the prior year; however, excluding the divestitures, digital sales increased 3%. Mobile sales grew 10% and as a percentage of digital sales were 44.0%, up from 40.0% in the prior year. Gross units shipped in the second quarter of 2017 were flat to prior year at 14.2 million and the average price point decreased 4% to $63.60.
HSNi net sales in the six months ended June 30, 2017 decreased 4%, or $64.3 million, due to a 4% decline at HSN and a 4% decline at Cornerstone. Excluding the results of the divestitures and the benefit of the additional day for leap year at HSN from the prior year, HSNi net sales in the six months ended June 30, 2017 decreased 2%, or $28.2 million, compared to the prior year period. Digital sales penetration increased 210 basis points to 54.3%. Digital sales were flat compared to the prior year; however, excluding the divestitures, digital sales increased 3%. Mobile sales grew 10% and as a percentage of digital sales were 44.3%, up from 40.2% in the prior year. Gross units shipped in the six months ended June 30, 2017 decreased 4% to 28.0 million while the average price point was relatively unchanged at $63.30.
HSN
HSN net sales in the second quarter of 2017 decreased 4%, or $25.0 million. Sales grew in wellness and home, offset by decreases in electronics, beauty and jewelry.  Shipping and handling revenues decreased primarily due to a reduction in HSN's standard shipping rates which became effective in August 2016 and an increase in shipping and handling promotions. The 12-month active customer file decreased 5.5%. Digital sales grew 2% with penetration increasing 280 basis points to 46.4%. The return rate improved 160 basis points from 17.4% to 15.8% primarily due to a shift in sales mix to categories with lower return rates as well as a downward trend in many product categories. Units shipped increased 2% to 11.4 million and average price point decreased 7% to $53.05 largely due changes in product mix.

HSN net sales in the six months ended June 30, 2017 decreased 4%, or $42.9 million. Excluding the benefit of having an additional day for leap year in the first quarter of 2016, HSN's net sales decreased 3%. Digital sales grew 2% and penetration increased 290 basis points to 46.6%. Mobile sales grew 10% and as a percentage of digital sales were 54.9%, up from 50.9% in the prior year. Sales grew in home, apparel & accessories and wellness, offset by decreases in electronics, beauty and jewelry. Shipping and handling revenues decreased primarily due to an August 2016 reduction in HSN's standard shipping rates and an increase in shipping and handling promotions. The return rate improved 160 basis points from 17.1% to 15.5% primarily due to a shift in sales mix to categories with lower return rates as well as continuing to experience lower than historical return rates in many product categories. Average price point decreased 2% to $54.75 driven by changes in product mix. Units shipped decreased 3% to 22.6 million.
Divisional retail product sales mix at HSN is provided in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Jewelry	8.8%	9.2%	8.4%	8.9%
Fashion (apparel & accessories)	19.3%	18.6%	18.2%	17.3%
Beauty & Health (including beauty, wellness and fitness)	23.0%	22.9%	23.2%	23.9%
Home & Other (including home, electronics, kitchen and other)	48.9%	49.3%	50.2%	49.9%
Total	100.0%	100.0%	100.0%	100.0%

Cornerstone
Cornerstone net sales in the second quarter of 2017 decreased 3%, or $7.9 million. Sales increased at Ballard Designs, Garnet Hill, Grandin Road and Frontgate. Digital sales decreased 2% while penetration increased 60 basis points to 69.9%. Mobile sales grew 12% and as a percentage of digital sales were 29.4%, up from 25.8% in the prior year. Units shipped decreased 8% while average price point increased 7%. Catalog circulation decreased 13% to 70.1 million. The return rate was 12.7% compared to 12.5% in the prior year. As of June 30, 2017, Cornerstone had a total of 16 stores open compared to 14 stores as of June 30, 2016. Cornerstone expects to open an additional three retail stores in 2017.
Cornerstone net sales in the six months ended June 30, 2017 decreased 4%, or $21.4 million. Sales increased at Garnet Hill, Ballard Designs and Grandin Road. Digital sales decreased 3% while penetration increased 60 basis points to 70.6%. Mobile sales grew 9% and as a percentage of digital sales were 29.5%, up from 26.1% in the prior year. Units shipped decreased 10% and average price point increased 8%. Catalog circulation decreased 17% to 136.2 million. The return rate was 13.3% compared to 12.8% in the prior year.
The divestiture of TravelSmith and Chasing Fireflies in September 2016 impacted the comparability between periods of net sales and of certain sales-related operating metrics. Excluding the divestitures, for the three months ended June 30, 2017, net sales increased 3%; digital sales increased 4%; units shipped increased 6%; and average price point decreased 1% compared to prior year. Excluding the divestitures, for the six months ended June 30, 2017, net sales increased 2%; digital sales grew 4%; units shipped increased 4%; and average price point was relatively unchanged at $98.08. Excluding the divestitures, for the three and six month periods ended June 30, 2017, catalog circulation decreased 7% and 11%, respectively, which was largely due to timing and the strategic decision to allocate additional spend towards digital advertising.
The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016 (b)	2017	2016 (b)
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements) (a)	87.6%	83.5%	85.0%	80.5%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith) (a)	12.4%	16.5%	15.0%	19.5%
Total	100.0%	100.0%	100.0%	100.0%
(a) Classification is based on the brands' primary product category which it sells; however, each brand sells products from other categories to a lesser extent.
(b) The three and six months ended June 30, 2016 includes the results of Chasing Fireflies and TravelSmith.

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in supply chain functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$186,826	(5)%	$197,115	$377,958	(5)%	$396,400
As a percentage of HSN net sales	35.1%	(30 bps)	35.4%	34.6%	(30 bps)	34.9%
Cornerstone	$109,547	(4)%	$114,709	$191,552	(7)%	$204,902
As a percentage of Cornerstone net sales	37.9%	(70 bps)	38.6%	37.3%	(100 bps)	38.3%
HSNi	$296,373	(5)%	$311,824	$569,510	(5)%	$601,302
As a percentage of HSNi net sales	36.1%	(40 bps)	36.5%	35.4%	(60 bps)	36.0%
bps = basis points

HSN
Gross profit for HSN in the second quarter of 2017 decreased 5%, or $10.3 million. Gross profit as a percentage of net sales decreased 30 basis points to 35.1% primarily due to a decrease in shipping revenues and higher shipping and fulfillment costs, partially offset by lower inventory reserves due to a change in accounting estimate and an increase in product margins. During the second quarter of 2017, HSN reduced its inventory reserve estimates for certain product categories which increased gross profit by $3.3 million, or 60 basis points. The increase in shipping and fulfillment costs was primarily due to annual rate increases with HSNi's outbound shipping carriers and an additional $1.6 million in implementation costs associated with HSNi's ongoing SCO initiative.
Gross profit for HSN in the six months ended June 30, 2017 decreased 5%, or $18.4 million. Gross profit as a percentage of net sales decreased 30 basis points to 34.6% primarily due to a decrease in shipping revenues and higher shipping and fulfillment costs, partially offset by lower inventory reserves due to the $3.3 million change in estimate and an increase in product margins. The increase in shipping and fulfillment costs was primarily due to the ongoing implementation of HSNi's SCO initiative which resulted in higher labor costs and operational inefficiencies of approximately $4.0 million during the first half of 2017. The increase in shipping costs was also attributed to annual rate increases with HSNi's outbound shipping carriers.
Cornerstone
Gross profit for Cornerstone in the second quarter of 2016 decreased 4%, or $5.2 million and gross profit as a percentage of net sales decreased 70 basis points to 37.9%. Excluding the divestitures, gross profit increased 1% while gross profit as a percentage of net sales decreased 80 basis points primarily due to promotional activity in the home brands.
Gross profit for Cornerstone in the six months ended June 30, 2017 decreased 7%, or $13.3 million, and gross profit as a percentage of net sales decreased 100 basis points to 37.3%. Excluding the divestitures, gross profit decreased 1% while gross profit as a percentage of net sales decreased 110 basis points largely due to promotional activity in the home brands, partially offset by higher product margins primarily driven by strategic pricing initiatives.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$100,133	(1)%	$100,872	$202,565	(2)%	$206,441
As a percentage of HSN net sales	18.8%	70 bps	18.1%	18.5%	30 bps	18.2%
Cornerstone	$76,627	(12)%	$87,184	$141,493	(12)%	$160,776
As a percentage of Cornerstone net sales	26.5%	(280 bps)	29.3%	27.5%	(250 bps)	30.0%
HSNi	$176,760	(6)%	$188,056	$344,058	(6)%	$367,217
As a percentage of HSNi net sales	21.5%	(50 bps)	22.0%	21.4%	(60 bps)	22.0%

HSNi's selling and marketing expense in the second quarter of 2017 decreased $11.3 million and was 21.5% of net sales compared to 22.0% in the prior year. Excluding the divestitures, HSNi's selling and marketing expense decreased 2%, or $2.9 million, in the second quarter of 2017 compared to the prior year. HSNi's selling and marketing expense in the six months ended June 30, 2017 decreased $23.2 million from prior year and was 21.4% of net sales compared to 22.0% in the prior year. Excluding the divestitures, HSNi's selling and marketing expense decreased 2%, or $6.3 million, in the six months ended June 30, 2017 compared to the prior year.
HSN
HSN's selling and marketing expense in the second quarter of 2017 decreased $0.7 million and was 18.8% of net sales compared to 18.1% in the prior year. The decrease in expense is primarily due to decreases in digital marketing and on-air distribution costs, partially offset by higher consulting costs related to brand strategy and customer research initiatives.
HSN's selling and marketing expense in the six months ended June 30, 2017 decreased $3.9 million and was 18.5% of net sales compared to 18.2% in the prior year. The decrease in expense is primarily due to higher advertising and media costs in the prior year related to the expansion of HSN's wholesale business and direct-response television marketing; and a decrease in on-air distribution costs; partially offset by higher consulting costs related to brand strategy and customer research initiatives.
Cornerstone
Cornerstone's selling and marketing expense in the second quarter of 2017 decreased $10.6 million and was 26.5% of net sales compared to 29.3% in the prior year. Excluding the divestitures, selling and marketing expense decreased $2.2 million due to a 7% decrease in catalog circulation, partially offset by an increase in digital marketing as a result of Cornerstone's strategy to focus more on digital marketing and an increase in costs related to Cornerstone's additional retail stores.
Cornerstone's selling and marketing expense in the six months ended June 30, 2017 decreased $19.3 million and was 27.5% of net sales compared to 30.0% in the prior year. Excluding the divestitures, selling and marketing expense decreased $2.4 million due to an 11% decrease in catalog circulation, partially offset by increases in digital marketing and costs related to Cornerstone's additional retail stores.

General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debts; facilities costs; and fees for professional services.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$35,929	6%	$33,831	$79,410	12%	$70,898
As a percentage of HSN net sales	6.8%	70 bps	6.1%	7.3%	110 bps	6.2%
Cornerstone	$11,727	(7)%	$12,622	$24,619	(4)%	$25,517
As a percentage of Cornerstone net sales	4.1%	(10 bps)	4.2%	4.8%	-	4.8%
HSNi	$47,656	3%	$46,453	$104,029	8%	$96,415
As a percentage of HSNi net sales	5.8%	40 bps	5.4%	6.5%	70 bps	5.8%

HSNi’s general and administrative expense in the second quarter of 2017 increased 3%, or $1.2 million, and was 5.8% of net sales compared to 5.4% in the prior year. HSNi’s general and administrative expense in the six months ended June 30, 2017 increased 8%, or $7.6 million, and was 6.5% of net sales compared to 5.8% in the prior year.
HSN
HSN's general and administrative expense in the second quarter of 2017 increased 6%, or $2.1 million, and was 6.8% of net sales compared to 6.1% in the prior year. The increase is primarily due to higher employee-related costs, a $1.3 million increase in bad debt expense and additional costs of $1.3 million for the SCO implementation primarily related to consulting services, partially offset by a $4.5 million decrease in stock-based compensation expense primarily due to the resignation of HSNi's former Chief Executive Officer in the second quarter of 2017.
HSN's general and administrative expense in the six months ended June 30, 2017 increased 12%, or $8.5 million, and was 7.3% of net sales compared to 6.2% in the prior year. The increase is primarily due to an increase in employee-related costs, a $2.8 million increase in bad debt expense and additional costs of $2.9 million for the SCO implementation primarily related to consulting services, partially offset by a $5.0 million decrease in stock-based compensation expense primarily due to the resignation of HSNi's former Chief Executive Officer.
Cornerstone
Cornerstone's general and administrative expense in the second quarter of 2017 decreased 7%, or $0.9 million, and was 4.1% of net sales compared to 4.2% in the prior year. The decline is due to a $1.5 million decrease in stock-based compensation expense primarily due to the resignation of HSNi's former Chief Executive Officer and due to lower expense as a result of the divestitures, partially offset by an increase in employee compensation.
Cornerstone's general and administrative expense in the six months ended June 30, 2017 decreased 4%, or $0.9 million, and was 4.8% of net sales, consistent with the prior year. There was a decrease in expense as a result of the divestitures and due to a $1.5 million decrease in stock-based compensation expense primarily related to the resignation of HSNi's former Chief Executive Officer, partially offset by an increase in employee compensation.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,816	7%	$7,275	$15,523	9%	$14,278
Cornerstone	3,221	(6)%	3,426	6,400	(8)%	6,949
HSNi	$11,037	3%	$10,701	$21,923	3%	$21,227
As a percentage of HSNi net sales	1.3%	-	1.3%	1.4%	10 bps	1.3%

Depreciation and amortization in the second quarter of 2017 increased 3%, or $0.3 million. Depreciation and amortization in the six months ended June 30, 2017 increased 3%, or $0.7 million. The increases were primarily related to the assets associated with the SCO initiative.

Asset Impairment

In the second quarter of 2016, HSNi recorded a non-cash asset impairment charge of $20.4 million within the Cornerstone segment related to TravelSmith and Chasing Fireflies which were held for sale as of June 30, 2016 and sold on September 8, 2016. For additional information on the divestitures, refer to Note 14 of Notes to Consolidated Financial Statements.

Transaction Costs

On July 6, 2017, HSNi and Liberty jointly announced that they had entered into an agreement whereby Liberty will acquire the approximately 62% of HSNi it does not already own in an all-stock transaction ("Liberty Merger Agreement").  In connection with the Liberty Merger Agreement, HSNi incurred approximately $5.3 million costs for financial advisory and legal services in the second quarter of 2017. For additional information on the pending merger, refer to Note 15 of Notes to Consolidated Financial Statements.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$39,210	(29)%	$55,138	$76,723	(27)%	$104,783
As a percentage of HSN net sales	7.4%	(250 bps)	9.9%	7.0%	(220 bps)	9.2%
Cornerstone	$16,371	283%	$(8,924)	$17,438	300%	$(8,740)
As a percentage of Cornerstone net sales	5.7%	870 bps	(3.0)%	3.4%	500 bps	(1.6)%
HSNi	$55,581	20%	$46,214	$94,161	(2)%	$96,043
As a percentage of HSNi net sales	6.8%	140 bps	5.4%	5.9%	20 bps	5.7%
HSNi's operating income in the second quarter of 2017 increased 20%, or $9.4 million, and was 6.8% of net sales compared to 5.4% in the prior year. The increase in operating income was due to a $24.8 million decrease in operating expenses, partially offset by a decrease in gross profit. HSNi's operating income in the six months ended June 30, 2017 decreased 2%, or $1.9 million, and was 5.9% of net sales compared to 5.7% in the prior year. The decrease was due to a 4% decrease in net sales and 60 basis point decline in gross profit as a percentage of net sales, partially offset by a $29.9 million decrease in operating expenses. The decrease in operating expenses in both periods was largely due to the divestitures, including the $20.4 million asset impairment charge recorded in the second quarter of 2016, lower stock-based compensation expense driven by the forfeiture of the former CEO's unvested awards, partially offset by approximately $5.3 million in transaction costs related to the Liberty Merger Agreement.
HSN
HSN's operating income in the second quarter of 2017 decreased 29%, or $15.9 million, and was 7.4% of net sales compared to 9.9% in the prior year. The decrease was due to a 4% decrease in net sales, 30 basis point decline in gross profit as a percentage of net sales and $5.6 million increase in operating expenses. HSN's operating income in the six months ended June 30, 2017 decreased 27%, or $28.1 million, and was 7.0% of net sales, compared to 9.2% the prior year. The decrease was due to a 4% decrease in net sales, 30 basis point decline in gross profit as a percentage of net sales and $9.6 million increase in operating expenses. The increase in operating expenses in both periods was impacted by the $3.7 million of transaction costs incurred in the second quarter of 2017 related to the Liberty Merger Agreement. The SCO implementation resulted in an additional $2.9 million in costs in the second quarter of 2017 impacting gross profit by $1.6 million and operating expenses by $1.3 million. During the first half of 2017, HSN incurred an additional $6.9 million in costs impacting gross profit by $4.0 million and operating expenses by $2.9 million. Both periods were impacted by lower stock-based compensation expense related to the forfeiture of the former CEO's unvested awards.
Cornerstone
Cornerstone's operating income in the second quarter of 2017 was $16.4 million compared to an operating loss of $8.9 million in the prior year. Cornerstone's operating income in the six months ended June 30, 2017 increased $26.2 million to $17.4 million and was 3.4% of net sales. The prior year included the $20.4 million asset impairment charge related to the planned sale of TravelSmith and Chasing Fireflies. The current quarter included $1.6 million of transaction costs related to the

Liberty Merger Agreement, partially offset by lower stock-based compensation expense related to the forfeiture of the former CEO's unvested awards.
Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Please refer to Note 4 of the Notes to Consolidated Financial Statements for a discussion of the usefulness of this metric and for the reconciliation of operating income to Adjusted EBITDA for HSNi's operating segments and to HSNi's consolidated net income.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$50,518	(24)%	$66,280	$99,080	(22)%	$126,971
As a percentage of HSN net sales	9.5%	(240 bps)	11.9%	9.1%	(210 bps)	11.2%
Cornerstone	$20,867	29%	$16,121	$26,424	25%	$21,163
As a percentage of Cornerstone net sales	7.2%	180 bps	5.4%	5.1%	110 bps	4.0%
HSNi	$71,385	(13)%	$82,401	$125,504	(15)%	$148,134
As a percentage of HSNi net sales	8.7%	(90 bps)	9.6%	7.8%	(110 bps)	8.9%
HSNi's Adjusted EBITDA in the second quarter of 2017 decreased 13%, or $11.0 million, and was 8.7% of net sales compared to 9.6% in the prior year. Operating expenses (excluding items identified in Note 4 to Notes to Consolidated Financial Statements) decreased $4.4 million and as a percentage of net sales were 27.4% compared to 26.9% in the prior year.
HSNi's Adjusted EBITDA in the six months ended June 30, 2017 decreased 15%, or $22.6 million, and was 7.8% of net sales compared to 8.9% in the prior year. Operating expenses (excluding items identified in Note 4 to Notes to Consolidated Financial Statements) decreased $9.2 million and as a percentage of net sales were 27.6% compared to 27.1% in the prior year.
HSN
HSN's Adjusted EBITDA for the second quarter of 2017 decreased 24%, or $15.8 million, and was 9.5% of net sales compared to 11.9% in the prior year. Operating expenses (excluding items identified in Note 4 to Notes to Consolidated Financial Statements) increased $5.5 million and as a percentage of net sales were 25.6% compared to 23.5% in the prior year. Adjusted EBITDA includes approximately $2.9 million of additional costs related to the SCO implementation.
HSN's Adjusted EBITDA in the six months ended June 30, 2017 decreased 22%, or $27.9 million, and was 9.1% of net sales compared to 11.2% in the prior year. Operating expenses (excluding items identified in Note 4 to Notes to Consolidated Financial Statements) increased $9.4 million and as a percentage of net sales were 25.5% compared to 23.7% in the prior year. Adjusted EBITDA includes approximately $6.9 million of additional costs related to the SCO implementation.
Cornerstone
Cornerstone's Adjusted EBITDA for the second quarter of 2017 increased 29%, or $4.7 million, and was 7.2% of net sales compared to 5.4% in the prior year. Operating expenses (excluding items identified in Note 4 to Notes of Consolidated Financial Statements) decreased $9.9 million and as a percentage of net sales were 30.7% compared to 33.2% in the prior year. Excluding the divestitures, Adjusted EBITDA increased $0.9 million due to improved results at Garnet Hill and Frontgate, offset by the absorption of approximately $1.5 million of fixed costs previously allocated to the divested businesses.
Cornerstone's Adjusted EBITDA in the six months ended June 30, 2017 increased 25%, or $5.3 million, and was 5.1% of net sales compared to 4.0% in the prior year. Operating expenses as a percentage of net sales (excluding items identified in Note 4 to Notes to Consolidated Financial Statements) decreased $18.6 million and were 32.1% compared to 34.3% in the prior year. Excluding the divestitures, Adjusted EBITDA decreased $3.3 million due to the absorption of approximately $2.4 million of fixed costs previously allocated to the divested businesses.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$213	(13)%	$245	$426	338%	$97
Interest expense	(4,057)	(1)%	(4,085)	(8,135)	1%	(8,084)
Total other expense, net	$(3,844)	—%	$(3,840)	$(7,709)	(3)%	$(7,987)
As a percentage of HSNi net sales	0.5%	10 bps	0.4%	0.5%	-	0.5%

Interest expense for the three and six months ended June 30, 2017 was $4.1 million and $8.1 million, relatively unchanged from the prior year, due to lower average outstanding debt balances being offset by a higher average interest rate. The interest rate swaps as of June 30, 2017 and 2016 effectively converted $187.5 million of our variable rate term loan to a fixed rate. Beginning in April 2017, the interest rate swaps effectively converted $250.0 million of our variable rate term loan to a fixed rate. See further discussion in Liquidity and Capital Resources.
Income Tax Provision
For the three and six months ended June 30, 2017, HSNi recorded a tax provision of $19.0 million and $32.4 million, which represents effective tax rates of 36.7% and 37.5%, respectively. For the three and six months ended June 30, 2016, HSNi recorded a tax provision of $15.9 million and $33.0 million, which represents effective tax rates of 37.6% and 37.5%, respectively.
HSNi adopted ASU 2016-09 on January 1, 2017 which impacts how the tax effects of share-based awards are recognized. The adoption of ASU 2016-09 introduces a degree of volatility to HSNi's interim and annual effective tax rate. The excess or deficiencies in the tax benefits of share-based compensation are impacted by the value of the Company's shares at the time when awards are vested or exercised.
As a result of the resignation of HSNi's former Chief Executive Officer, effective May 24, 2017, the Company could incur additional income tax expense in the third quarter of 2017 related to certain vested equity awards that are out-of-the-money as of August 2, 2017 and that will expire in August 2017 if not exercised. If these awards and awards for other executives expire unexercised, it could result in an effective tax rate for the third quarter of 2017 of up to 49%, resulting in an annual effective tax rate of approximately 39%.
Liquidity and Capital Resources
As of June 30, 2017, HSNi had $32.3 million of cash and cash equivalents compared to $42.7 million as of December 31, 2016 and $54.8 million as of June 30, 2016.
Net cash provided by operating activities for the six months ended June 30, 2017 was $78.4 million compared to $88.2 million in the prior year, a decrease of $9.8 million, which was primarily due to a decrease in operating performance (excluding non-cash items) partially offset by changes in working capital. Cash provided by accounts receivables in 2017 increased compared to the prior year due to a higher outstanding accounts receivable balance at the end of 2016 compared to 2015, partially offset by higher utilization and expanded offers of HSN's Flexpay offering in 2017. HSN expects to continue to use its offering of Flexpay, when appropriate, as a tool to drive profitable revenue growth.
Inventories were a higher use of cash due to the inventory growth at Cornerstone as a result of the additional retail stores as well as the timing of inventory receipts. The change in inventories as of June 30, 2016 compared to December 31, 2015 was also impacted by the reclassification of TravelSmith's and Chasing Fireflies' inventories of approximately $23.6 million as of June 30, 2016. These assets were considered to be assets held for sale and therefore reclassified from inventories to "Prepaid expenses and other current assets" in the June 30, 2016 Consolidated Balance Sheet. Working capital was also negatively impacted in 2017 by the timing of accounts payable.
Net cash used in investing activities for the six months ended June 30, 2017 was $23.4 million and was related to capital expenditures primarily for investments in the retail store expansion at Cornerstone, information technology, and infrastructure.
Net cash used in financing activities for the six months ended June 30, 2017 was $65.4 million. Borrowings of HSNi's long-term debt net of repayments during the current quarter, including for the term loan and revolving credit facility, were $27.5 million. HSNi paid quarterly cash dividends of $0.35 per share, representing total payments of $36.7 million.

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated Credit Agreement. The Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. As of June 30, 2017, total debt of $487.5 million was outstanding.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of June 30, 2017 with a leverage ratio of 1.8x and an interest coverage ratio of 18.9x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. The Credit Agreement also contains provisions that limit the ability of HSNi to make Restricted Payments, defined as cash dividends, distribution of other property, repurchase of the Company’s common stock, prepayment or redemption of debt, etc., however, so long as the Company’s leverage ratio is below 3.00x after giving pro forma effect to any proposed Restricted Payments, the amount of such Restricted Payments are not limited. In the event the Company’s leverage ratio is equal to or greater than 3.00x or after giving pro forma effect to any proposed Restricted Payments, then such Restricted Payments are limited to $150 million in any such fiscal year. The current quarter cash dividend of $0.35 per share, or approximately $1.40 on an annualized basis, represents a Restricted Payment of approximately $18.3 million.  Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

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
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $8.2 million as of June 30, 2017. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of June 30, 2017, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $474.2 million.
To reduce our future exposure to rising interest rates under our credit facility, we entered into interest rate swaps that effectively converted $187.5 million of our variable rate term loan to a fixed-rate of 0.8525% through April 2017, and then increased to $250.0 million through January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of June 30, 2017, the all-in fixed rate was 2.3525%. For additional information related to our interest rate swap, refer to Note 7 of Notes to Consolidated Financial Statements.
Effective January 27, 2015, HSNi's Board of Directors authorized a 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the six months ended June 30, 2017, there were no shares repurchased. As of June 30, 2017, approximately 2.7 million shares remain authorized for repurchase under the program. As a result of the pending merger contemplated by the Liberty Merger Agreement, HSNi has agreed not to make additional repurchases.
HSNi anticipates it will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2017 are expected to be approximately $50 million to $55 million and primarily relate to investments in information technology, approximately $12 million for Cornerstone's retail expansion; our distribution centers, including our warehouse automation project; and digital commerce. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.
In the second quarter of 2017, HSNi's Board of Directors approved a cash dividend of $0.35 per common share. The dividend will be paid on September 22, 2017 to HSNi's record holders as of September 6, 2017.

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
Our management, including our Principal Executive and Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of June 30, 2017. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Proposed Merger with Liberty Interactive Corporation (“Liberty”)

Failure to complete the Liberty Merger could negatively impact the price of shares of HSNi common stock, as well as HSNi’s respective future businesses and financial results.

The Liberty Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Liberty Merger. There can be no assurance that all of the conditions to the Liberty Merger will be so satisfied or waived. If the conditions to the Liberty Merger are not satisfied or waived, Liberty and HSNi will be unable to complete the Liberty Merger.

If the Liberty Merger is not completed for any reason, including the failure to receive the required approvals of HSNi’s stockholders, HSNi’s business and financial results may be adversely affected as follows:

•	HSNi may experience negative reactions from the financial markets, including negative impacts on the market price of shares of HSNi common stock;

•	HSNi may experience negative reactions from employees;

•	HSNi may be required to pay a termination fee under certain circumstances, as provided in the Liberty Merger Agreement; and

•
HSNi will have expended time, resources and incurred transactions costs, including in the form of legal, accounting and financial advisory fees, that could otherwise have been spent on HSNi’s existing businesses and the pursuit of other opportunities that could have been beneficial to HSNi, and HSNi’s ongoing business and financial results may be adversely affected.

We will be subject to various uncertainties and contractual restrictions while the Liberty Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, vendor partners and customers.

Uncertainty about the impact of the Liberty Merger on employees, vendors and customers may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the Liberty Merger is completed and for a period of time thereafter, and could cause customers, vendors and other third parties to seek to change existing business relationships with us.

Employee retention and recruitment may be challenging before the completion of the Liberty Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our financial results could be adversely affected.
HSNi does not currently have a Chief Executive Officer (“CEO”), the Company is currently managed by the Office of the Chief Executive which consists of three HSNi executives. As a result of the Liberty Merger Agreement, the Company has suspended its search for an external candidate to serve as CEO. The lack of a permanent CEO could negatively impact the results of operations and financial condition of the Company.
The pursuit of the Liberty Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
In addition, the Liberty Merger agreement restricts us, without Liberty’s consent, from making certain acquisitions and taking other specified actions until the Liberty Merger closes or the Liberty Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Liberty Merger or termination of the Liberty Merger Agreement.

HSNi will incur significant transaction and related costs in connection with the Liberty Merger, which may be in excess of those anticipated by HSNi.

HSNi has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Liberty Merger Agreement, including the costs and expenses of filing, printing and mailing the proxy statement/prospectus; employee retention costs; fees paid to financial, legal and accounting advisors and filing fees. These costs, as well as other unanticipated costs and expenses, could have a material adverse effect on the financial condition and operating results of HSNi. Many of these costs will be borne by HSNi even if the Liberty Merger is not completed.

The Liberty Merger Agreement limits HSNi’s ability to pursue alternatives to the Liberty Merger.

The Liberty Merger Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to HSNi that might result in greater value to HSNi’s stockholders than the Liberty Merger. These provisions include a general prohibition on HSNi soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our Board of Directors, entering into discussions with third parties regarding, any acquisition proposal for a competing transaction.

The Liberty Merger Agreement may be terminated in accordance with its terms and the Liberty Merger may be delayed or not be completed, reducing or eliminating the benefits that HSNi expects to achieve.

The Liberty Merger Agreement contains a number of conditions that must be fulfilled in order to complete the Liberty Merger. Those conditions include, among others: (i) the receipt of requisite regulatory approvals including approval from the Federal Communications Commission (“FCC”) and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements (“HSR”) Act of 1976; (ii) the adoption of the Liberty Merger Agreement by the holders of at least a majority of the outstanding aggregate voting power of HSNi stock, voting together as a single class; (iii) the accuracy of representations and warranties made by each party under the Liberty Merger Agreement (subject to the materiality standards set forth in the Liberty Merger Agreement); and (iv), Liberty’s and HSNi’s performance of their respective obligations under the Liberty Merger Agreement in all material respects. These conditions to the closing of the Liberty Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Liberty Merger may be delayed or may not be completed.

Although Liberty and HSNi currently believe they should be able to obtain in a timely manner the required approvals from the FCC and the expiration or termination of the waiting period applicable under the HSR Act, they cannot be certain when or if they will be obtained or, if obtained, whether they will require terms, conditions or restrictions not currently contemplated that will be detrimental to the surviving company after the completion of the Liberty Merger.

In addition, if the Liberty Merger is not completed by April 5, 2018 (subject to an extension to October 5, 2018 under certain circumstances identified in the Liberty Merger Agreement), either Liberty or HSNi may choose not to proceed with the Liberty Merger and the parties can mutually decide to terminate the Liberty Merger Agreement at any time, before or after stockholder approval. In addition, Liberty and HSNi may elect to terminate the Liberty Merger Agreement in certain other circumstances.

The Liberty Merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect the completion of the Liberty Merger. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Liberty Merger could cause the combined company not to realize some or all of the synergies that we and Liberty expect to achieve if the Liberty Merger is successfully completed within the expected time frame.

Even if HSNi and Liberty complete the Liberty Merger, the combined company may fail to realize all of the anticipated benefits of the proposed Liberty Merger.

The success of the Liberty Merger will depend, in part, on Liberty’s ability to realize the anticipated benefits and cost savings from combining HSNi’s and Liberty’s businesses. The anticipated benefits and cost savings of the Liberty Merger may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that HSNi and Liberty do not currently foresee. Some of the assumptions that Liberty has made, such as the achievement of operating synergies and revenue growth opportunities, may not be realized. The integration process may, for each of HSNi and Liberty, result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies. There could be potential unknown liabilities and unforeseen expenses associated with the Liberty Merger that were not discovered in the course of performing due diligence.

HSNi stockholders will have a reduced ownership and voting interest in the combined company after the Liberty Merger and will exercise less influence over management.

Currently, HSNi stockholders have the right to vote in the election of the HSNi board and the power to approve or reject any matters requiring stockholder approval under Delaware law and HSNi’s certificate of incorporation and bylaws. Upon completion of the Liberty Merger, each HSNi stockholder who receives shares of Liberty’s Series A QVC Group common stock in the Liberty Merger will become a stockholder of Liberty’s QVC Group with a percentage ownership of the QVC Group that is smaller than the HSNi stockholder’s current percentage ownership of HSNi.

Based on the number of issued and outstanding shares of Series A and Series B QVC Group common stock and shares of HSNi common stock as of April 30, 2017, and on the exchange ratio of 1.65 shares of Series A QVC Group common stock for every outstanding share of HSNi common stock (other than shares of HSNi common stock held by Liberty and its wholly-owned subsidiaries), after the Liberty Merger HSNi stockholders (other than Liberty and its wholly-owned subsidiaries) are expected to become owners of approximately 10.6% of the undiluted equity and 6.9% of the undiluted voting power of the QVC Group, without giving effect to any shares of QVC Group common stock held by HSNi stockholders prior to the completion of the Liberty Merger. Even if all former HSNi stockholders voted together on all matters presented to QVC Group stockholders from time to time, the former HSNi stockholders would exercise significantly less influence over the QVC Group after the completion of the Liberty Merger relative to their influence over HSNi prior to the completion of the Liberty Merger, and thus would have a less significant impact on the approval or rejection of future QVC Group proposals submitted to a stockholder vote.

Because the market price of Liberty’s Series A QVC Group common stock may fluctuate, you cannot be sure of the value of the Liberty Merger consideration that you may receive.

Upon completion of the Liberty Merger, each share of HSNi common stock (other than shares held by Liberty or any of its wholly-owned subsidiaries and shares held by HSNi as treasury stock) will be converted into the right to receive 1.65 shares of Liberty’s Series A QVC Group common stock. Because the exchange ratio of common stock at which Liberty is issuing such shares as part of the Liberty Merger is fixed, any change in the price of the Series A QVC Group common stock prior to completion of the Liberty Merger will affect the value of the consideration to be paid upon completion of the Liberty Merger. The value of the Liberty Merger consideration may vary from the date of the announcement of the Liberty Merger Agreement. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the respective businesses, operations and prospects, and regulatory considerations of Liberty and HSNi. Many of these factors are beyond Liberty’s and HSNi’s control.

Liberty’s Series A QVC Group common stock is a tracking stock that tracks the assets and liabilities attributed to Liberty’s QVC Group tracking stock group, and Liberty’s board of directors’ ability to reattribute businesses, assets and expenses between Liberty’s two tracking stock groups may make it difficult to assess the future prospects of Liberty’s Series A QVC Group common stock based on its past performance.

As a result of the Liberty Merger, HSNi stockholders will receive shares of Liberty’s Series A QVC Group common stock, which is a tracking stock that tracks the assets and liabilities attributed to Liberty’s QVC Group tracking stock group.

Liberty’s board of directors has the ability to reattribute businesses, assets and liabilities between its two tracking stock groups, the QVC Group and the Ventures Group in accordance with Liberty’s restated certificate of incorporation, as amended, and Liberty’s Management and Allocation Policies, and without the approval of its stockholders. For example, in October 2014, Liberty’s board of directors approved the change in attribution from the QVC Group to the Ventures Group of certain digital commerce businesses and approximately $1 billion in cash, without stockholder approval. Any reattribution made by Liberty’s board, as well as the existence of the right in and of itself to effect a reattribution, may impact the ability of investors to assess the future prospects of the QVC Group tracking stock, including its liquidity and capital resource needs, based on its past performance.

The integration of HSNi into Liberty’s QVC Group may not be as successful as anticipated.

The Liberty Merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of HSNi’s internal control over financial reporting. Difficulties in integrating HSNi into Liberty’s QVC Group may result in HSNi performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. HSNi’s and Liberty’s existing businesses could also be negatively impacted by the Liberty Merger. Potential difficulties that may be encountered in the integration process include, among other factors:

•
the inability to successfully integrate the businesses of HSNi into Liberty’s QVC Group in a manner that permits the QVC Group to achieve the full revenue and cost savings anticipated from the Liberty Merger;

•	complexities associated with managing the larger, more complex, integrated business;

•	not realizing anticipated operating synergies;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high-quality customer service;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Liberty Merger;

•	loss of key employees;

•
performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Liberty Merger and integrating HSNi’s operations into the QVC Group; and

•	the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
As of June 30, 2017, there were 2,695,579 shares available for repurchase. During the second quarter of 2017, there were no repurchases.

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

31.1
Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
Filed herewith

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of June 30, 2017, December 31, 2016 and June 30, 2016, (iv) Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2017 and Year Ended December 31, 2016, (v) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2017	By:	/S/ Rod Little
Rod Little Chief Financial Officer (Duly Authorized Officer and Principal Executive, Financial and Accounting Officer)