Form 10-Q
period 2017-09-30
HSN, Inc.
filed 2017-11-08
CIK 1434729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________________________________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2017, the registrant had 52,434,629 shares of common stock, $0.01 par value per share, outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$782,562	$823,023	$2,389,358	$2,494,096
Cost of sales	513,377	542,947	1,550,662	1,612,718
Gross profit	269,185	280,076	838,696	881,378
Operating expenses:
Selling and marketing	174,019	178,785	518,078	546,002
General and administrative	49,783	42,703	153,812	139,118
Depreciation and amortization	11,134	10,518	33,058	31,745
Loss on sale of businesses and asset impairment	—	11,195	—	31,595
Transaction costs	1,305	—	6,643	—
Total operating expenses	236,241	243,201	711,591	748,460
Operating income	32,944	36,875	127,105	132,918
Other income (expense):
Interest income	164	125	590	223
Interest expense	(4,181)	(4,126)	(12,316)	(12,211)
Total other expense, net	(4,017)	(4,001)	(11,726)	(11,988)
Income before income taxes	28,927	32,874	115,379	120,930
Income tax provision	(12,700)	(12,716)	(45,130)	(45,742)
Net income	$16,227	$20,158	$70,249	$75,188

Net income per share:
Basic	$0.31	$0.39	$1.34	$1.44
Diluted	$0.31	$0.38	$1.33	$1.42
Shares used in computing earnings per share:
Basic	52,555	52,356	52,494	52,376
Diluted	52,983	52,844	52,860	52,901
Dividends declared per share	$0.35	$0.35	$1.05	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$16,227	$20,158	$70,249	$75,188
Other comprehensive loss:
Change in fair value of derivative instrument, net of tax	13	857	(47)	(630)
Other comprehensive loss, net of tax	13	857	(47)	(630)
Comprehensive income	$16,240	$21,015	$70,202	$74,558

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,	September 30,
	2017	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$20,574	$42,734	$67,442
Accounts receivable, net of allowance of $15,862, $19,086 and $15,487, respectively	216,620	335,005	226,589
Inventories	439,034	391,106	450,671
Prepaid expenses and other current assets	48,107	44,173	56,309
Total current assets	724,335	813,018	801,011
Property and equipment, net	212,148	211,106	207,216
Intangible assets, net	253,655	253,623	253,619
Goodwill	9,858	9,858	9,858
Other non-current assets	16,187	16,928	12,809
TOTAL ASSETS	$1,216,183	$1,304,533	$1,284,513
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$228,324	$293,816	$241,637
Current maturities of long-term debt	34,375	25,000	25,000
Accrued expenses and other current liabilities	211,073	225,265	191,775
Total current liabilities	473,772	544,081	458,412
Long-term debt, less current maturities and net of unamortized deferred financing costs	438,048	484,878	600,687
Deferred income taxes	66,899	59,760	43,145
Other long-term liabilities	20,466	20,328	20,199
Total liabilities	999,185	1,109,047	1,122,443
Commitments and contingencies (Note 12)
Shareholders' Equity:
Preferred stock $0.01 par value; 25,000,000 authorized shares; no issued shares	—	—	—
Common stock $0.01 par value; 300,000,000 authorized shares; 52,432,249, 52,239,795 and 52,187,351 issued shares September 30, 2017, December 31, 2016 and September 30, 2016, respectively	524	522	522
Additional paid-in capital	964,996	1,013,688	1,026,737
Accumulated deficit	(750,695)	(820,944)	(864,464)
Accumulated other comprehensive income (loss)	2,173	2,220	(725)
Total shareholders’ equity	216,998	195,486	162,070
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,216,183	$1,304,533	$1,284,513

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	—	$—	52,378	$524	$1,085,785	$(939,652)	$(95)	$146,562
Net income	—	—	—	—	—	118,708	—	118,708
Other comprehensive income	—	—	—	—	—	—	2,315	2,315
Stock-based compensation expense for equity awards	—	—	—	—	19,233	—	—	19,233
Cash dividends declared on common stock	—	—	—	—	(73,151)	—	—	(73,151)
Issuance of common stock from stock-based compensation awards, including tax effect of $658	—	—	219	2	(1,616)	—	—	(1,614)
Repurchases of common stock	—	—	(357)	(4)	(16,563)	—	—	(16,567)
Balance as of December 31, 2016	—	—	52,240	522	1,013,688	(820,944)	2,220	195,486
Net income	—	—	—	—	—	70,249	—	70,249
Other comprehensive loss	—	—	—	—	—	—	(47)	(47)
Stock-based compensation expense for equity awards	—	—	—	—	7,633	—	—	7,633
Cash dividends declared on common stock	—	—	—	—	(55,013)	—	—	(55,013)
Issuance of common stock from stock-based compensation awards	—	—	192	2	(1,312)	—	—	(1,310)
Balance as of September 30, 2017	—	$—	52,432	$524	$964,996	$(750,695)	$2,173	$216,998

The accompanying notes are an integral part of these consolidated financial statements.

HSN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$70,249	$75,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,058	31,745
Stock-based compensation expense	7,633	14,698
Loss on sale of businesses and asset impairment	—	27,768
Amortization of debt issuance costs	1,295	1,329
Deferred income taxes	7,188	(1,420)
Bad debt expense	18,343	13,664
Other	23	(52)
Changes in current assets and liabilities:
Accounts receivable	100,042	65,796
Inventories	(47,928)	(51,935)
Prepaid expenses and other assets	(2,059)	(14,347)
Accounts payable, accrued expenses and other current liabilities	(78,275)	(48,299)
Net cash provided by operating activities	109,569	114,135
Cash flows from investing activities:
Capital expenditures	(36,256)	(28,504)
Other	(807)	(627)
Net cash used in investing activities	(37,063)	(29,131)
Cash flows from financing activities:
Repayments of term loan	(18,750)	(18,750)
Borrowings under revolving credit facility	145,000	152,000
Repayments of revolving credit facility	(165,000)	(142,000)
Repurchase of common stock	—	(16,566)
Cash dividends paid	(55,013)	(54,880)
Proceeds from issuance of common stock	1,379	1,824
Payments of tax withholdings related to stock-based awards	(2,282)	(3,116)
Net cash used in financing activities	(94,666)	(81,488)
Net (decrease) increase in cash and cash equivalents	(22,160)	3,516
Cash and cash equivalents at beginning of period	42,734	63,926
Cash and cash equivalents at end of period	$20,574	$67,442

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—ORGANIZATION
Company Overview
HSN, Inc. (“HSNi”) is an interactive multi-channel retailer that markets and sells a wide range of third party and proprietary merchandise directly to consumers through various platforms including (i) television home shopping programming broadcast on the HSN television networks; (ii) catalogs, consisting primarily of the Cornerstone portfolio of leading print catalogs which includes Ballard Designs, Frontgate, Garnet Hill, Grandin Road and Improvements; (iii) websites, which consist primarily of HSN.com, the five branded websites operated by Cornerstone and joymangano.com; (iv) mobile applications; (v) retail and outlet stores; and (vi) wholesale distribution of certain proprietary products to other retailers. HSNi’s television home shopping business, related digital sales, outlet stores and wholesale distribution are referred to herein as “HSN” and all catalog operations, including related digital sales and stores, are collectively referred to herein as “Cornerstone.” Chasing Fireflies and TravelSmith, two of the apparel brands in the Cornerstone portfolio, were sold in September 2016. See Note 14 of Notes to Consolidated Financial Statements for further discussion.
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
On July 6, 2017, HSNi and Liberty Interactive Corporation ("Liberty") jointly announced that they had entered into an agreement whereby Liberty will acquire the approximately 62% of HSNi it does not already own in an all-stock transaction ("Liberty Merger Agreement").  For additional information on the Liberty Merger Agreement, see Note 15 of Notes to Consolidated Financial Statements.
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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718) ("ASU 2016-09"). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits and deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The effective date for the standard is for interim and annual reporting periods beginning after December 15, 2016. HSNi adopted ASU 2016-09 on January 1, 2017. Amendments related to accounting for excess tax benefits and deficiencies have been adopted prospectively resulting in the recognition of $3.1 million of tax expense within HSNi's consolidated statements of earnings rather than as a reduction to additional paid in capital for the nine months ended September 30, 2017. Also, excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows in the statement of cash flows.  This change has been applied retrospectively in accordance with ASU 2016-09 and prior period amounts which are considered immaterial have been reclassified.  We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows; therefore there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by previous guidance.  HSNi has elected to continue estimating forfeitures under the previous guidance.

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

In 2015, HSNi established an implementation team ("team") to assess the overall impact the adoption of ASU 2014-09 will have on its consolidated financial statements, processes, systems and controls. The team is in the process of finalizing its conclusions and assessing the impact of the standard. Based on its current evaluation, HSNi expects certain changes to be made to its accounting policies, including the timing of recognition of Cornerstone's catalog production and distribution costs and the presentation of estimated merchandise returns as both an asset (equal to the inventory value expected to be returned) and a corresponding return liability, compared to the current practice of recording an estimated net return liability. HSNi will adopt ASU 2014-09 on January 1, 2018 and will apply the modified retrospective transition method. HSNi is still evaluating the quantitative and disclosure impacts of the new standard.

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

NOTE 3—PROPERTY AND EQUIPMENT
The balance of property and equipment, net, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2017	2016	2016
Capitalized software	$270,385	$252,741	$248,389
Computer and broadcast equipment	86,162	91,119	98,842
Buildings and leasehold improvements	127,949	113,731	110,711
Furniture and other equipment	131,196	124,518	123,799
Projects in progress	19,753	27,666	25,806
Land and land improvements	10,593	10,584	10,615
	646,038	620,359	618,162
Less: accumulated depreciation and amortization	(433,890)	(409,253)	(410,946)
Total property and equipment, net	$212,148	$211,106	$207,216

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

The following tables reconcile HSNi’s consolidated net income to operating income for HSNi's operating segments and Adjusted EBITDA (in thousands):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Net income			$16,227			$20,158
Income tax provision			12,700			12,716
Income before income taxes			28,927			32,874
Total other expense, net			4,017			4,001
Operating income (loss)	$30,999	$1,945	32,944	$46,963	$(10,088)	36,875
Non-cash charges:
Stock-based compensation expense	2,978	1,048	4,026	3,671	568	4,239
Depreciation and amortization	7,690	3,444	11,134	7,304	3,214	10,518
Loss on sale of businesses and asset impairment (a)	—	—	—	—	11,195	11,195
Loss on disposition of fixed assets	(15)	1	(14)	82	—	82
Transaction costs (b)	921	384	1,305	—	—	—
Adjusted EBITDA	$42,573	$6,822	$49,395	$58,020	$4,889	$62,909

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	HSN	Cornerstone	Total	HSN	Cornerstone	Total
Net income			$70,249			$75,188
Income tax provision			45,130			45,742
Income before income taxes			115,379			120,930
Total other expense, net			11,726			11,988
Operating income (loss)	$107,722	$19,383	127,105	$151,745	$(18,827)	132,918
Non-cash charges:
Stock-based compensation expense (c)	5,693	1,940	7,633	11,577	3,121	14,698
Depreciation and amortization	23,213	9,845	33,058	21,582	10,163	31,745
Loss on sale of businesses and asset impairment (a)	—	—	—	—	31,595	31,595
Loss on disposition of fixed assets	368	92	460	86	—	86
Transaction costs (b)	4,657	1,986	6,643	—	—	—
Adjusted EBITDA	$141,653	$33,246	$174,899	$184,990	$26,052	$211,042

(a) Cornerstone recorded a loss on the sale of TravelSmith and Chasing Fireflies of $11.2 million in the third quarter of 2016. In the second quarter of 2016, Cornerstone classified the two brands as held for sale and recorded a non-cash asset impairment charge of $20.4 million. See Note 14 of Notes to Consolidated Financial Statements for further information.

(b) HSNi incurred approximately $1.3 million and $6.6 million for the three and nine months ended September 30, 2017, respectively, in transactions costs related to the Liberty Merger Agreement.
(c) In the second quarter of 2017, HSNi reversed stock-based compensation expense of approximately $4.5 million (allocated $3.4 million and $1.1 million to HSN and CBI, respectively) as a result of the former Chief Executive Officer's resignation.

The net sales for each of HSNi's reportable segments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales:
HSN	$536,200	$569,669	$1,628,880	$1,705,215
Cornerstone	246,362	253,354	760,478	788,881
Total	$782,562	$823,023	$2,389,358	$2,494,096

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

The following table presents HSNi’s basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$16,227	$20,158	$70,249	$75,188

Weighted average number of shares outstanding:
Basic	52,555	52,356	52,494	52,376
Dilutive effect of stock-based compensation awards	428	488	366	525
Diluted	52,983	52,844	52,860	52,901

Net income per share:
Basic	$0.31	$0.39	$1.34	$1.44
Diluted	$0.31	$0.38	$1.33	$1.42

Unexercised employee stock options and stock appreciation rights and unvested restricted stock units excluded from the diluted EPS calculation because their effect would have been antidilutive	2,488	2,121	3,352	1,963

NOTE 6—LONG-TERM DEBT
The balance of long-term debt, including current maturities, is as follows (in thousands):

	September 30,	December 31,	September 30,
	2017	2016	2016
Secured credit agreement expiring January 27, 2020:
Term loan	$456,250	$475,000	$481,250
Revolving credit facility	20,000	40,000	150,000
Long-term debt	476,250	515,000	631,250
Unamortized deferred financing costs	(3,827)	(5,122)	(5,563)
Long-term debt, net of unamortized deferred financing costs	472,423	509,878	625,687
Less: current maturities	(34,375)	(25,000)	(25,000)
Long-term debt, less current maturities and net of unamortized deferred financing costs	$438,048	$484,878	$600,687

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

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x (both as defined in the Credit Agreement). HSNi was in compliance with all such covenants as of September 30, 2017 with a leverage ratio of 1.8x and an interest coverage ratio of 17.9x.

Loans under the Credit Agreement bear interest at a per annum rate equal to LIBOR plus a predetermined margin that ranges from 1.25% to 2.25% or the Base Rate (as defined in the Credit Agreement) plus a predetermined margin that ranges from 0.25% to 1.25%.  HSNi can elect to borrow at either LIBOR or the Base Rate plus a predetermined margin which is determined by HSNi's leverage ratio. The interest rate on the $476.3 million outstanding long-term debt balance as of

September 30, 2017 was 2.74%.  HSNi pays a commitment fee ranging from 0.20% to 0.40% (based on the leverage ratio) on the unused portion of the revolving credit facility.

The amount available to HSNi under the revolving credit facility portion of the Credit Agreement is reduced by the amount of outstanding letters of credit issued under the revolving credit facility, which totaled $14.5 million as of September 30, 2017. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants. As of September 30, 2017, the amount that could be borrowed under the revolving credit facility, after consideration of the financial covenants and the outstanding letters of credit, was approximately $429.8 million.

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

The interest rate swaps effectively converted $187.5 million of our variable rate term loan to a fixed rate of 0.8525% through April 2017, and then increased to $250.0 million in April 2017 with a maturity date in January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of September 30, 2017, the all-in fixed rate was 2.3525%. The changes in fair value of the interest rate swaps (inclusive of reclassifications to net income and net of tax) for the three months ended September 30, 2017 and 2016 were gains of less than $0.1 million and approximately $0.9 million, respectively, and were included in other comprehensive income (loss). The changes in fair value of the interest rate swaps (inclusive of reclassifications to net income and net of tax) for the nine months ended September 30, 2017 and 2016 were losses of less than $0.1 million and approximately $0.6 million, respectively, and were included in other comprehensive income (loss).

The fair values of the interest rate swaps at September 30, 2017 and December 31, 2016 were assets of $3.5 million and $3.6 million, respectively, and were recorded in "Other non-current assets." The fair value of the interest rate swaps at September 30, 2016 was a liability of $1.2 million and was recorded in "Other long-term liabilities" in the consolidated balance sheets. HSNi estimates that approximately $1.0 million of unrealized income included in accumulated other comprehensive income related to these swaps will be realized and reported in earnings within the next twelve months. See Note 8 of Notes to Consolidated Financial Statements for discussion of the fair value measurements concerning these interest rate swaps.

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

The following table summarizes the fair value of HSNi's financial assets and liabilities which are measured at fair value on a recurring basis in the consolidated balance sheets (in thousands):

	September 30, 2017
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$3,481	$—	$3,481	$—

	December 31, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$3,577	$—	$3,577	$—

	September 30, 2016
	Total Fair Value and Carrying Value on Balance Sheet	Fair Value Measurement Category
		Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$1,160	$—	$1,160	$—
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
For the three and nine months ended September 30, 2017, HSNi recorded a tax provision of $12.7 million and $45.1 million, respectively, which represents effective tax rates of 43.9% and 39.1%. For the three and nine months ended September 30, 2016, HSNi recorded a tax provision of $12.7 million and $45.7 million, respectively, which represents effective tax rates of 38.7% and 37.8%. The increase in the effective tax rates is primarily due to the write-off of approximately $3.1 million of deferred tax assets associated with equity awards that expired unexercised during the third quarter of 2017, including $2.4 million associated with HSNi's former Chief Executive Officer's equity awards. The increase in the effective tax rate was partially offset by a decrease of $0.9 million related to the release of tax reserves for uncertain tax positions for which the statute of limitations has expired.

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

NOTE 10—STOCK-BASED AWARDS
Stock-based compensation expense is included in the following line items in the accompanying consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling and marketing	$1,777	$1,369	$4,941	$4,880
General and administrative (a)	2,249	2,870	2,693	9,818
Stock-based compensation expense before income taxes	4,026	4,239	7,634	14,698
Income tax expense (benefit) (b)	1,308	(1,493)	163	(5,134)
Stock-based compensation expense after income taxes	$5,334	$2,746	$7,797	$9,564
(a) In the nine months ended September 30, 2017, HSNi reversed approximately $4.5 million of expense related to the forfeiture of unvested awards as a result of HSNi's former Chief Executive Officer's resignation in the second quarter of 2017.

(b) In the three months ended September 30, 2017, HSNi wrote-off approximately $3.1 million of deferred tax assets associated with equity awards that expired unexercised.

As of September 30, 2017, there was approximately $23.4 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards which is currently expected to be recognized on a straight-line basis over a weighted average period of approximately 2.1 years.
The shareholders of HSNi approved the HSN, Inc. 2017 Omnibus Incentive Plan (the "Plan") effective May 24, 2017. The purpose of this Plan is to give HSNi a competitive advantage in attracting, retaining and motivating officers, employees, directors and/or consultants and to provide HSNi with a stock and incentive plan. The Plan authorizes the issuance of 10.1 million newly authorized shares. The Plan also authorized approximately 5.5 million unissued shares subject to outstanding awards granted prior to December 31, 2016 under the Second Amended and Restated 2008 Stock and Annual Incentive Plan which may become available for issuance under the 2017 Plan if such awards terminate by expiration, cancellation or otherwise. As of September 30, 2017, there were approximately 10.2 million shares of common stock available for grants under the Plan.

A summary of the stock-based awards granted during the nine months ended September 30, 2017 is as follows:

	Nine Months Ended September 30, 2017
	Number of Awards Granted	Weighted Average per Share Fair Value
Maximum value stock appreciation rights (a)	1,144,049	$6.36
Restricted stock units	359,097	$37.41
Performance share units (b)	96,439	$57.36
Employee stock purchase plan options	54,159	$8.10
Dividend equivalents due to quarterly dividend	22,309	-
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

The fair values of the options granted under the HSN, Inc. 2010 Employee Stock Purchase Plan are estimated on the grant date using the Black-Scholes option pricing model. The fair values of the maximum value stock appreciation rights and PSUs are estimated on the grant date using a Monte-Carlo simulation pricing model which estimates the potential outcome of reaching the market condition based on simulated future stock prices. The weighted average assumptions used in the valuation of each for the nine months ended September 30, 2017 are as follows:

	Nine Months Ended September 30, 2017
	Maximum Value Stock Appreciation Rights	Employee Stock Purchase Plan Options	Performance Share Units
Volatility factor	27.4%	35.0%	30.0%
Risk-free interest rate	1.79%	0.85%	1.40%
Expected term	4.7	0.5	2.9
Dividend yield	3.6%	4.2%	0.0%

NOTE 11—SHAREHOLDERS’ EQUITY
Share Repurchase Program
Effective January 27, 2015, HSNi’s Board of Directors approved a share repurchase program which allows HSNi to purchase up to 4 million shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the nine months ended September 30, 2017, there were no share repurchases. During the nine months ended September 30, 2016, HSNi acquired approximately 357,000 shares of its outstanding common stock for $16.6 million at an average price of $46.45. All shares were retired immediately following purchase. As of September 30, 2017, approximately 2.7 million shares remain authorized for repurchase under the program. As a result of the pending merger contemplated by the Liberty Merger Agreement, HSNi has agreed not to make additional repurchases. For additional information of the Liberty Merger Agreement, see Note 15 of Notes to Consolidated Financial Statements.
Dividend Policy
In the third quarter of 2017, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share resulting in a payment of $18.3 million on September 22, 2017 to HSNi's shareholders of record as of September 6, 2017.
In the fourth quarter of 2017, HSNi's Board of Directors approved a quarterly cash dividend of $0.35 per common share. The dividend will be paid on December 15, 2017 to HSNi's shareholders of record as of December 6, 2017.
Under the terms of the Liberty Merger Agreement, HSNi may continue to pay regular dividends on a quarterly basis not to exceed $0.35 per share provided that such dividends may not be paid using funds borrowed specifically for that purpose. For additional information of the Liberty Merger Agreement, refer to Note 15 of Notes to Consolidated Financial Statements.

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) includes the cumulative gains and losses of derivative instruments that qualify as cash flow hedges. The following table provides a rollforward of accumulated other comprehensive income (loss) (in thousands):

	Nine Months Ended September 30,
	2017	2016
Accumulated other comprehensive income (loss) as of January 1,	$2,220	$(95)
Other comprehensive loss before reclassifications	(718)	(1,579)
Amounts reclassified from accumulated other comprehensive income to interest expense in the consolidated statements of operations	622	567
Income tax benefit	49	382
Other comprehensive loss, net of tax	(47)	(630)
Accumulated other comprehensive income (loss) as of September 30,	$2,173	$(725)

NOTE 12—COMMITMENTS AND CONTINGENCIES

On September 7, 2017, a putative class action complaint was filed by a purported HSNi stockholder in the United States District Court for the District of Delaware: McClure v. HSN, Inc., et al., Case No. 1:17-cv-01279. The complaint names as defendants HSNi and members of the HSNi board. The complaint asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated thereunder, and alleges that HSNi and the members of the HSNi board caused a registration statement that allegedly omitted material information to be filed in connection with the merger, which allegedly rendered the registration statement false and misleading. The complaint further alleges that the members of the HSNi board acted as controlling persons of HSNi and had knowledge of the allegedly false statements contained in the registration statement or were negligent in not knowing that material information was allegedly omitted from the registration statement. Among other relief, the complaint seeks a declaration certifying a class, an injunction to prevent the merger from proceeding unless and until HSNi discloses the material information allegedly omitted from the registration statement, unspecified damages, and unspecified costs, expenses and attorneys’ fees. Defendants believe the claims are without merit and intend to defend vigorously against all claims asserted. Defendant's deadline to respond to the complaint is on or before November 13, 2017.

On September 28, 2017, a putative class action complaint was filed by a purported HSNi stockholder in the United States District Court for the Middle District of Florida: Palkon v. HSN, Inc., et al., Case No. 8:17-cv-2271. The complaint names as defendants HSNi, members of the HSNi board, Liberty Interactive Corporation, and Liberty Horizon, Inc. The complaint asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated thereunder, and alleges that HSNi and the members of the HSNi board caused a registration statement that omitted material information to be filed in connection with the merger, which allegedly rendered the registration statement false and misleading. The complaint further alleges that the members of the HSNi board, Liberty Interactive Corporation, and Liberty Horizon, Inc. acted as controlling persons of HSNi, were involved in the making and composition of the registration statement, and had knowledge of the allegedly false statements contained in the registration statement. The complaint seeks, among other relief, an injunction to prevent the merger from proceeding, rescission of the merger, an order directing HSNi to disseminate a registration statement that does not contain any untrue statements of material fact, a judgment declaring a violation of Sections 14(a) and/or 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, unspecified damages, and unspecified costs, expenses, and attorneys’ fees. Defendants believe the claims are without merit and intend to defend vigorously against all claims asserted.

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

A summary of HSNi’s liability associated with exit activities, which is recorded in "Accrued expenses and other current liabilities" as of September 30, 2017 and 2016 in the accompanying consolidated balance sheets, are presented in the following table (in thousands):

	Employee Related Costs
	2017	2016
Balance at January 1	$3,100	$3,221
Provisions	—	—
Payments	(63)	(65)
Adjustments	—	—
Balance at September 30	$3,037	$3,156

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
The assets and liabilities of the two brands were classified as held for sale as of June 30, 2016 which resulted in a non-cash asset impairment charge of $20.4 million recorded in the second quarter of 2016 within the Cornerstone segment. During the third and fourth quarters of 2016, Cornerstone recorded an additional pre-tax loss on sale of $10.8 million. The transaction included cash charges of approximately $3.5 million related to transaction costs and employee and lease liabilities.
HSNi entered into a transition services agreement with the buyer to provide fulfillment and various back office support services through February 2017. Fees earned by HSNi under this transition services agreement were $0 and approximately$0.9 million during the three months ended September 30, 2017 and 2016, respectively, and were $0.9 million and $0.9 million during the nine months ended September 30, 2017 and 2016, respectively. These fees were included in net sales in the consolidated statements of operations.

HSNi determined the sale of these businesses would not represent a strategic shift in its business nor would it have a major effect on its consolidated results of operations, financial position or cash flows. Accordingly, the disposal group is not presented in the consolidated financial statements as a discontinued operation.

NOTE 15—MERGER

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

•	even if HSNi and Liberty complete the Liberty Merger, the combined company may fail to realize all of the anticipated benefits of the proposed Liberty Merger;

•	HSNi stockholders will have a reduced ownership and voting interest in the combined company after the Liberty Merger and will exercise less influence over management;

•	because the market price of Liberty’s Series A QVC Group common stock may fluctuate, shareholders cannot be sure of the value of the Liberty Merger consideration that you may receive;

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
Results of Operations
Overview of Results
HSNi’s net sales in the nine months ended September 30, 2017 decreased 4% to $2,389.4 million. Net sales at HSN decreased 4% to $1,628.9 million and Cornerstone’s net sales decreased 4% to $760.5 million. Both segments were impacted by a challenging and highly competitive retail environment. We also experienced increased pressure on shipping and handling revenues at both the HSN and Cornerstone segments in 2017, a trend we expect to continue. The comparability of results was impacted by the prior year's divestiture of TravelSmith and Chasing Fireflies in September 2016, with net sales of $44 million in the prior year, and the estimated benefit of $5 million in the prior year related to an additional day for leap year within the HSN segment. Additionally, in the third quarter of 2017, net sales were negatively affected by Hurricane Irma. In September, HSN implemented its business continuity plan as a result of the approach of Hurricane Irma. HSN closed its headquarters, redeployed critical personnel and relocated its broadcast studios to temporary facilities outside of the storm's track. These actions resulted in increased operating expenses and limited program effectiveness which we estimate impacted net sales and Adjusted EBITDA by $13 million and $5 million, respectively.
Digital commerce remains an essential part of our strategy to optimize the content of all our brands across multiple distributed commerce platforms. HSNi digital sales penetration represented 54% of our business in the nine months ended September 30, 2017. Sales from mobile devices, including smart phones and tablets, grew 9% and represent 24% of our total business. We will continue to invest in digital technologies to enable us to offer a highly personalized and engaging experience based on customer profile, preferences and usage.
As part of our distributed commerce strategies, we continued to invest in Cornerstone's experiential retail stores in key markets to expand consumer touch points and engagement with our brands. We have seen increased demand and higher lifetime-value customers in the regions where our retail stores are located. During the nine months ended September 30, 2017, we opened two new Ballard Designs retail stores and two Frontgate stores.
On April 26, 2017, HSNi announced the resignation of its Chief Executive Officer (the "CEO"), effective May 24, 2017. The Board established an Office of the Chief Executive consisting of the Chief Financial Officer, President of HSN & Chief Marketing Officer, and the President of Cornerstone & Chief Operating Officer to oversee the Company's day-to-day operations with the Chief Financial Officer serving as the Company's principal executive officer. During the second quarter of 2017, HSNi reversed approximately $4.5 million, or $2.8 million net of tax, of stock-based compensation expense recognized in prior periods related to the forfeiture of the former CEO's unvested awards. During the third quarter of 2017, HSNi wrote off $2.4 million of deferred tax assets associated with HSNi's former CEO's expired equity awards.
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
HSNi continued the implementation of its supply chain optimization ("SCO") initiative which includes the automation and consolidation of certain HSNi distribution centers. HSN continued phasing in its expanded automation capabilities in its Piney Flats, Tennessee distribution center in the third quarter of 2016.  HSN incurred additional costs of approximately $8.4 million in the nine months ended September 30, 2017 related to the implementation in the form of increased labor, operational inefficiencies and increased consulting costs. These costs negatively impacted gross profit by $4.6 million and operating expenses by $3.8 million. We expect that approximately $1 million of additional related costs primarily impacting operating expenses will be incurred in the fourth quarter of 2017.  Upon the project's completion, we expect to realize financial and operational benefits of the SCO initiative in the form of increased labor efficiencies, more efficient space utilization, lower transportation costs and faster customer deliveries.
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
In September 2016, HSNi completed the divestiture of two of the under-performing apparel brands within the Cornerstone portfolio, TravelSmith and Chasing Fireflies, allowing us to exclusively focus on improving the performance of our remaining strategic brands. The results of TravelSmith and Chasing Fireflies are included in the results of HSNi and Cornerstone through the date of the divestiture.
HSNi's net income in the nine months ended September 30, 2017 decreased 7% to $70.2 million. The decrease in net income was primarily due to gross profit compression as a result of the lower sales, heightened shipping and handling promotional activity and the additional costs incurred related to the SCO implementation. Net income in the current year was also negatively impacted by approximately $6.6 million of transaction costs related to the merger, a $4.6 million increase in HSN's bad debt expense associated with its Flexpay program and an estimated $5 million reduction of operating income related to Hurricane Irma (due to lost gross profit and additional $1.6 million in operating expenses). HSNi also recognized an additional $3.1 million in income tax expense from the write-off of deferred tax assets associated with equity awards that expired unexercised in third quarter of 2017. The decrease was partially offset by lower operating expenses largely associated with the Cornerstone divested businesses as well as the asset impairment and loss on sale charges of $31.6 million, or $19.9 million net of tax, recorded in the prior year related to the divestitures.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$536,200	(6)%	$569,669	$1,628,880	(4)%	$1,705,215
Cornerstone	246,362	(3)%	253,354	760,478	(4)%	788,881
Total HSNi net sales	$782,562	(5)%	$823,023	$2,389,358	(4)%	$2,494,096
HSNi net sales in the third quarter of 2017 decreased 5%, or $40.5 million, due to a 6% sales decline at HSN and a 3% decline at Cornerstone. HSNi's net sales were negatively impacted by Hurricane Irma by an estimated $13 million in the third quarter of 2017. The prior year results included approximately $12.5 million of net sales for TravelSmith and Chasing Fireflies, two Cornerstone brands divested in the third quarter of 2016. Digital sales penetration increased 90 basis points to 53.6%. Digital sales decreased 3% compared to the prior year; excluding the divestitures, digital sales decreased 1%. Mobile sales grew 8% and as a percentage of digital sales were 47.4%, up from 42.5% in the prior year. Gross units shipped in the third quarter of 2017 decreased 3% to 14.4 million compared to 14.9 million in the prior year and the average price point decreased 3% to $60.11.
HSNi net sales in the nine months ended September 30, 2017 decreased 4%, or $104.7 million, due to a 4% decline at HSN and a 4% decline at Cornerstone. HSNi's net sales in the current year were negatively impacted by Hurricane Irma by an estimated $13 million. The prior year results included approximately $43.6 million of net sales for TravelSmith and Chasing Fireflies, two Cornerstone brands divested in the third quarter of 2016 and the benefit of an additional day for leap year at HSN. Digital sales penetration increased 170 basis points to 54.1%. Digital sales decreased 1% compared to the prior year; however, excluding the divestitures, digital sales increased 2%. Mobile sales grew 9% and as a percentage of digital sales were

45.3%, up from 41.0% in the prior year. Gross units shipped in the nine months ended September 30, 2017 decreased 4% to 42.4 million and the average price point decreased 1% to $62.22.
HSN
HSN net sales in the third quarter of 2017 decreased 6%, or $33.5 million. The negative impact of Hurricane Irma in the current quarter is estimated to be approximately $13 million. Sales decreased in electronics, apparel & accessories and beauty, offset by increases in fitness and home.  Shipping and handling revenues decreased 8% primarily due to a reduction in HSN's standard shipping rates which became effective in August 2016. The 12-month active customer file decreased 6%. Digital sales decreased 3% while penetration increased 130 basis points to 46.1%. The return rate improved 150 basis points from 16.5% to 15.0% primarily due to a shift in sales mix to categories with lower return rates as well as a downward trend in many product categories. Units shipped decreased 2% to 11.6 million and average price point decreased 6% to $52.18 largely due changes in product mix.
HSN net sales in the nine months ended September 30, 2017 decreased 4%, or $76.3 million. The current period was negatively impacted by an estimated $13 million due to Hurricane Irma while the prior year period had the benefit of having an additional day for leap year in the first quarter of 2016. Sales decreased in electronics, beauty and jewelry, partially offset by increases in home, wellness and fitness. Shipping and handling revenues decreased 23% primarily due to an August 2016 reduction in HSN's standard shipping rates and an increase in shipping and handling promotions. Digital sales grew 1% and penetration increased 230 basis points to 46.4%. Mobile sales grew 9% and as a percentage of digital sales were 55.7%, up from 51.5% in the prior year. The return rate improved 160 basis points from 16.9% to 15.3% primarily due to a shift in sales mix to categories with lower return rates as well as continuing to experience lower than historical return rates in many product categories. Average price point decreased 3% to $53.88 driven by changes in product mix. Units shipped decreased 2% to 34.2 million.
Divisional retail product sales mix at HSN is provided in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Jewelry	8.6%	8.3%	8.5%	8.7%
Fashion (apparel & accessories)	16.8%	16.9%	17.8%	17.2%
Beauty & Health (including beauty, wellness and fitness)	21.2%	20.2%	22.5%	22.6%
Home & Other (including home, electronics, kitchen and other)	53.4%	54.6%	51.2%	51.5%
Total	100.0%	100.0%	100.0%	100.0%

Cornerstone
Cornerstone net sales in the third quarter of 2017 decreased 3%, or $7.0 million. Sales increased at Ballard Designs, Garnet Hill, and Grandin Road. Digital sales decreased 4% and penetration decreased 50 basis points to 69.7%. Mobile sales grew 14% and as a percentage of digital sales were 33.0%, up from 27.9% in the prior year. Units shipped decreased 11% while average price point increased 10% to $93.08. Catalog circulation decreased 16% to 61.8 million. The return rate was 13.2% compared to 12.3% in the prior year. As of September 30, 2017, Cornerstone had a total of 19 stores open compared to 17 stores as of September 30, 2016.
Cornerstone net sales in the nine months ended September 30, 2017 decreased 4%, or $28.4 million. Sales increased at Ballard Designs, Garnet Hill and Grandin Road. Digital sales decreased 3% while penetration increased 20 basis points to 70.3%. Mobile sales grew 11% and as a percentage of digital sales were 30.6%, up from 26.7% in the prior year. Units shipped decreased 10% and average price point increased 8%. Catalog circulation decreased 17% to 198.0 million. The return rate was 13.3% compared to 12.7% in the prior year.
The divestiture of TravelSmith and Chasing Fireflies in September 2016 impacted the comparability between periods of net sales and of certain sales-related operating metrics. Excluding the divestitures, for the three months ended September 30, 2017, net sales increased 2%; digital sales increased 2%; units shipped were flat; and average price point increased 3% compared to prior year. Excluding the divestitures, for the nine months ended September 30, 2017, net sales increased 2%; digital sales grew 3%; units shipped increased 3%; and average price point increased 1%. Excluding the divestitures, for the three and nine month periods ended September 30, 2017, catalog circulation decreased 3% and 9%, respectively, which was largely due to timing and the strategic decision to allocate additional spend towards digital advertising.

The brand mix at Cornerstone is provided in the table below (as a percentage of net sales):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016 (b)	2017	2016 (b)
Home brands (Ballard Designs, Frontgate, Grandin Road and Improvements) (a)	84.4%	81.5%	84.8%	80.8%
Apparel brands (Chasing Fireflies, Garnet Hill and TravelSmith) (a)	15.6%	18.5%	15.2%	19.2%
Total	100.0%	100.0%	100.0%	100.0%
(a) Classification is based on the brands' primary product category which it sells; however, each brand sells products from other categories to a lesser extent.
(b) The three and nine months ended September 30, 2016 includes the results of Chasing Fireflies and TravelSmith.

Cost of Sales and Gross Profit
Cost of sales consists primarily of the cost of products sold, shipping and handling costs and compensation and other employee-related costs for personnel engaged in supply chain functions. Cost of products sold includes merchandise cost, inbound freight and duties and certain allocable general and administrative costs, including certain warehouse costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
Gross profit:
HSN	$181,331	(5)%	$189,961	$559,290	(5)%	$586,361
As a percentage of HSN net sales	33.8%	50 bps	33.3%	34.3%	(10 bps)	34.4%
Cornerstone	$87,854	(3)%	$90,115	$279,406	(5)%	$295,017
As a percentage of Cornerstone net sales	35.7%	10 bps	35.6%	36.7%	(70 bps)	37.4%
HSNi	$269,185	(4)%	$280,076	$838,696	(5)%	$881,378
As a percentage of HSNi net sales	34.4%	40 bps	34.0%	35.1%	(20 bps)	35.3%
bps = basis points

HSN
Gross profit for HSN in the third quarter of 2017 decreased 5%, or $8.6 million, driven by the decrease in net sales. Gross profit as a percentage of net sales increased 50 basis points to 33.8% primarily due to an increase in product margins due to changes in product mix and rate increases in certain divisions, partially offset by outbound shipping rate increases and higher fulfillment costs.
Gross profit for HSN in the nine months ended September 30, 2017 decreased 5%, or $27.1 million, driven by the decrease in net sales. Gross profit as a percentage of net sales decreased 10 basis points to 34.3% primarily due to a decrease in shipping revenues and higher shipping and fulfillment costs, partially offset by an increase in product margins and lower inventory reserves due to a change in estimate. The increase in shipping and fulfillment costs was primarily due to the ongoing implementation of HSNi's SCO initiative which resulted in higher labor costs and operational inefficiencies of approximately $4.6 million during the nine months ended September 30, 2017. The increase in shipping costs was also attributed to annual rate increases with HSNi's outbound shipping carriers. During the second quarter of 2017, HSN reduced its inventory reserve estimates for certain product categories which increased gross profit by $3.3 million, or 20 basis points.
Cornerstone
Gross profit for Cornerstone in the third quarter of 2017 decreased 3%, or $2.3 million and gross profit as a percentage of net sales increased 10 basis points to 35.7%. Excluding the divestitures, gross profit increased 3% and gross profit as a percentage of net sales increased 10 basis points primarily due to higher product and shipping margins, partially offset by higher returns activity and inventory shrinkage adjustments.
Gross profit for Cornerstone in the nine months ended September 30, 2017 decreased 5%, or $15.6 million, and gross profit as a percentage of net sales decreased 70 basis points to 36.7%. Excluding the divestitures, gross profit was up slightly to prior year while gross profit as a percentage of net sales decreased 70 basis points largely due to promotional activity in the home brands, partially offset by higher product margins primarily driven by strategic pricing initiatives.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$103,684	—%	$103,809	$306,249	(1)%	$310,251
As a percentage of HSN net sales	19.3%	110 bps	18.2%	18.8%	60 bps	18.2%
Cornerstone	$70,335	(6)%	$74,976	$211,829	(10)%	$235,751
As a percentage of Cornerstone net sales	28.5%	(110 bps)	29.6%	27.9%	(200 bps)	29.9%
HSNi	$174,019	(3)%	$178,785	$518,078	(5)%	$546,002
As a percentage of HSNi net sales	22.2%	50 bps	21.7%	21.7%	(20 bps)	21.9%

HSNi's selling and marketing expense in the third quarter of 2017 decreased $4.8 million and was 22.2% of net sales compared to 21.7% in the prior year. Excluding the divestitures, HSNi's selling and marketing expense increased 1%, or $2.0 million, in the third quarter of 2017 compared to the prior year. HSNi's selling and marketing expense in the nine months ended September 30, 2017 decreased $27.9 million and was 21.7% of net sales compared to 21.9% in the prior year. Excluding the divestitures, HSNi's selling and marketing expense decreased 1% or $4.2 million, in the nine months ended September 30, 2017 compared to the prior year.
HSN
HSN's selling and marketing expense in the third quarter of 2017 decreased $0.1 million and was 19.3% of net sales compared to 18.2% in the prior year. The decrease in expense is primarily due to decreases in digital marketing, offset by higher employee-related costs. As a percentage of net sales, the increase was due to decreased leverage over fixed costs as a result of the decline in net sales.
HSN's selling and marketing expense in the nine months ended September 30, 2017 decreased $4.0 million and was 18.8% of net sales compared to 18.2% in the prior year. The decrease in expense is primarily due to higher advertising and media costs in the prior year related to the expansion of HSN's wholesale business and direct-response television marketing; partially offset by higher consulting costs in the current year related to brand strategy and customer research initiatives.
Cornerstone
Cornerstone's selling and marketing expense in the third quarter of 2017 decreased $4.6 million and was 28.5% of net sales compared to 29.6% in the prior year. Excluding the divestitures, selling and marketing expense increased $2.2 million due to an increase in costs related to Cornerstone's additional retail stores and an increase in digital marketing. These costs were partially offset by a decrease in catalog costs as Cornerstone continued to allocate more of its marketing efforts towards digital.
Cornerstone's selling and marketing expense in the nine months ended September 30, 2017 decreased $23.9 million and was 27.9% of net sales compared to 29.9% in the prior year. Excluding the divestitures, selling and marketing expense was consistent with the prior year due to a decrease in catalog circulation, partially offset by increases in digital marketing and costs related to Cornerstone's additional retail stores.

General and Administrative Expense
General and administrative expense consists primarily of compensation and other employee-related costs (including stock-based compensation) for personnel engaged in finance, legal, tax, human resources, information technology and executive management functions; bad debts; facilities costs; and fees for professional services.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$38,037	19%	$31,884	$117,448	14%	$102,783
As a percentage of HSN net sales	7.1%	150 bps	5.6%	7.2%	120 bps	6.0%
Cornerstone	$11,746	9%	$10,819	$36,364	—%	$36,335
As a percentage of Cornerstone net sales	4.8%	50 bps	4.3%	4.8%	20 bps	4.6%
HSNi	$49,783	17%	$42,703	$153,812	11%	$139,118
As a percentage of HSNi net sales	6.4%	120 bps	5.2%	6.4%	80 bps	5.6%

HSNi’s general and administrative expense in the third quarter of 2017 increased 17%, or $7.1 million, and was 6.4% of net sales compared to 5.2% in the prior year. HSNi’s general and administrative expense in the nine months ended September 30, 2017 increased 11%, or $14.7 million, and was 6.4% of net sales compared to 5.6% in the prior year.
HSN
HSN's general and administrative expense in the third quarter of 2017 increased 19%, or $6.2 million, and was 7.1% of net sales compared to 5.6% in the prior year. The increase is primarily due to higher employee-related costs related to performance-based incentives largely as a result of accrual adjustments recognized in the prior year and a $1.8 million increase in bad debt expense. Additionally, HSN incurred approximately $1.6 million in expenses related to Hurricane Irma and approximately $0.7 million in consulting services related to the SCO implementation.
HSN's general and administrative expense in the nine months ended September 30, 2017 increased 14%, or $14.7 million, and was 7.2% of net sales compared to 6.0% in the prior year. The increase is primarily due to an increase in employee-related costs, particularly for performance-based incentives, and a $4.6 million increase in bad debt expense primarily related to HSN's Flexpay program. Additionally, HSN incurred approximately $3.8 million in additional costs related to the SCO implementation primarily for consulting services and approximately $1.6 million in expenses related to Hurricane Irma. These increases were partially offset by a $5.9 million decrease in stock-based compensation expense primarily due to the resignation of HSNi's former Chief Executive Officer in the second quarter of 2017.
Cornerstone
Cornerstone's general and administrative expense in the third quarter of 2017 increased 9%, or $0.9 million, and was 4.8% of net sales compared to 4.3% in the prior year. The increase is primarily due to higher employee-related costs.
Cornerstone's general and administrative expense in the nine months ended September 30, 2017 was $36.4 million, up slightly from the prior year, and was 4.8% of net sales compared to 4.6% in the prior year. General and administrative expense decreased as a result of the divestitures and a $1.2 million decrease in stock-based compensation expense primarily related to the resignation of HSNi's former Chief Executive Officer, offset by an increase in employee-related costs, particularly for performance-based incentives.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$7,690	5%	$7,304	$23,213	8%	$21,582
Cornerstone	3,444	7%	3,214	9,845	(3)%	10,163
HSNi	$11,134	6%	$10,518	$33,058	4%	$31,745
As a percentage of HSNi net sales	1.4%	10 bps	1.3%	1.4%	10 bps	1.3%

Depreciation and amortization in the third quarter of 2017 increased 6%, or $0.6 million. Depreciation and amortization in the nine months ended September 30, 2017 increased 4%, or $1.3 million. The increases were primarily related to the assets associated with HSN's SCO initiative.

Loss on Sale of Businesses and Asset Impairment
During the second quarter of 2016, HSNi committed to a plan to sell Chasing Fireflies and TravelSmith, two of the apparel brands included within the Cornerstone segment. The assets and liabilities of the two brands were classified as held for sale as of June 30, 2016 and measured at their fair values less the estimated selling costs. As a result, Cornerstone recorded a non-cash asset impairment charge of $20.4 million in the second quarter of 2016.
On September 8, 2016, Cornerstone completed the divestiture of TravelSmith and Chasing Fireflies.  In the third quarter of 2016, Cornerstone recorded a loss on sale of $11.2 million, which included $3.8 million of cash charges related to transaction costs and employee and lease liabilities.
Net sales for Chasing Fireflies and TravelSmith were $12.5 million and $43.6 million for the three and nine month periods ended September 30, 2016, respectively. The pre-tax operating loss for the two brands, excluding asset impairment charges and the loss on sale, was approximately $4 million and $13 million for the three and nine month periods ended September 30, 2016. See Note 14 of Notes to Consolidated Financial Statements for further discussion.

Transaction Costs

On July 6, 2017, HSNi and Liberty jointly announced that they had entered into an agreement whereby Liberty will acquire the approximately 62% of HSNi it does not already own in an all-stock transaction ("Liberty Merger Agreement").  In connection with the Liberty Merger Agreement, during the three and nine month periods ended September 30, 2017, HSNi incurred approximately $1.3 million and $6.6 million, respectively, of costs for financial advisory and legal services. For additional information on the pending merger, refer to Note 15 of Notes to Consolidated Financial Statements.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$30,999	(34)%	$46,963	$107,722	(29)%	$151,745
As a percentage of HSN net sales	5.8%	(240 bps)	8.2%	6.6%	(230 bps)	8.9%
Cornerstone	$1,945	119%	$(10,088)	$19,383	203%	$(18,827)
As a percentage of Cornerstone net sales	0.8%	480 bps	(4.0)%	2.5%	490 bps	(2.4)%
HSNi	$32,944	(11)%	$36,875	$127,105	(4)%	$132,918
As a percentage of HSNi net sales	4.2%	(30 bps)	4.5%	5.3%	-	5.3%
HSNi's operating income in the third quarter of 2017 decreased 11%, or $3.9 million, and was 4.2% of net sales compared to 4.5% in the prior year. The decrease in operating income was due to a 5% decrease in net sales, partially offset by a 40 basis point increase in gross profit as a percentage of net sales and a $7.0 million decrease in operating expenses. HSNi's operating income in the nine months ended September 30, 2017 decreased 4%, or $5.8 million, and was 5.3% of net sales, consistent with the prior year. The decrease was due to a 4% decrease in net sales and 20 basis point decline in gross profit as a percentage of net sales, partially offset by a $36.9 million decrease in operating expenses. The decrease in operating expenses was largely due to the divestitures, including the prior year's operating expenses, $11.2 million loss on sale and $20.4 million asset impairment charge; and lower stock-based compensation expense driven by the forfeiture of the former CEO's unvested awards; partially offset by approximately $6.6 million in transaction costs related to the Liberty Merger Agreement, higher employee-related costs, a $4.6 million increase in bad debt expense, and approximately $3.8 million in consulting costs related to the SCO implementation.
HSN
HSN's operating income in the third quarter of 2017 decreased 34%, or $16.0 million, and was 5.8% of net sales compared to 8.2% in the prior year. The decrease was due to a 6% decrease in net sales and $7.3 million increase in operating expenses, partially offset by a 50 basis point increase in gross profit as a percentage of net sales. HSN's operating income in the nine months ended September 30, 2017 decreased 29%, or $44.0 million, and was 6.6% of net sales, compared to 8.9% the prior year. The decrease was due to a 4% decrease in net sales, 10 basis point decline in gross profit as a percentage of net sales and $17.0 million increase in operating expenses.
Cornerstone
Cornerstone's operating income in the third quarter of 2017 was $1.9 million compared to an operating loss of $10.1 million in the prior year. The third quarter of 2016 includes the results of the divested businesses, including a loss on sale businesses of $11.2 million and an operating loss of $4.4 million. Cornerstone's operating income in the nine months ended September 30, 2017 was $19.4 million compared to an operating loss of $18.8 million in the prior year. The nine months ended September 30, 2016 includes the results of the divested businesses, including a loss on sale businesses of $11.2 million, asset impairment charges of $20.4 million and an operating loss of $13.4 million.
Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure. Please refer to Note 4 of Notes to Consolidated Financial Statements for a discussion of the usefulness of this metric and for the reconciliation of operating income to Adjusted EBITDA for HSNi's operating segments and to HSNi's consolidated net income.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
HSN	$42,573	(27)%	$58,020	$141,653	(23)%	$184,990
As a percentage of HSN net sales	7.9%	(230 bps)	10.2%	8.7%	(210 bps)	10.8%
Cornerstone	$6,822	40%	$4,889	$33,246	28%	$26,052
As a percentage of Cornerstone net sales	2.8%	90 bps	1.9%	4.4%	110 bps	3.3%
HSNi	$49,395	(21)%	$62,909	$174,899	(17)%	$211,042
As a percentage of HSNi net sales	6.3%	(130 bps)	7.6%	7.3%	(120 bps)	8.5%
HSNi's Adjusted EBITDA in the third quarter of 2017 decreased 21%, or $13.5 million, and was 6.3% of net sales compared to 7.6% in the prior year. Operating expenses (excluding non-GAAP adjustments discussed in Note 4 of Notes to Consolidated Financial Statements) increased $2.6 million and as a percentage of net sales were 28.1% compared to 26.4% in the prior year.
HSNi's Adjusted EBITDA in the nine months ended September 30, 2017 decreased 17%, or $36.1 million, and was 7.3% of net sales compared to 8.5% in the prior year. Operating expenses (excluding non-GAAP adjustments discussed in Note 4 of Notes to Consolidated Financial Statements) decreased $6.5 million and as a percentage of net sales were 27.8% compared to 26.9% in the prior year.
HSN
HSN's Adjusted EBITDA for the third quarter of 2017 decreased 27%, or $15.4 million, and was 7.9% of net sales compared to 10.2% in the prior year. Operating expenses (excluding non-GAAP adjustments discussed in Note 4 of Notes to Consolidated Financial Statements) increased $6.8 million and as a percentage of net sales were 25.9% compared to 23.2% in the prior year. Adjusted EBITDA was negatively impacted by Hurricane Irma by an estimated $5 million (due to lost gross profit and $1.6 million of additional expenses incurred) and $1.3 million of additional costs related to the SCO implementation.
HSN's Adjusted EBITDA in the nine months ended September 30, 2017 decreased 23%, or $43.3 million, and was 8.7% of net sales compared to 10.8% in the prior year. Operating expenses (excluding non-GAAP adjustments discussed in Note 4 of Notes to Consolidated Financial Statements) increased $16.3 million and as a percentage of net sales were 25.6% compared to 23.5% in the prior year. Adjusted EBITDA was negatively impacted by Hurricane Irma by an estimated $5 million (due to lost gross profit and $1.6 million of additional expenses incurred) and $8.4 million of additional costs related to the SCO implementation.
Cornerstone
Cornerstone's Adjusted EBITDA for the third quarter of 2017 increased 40%, or $1.9 million, and was 2.8% of net sales compared to 1.9% in the prior year. Operating expenses (excluding non-GAAP adjustments discussed in Note 4 of Notes of Consolidated Financial Statements) decreased $4.2 million and as a percentage of net sales were 32.8% compared to 33.6% in the prior year. Excluding the divestitures, Adjusted EBITDA decreased $1.6 million, or 19%.
Cornerstone's Adjusted EBITDA in the nine months ended September 30, 2017 increased 28%, or $7.2 million, and was 4.4% of net sales compared to 3.3% in the prior year. Operating expenses as a percentage of net sales (excluding non-GAAP adjustments discussed in Note 4 of Notes to Consolidated Financial Statements) decreased $22.8 million and were 32.3% compared to 34.0% in the prior year. Excluding the divestitures, Adjusted EBITDA decreased $4.9 million, or 13%.
Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	Change	2016	2017	Change	2016
	(Dollars in thousands)			(Dollars in thousands)
Interest income	$164	31%	$125	$590	165%	$223
Interest expense	(4,181)	1%	(4,126)	(12,316)	1%	(12,211)
Total other expense, net	$(4,017)	—%	$(4,001)	$(11,726)	(2)%	$(11,988)
As a percentage of HSNi net sales	0.5%	-	0.5%	0.5%	-	0.5%

Interest expense for the three and nine months ended September 30, 2017 was $4.0 million and $11.7 million, respectively, relatively unchanged from the prior year due to lower average outstanding debt balances being offset by a higher average interest rate. The interest rate swaps as of September 30, 2017 and 2016 effectively converted $250.0 million and $187.5 million, respectively, of our variable rate term loan to a fixed rate. See further discussion in Liquidity and Capital Resources.
Income Tax Provision
For the three and nine months ended September 30, 2017, HSNi recorded a tax provision of $12.7 million and $45.1 million, which represents effective tax rates of 43.9% and 39.1%, respectively. For the three and nine months ended September 30, 2016, HSNi recorded a tax provision of $12.7 million and $45.7 million, which represents effective tax rates of 38.7% and 37.8%, respectively.
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
The increase in the effective tax rates is primarily due to the write-off of approximately $3.1 million of deferred tax assets associated with equity awards that expired unexercised during the third quarter of 2017, including $2.4 million associated with HSNi's former Chief Executive Officer's equity awards. The increase in the effective tax rate was partially offset by a decrease of $0.9 million related to the release of tax reserves for uncertain tax positions for which the statute of limitations has expired.

Liquidity and Capital Resources
As of September 30, 2017, HSNi had $20.6 million of cash and cash equivalents compared to $42.7 million as of December 31, 2016 and $67.4 million as of September 30, 2016.
Net cash provided by operating activities for the nine months ended September 30, 2017 was $109.6 million compared to $114.1 million in the prior year, a decrease of $4.6 million, which was primarily due to a decrease in operating performance

(excluding non-cash items) partially offset by changes in working capital. Cash provided by accounts receivables in 2017 increased compared to the prior year due to collections of a higher outstanding accounts receivable balance at the end of 2016 compared to 2015, partially offset by expanded offers of HSN's Flexpay program in 2017. HSN expects to continue to use its offering of Flexpay, when appropriate, as a tool to drive profitable revenue growth. Working capital was negatively impacted in 2017 by the timing of accounts payable.
Net cash used in investing activities for the nine months ended September 30, 2017 was $37.1 million primarily for capital expenditures for investments in information technology, the retail store expansion at Cornerstone, our distribution centers and digital commerce.
Net cash used in financing activities for the nine months ended September 30, 2017 was $94.7 million. Borrowings of HSNi's long-term debt net of repayments during the current year period, including for the term loan and revolving credit facility, were $38.8 million. HSNi has paid three quarterly cash dividends of $0.35 per share in 2017, representing total payments of $55.0 million.

On January 27, 2015, HSNi entered into a $1.25 billion five-year syndicated Credit Agreement. The Credit Agreement, which includes a $750 million revolving credit facility and a $500 million term loan, may be increased up to $1.75 billion subject to certain conditions and expires January 27, 2020. As of September 30, 2017, total debt of $476.3 million was outstanding.

The Credit Agreement includes various covenants, limitations and events of default customary for similar facilities including a maximum leverage ratio of 3.50x and a minimum interest coverage ratio of 3.00x. HSNi was in compliance with all such covenants as of September 30, 2017 with a leverage ratio of 1.8x and an interest coverage ratio of 17.9x. The Credit Agreement also contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions to third parties, repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. The Credit Agreement also contains provisions that limit the ability of HSNi to make Restricted Payments, defined as cash dividends, distribution of other property, repurchase of the Company’s common stock, prepayment or redemption of debt, etc., however, so long as the Company’s leverage ratio is below 3.00x after giving pro forma effect to any proposed Restricted Payments, the amount of such Restricted Payments are not limited. In the event the Company’s leverage ratio is equal to or greater than 3.00x or after giving pro forma effect to any proposed Restricted Payments, then such Restricted Payments are limited to $150 million in any such fiscal year. The current quarter cash dividend of $0.35 per share, or approximately $1.40 on an annualized basis, represents a Restricted Payment of approximately $18.3 million.  Dividends, loans or advances to HSNi by its subsidiaries are not restricted by the Credit Agreement.

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
The amount available under the Credit Agreement is reduced by the amount of commercial and standby letters of credit issued under the revolving credit facility, which totaled $14.5 million as of September 30, 2017. The ability to draw funds under the revolving credit facility is dependent upon meeting the aforementioned financial covenants, which may limit HSNi’s ability to draw the full amount of the facility. As of September 30, 2017, the additional amount that could be borrowed under the revolving credit facility, in consideration of the financial covenants and outstanding letters of credit, was approximately $429.8 million.
To reduce our future exposure to rising interest rates under our credit facility, we entered into interest rate swaps that effectively converted $187.5 million of our variable rate term loan to a fixed-rate of 0.8525% through April 2017, and then increased to $250.0 million through January 2020 with a fixed rate of 1.05% (in both cases the swapped fixed rate is exclusive of the credit spread under the Credit Agreement). Based on HSNi's leverage ratio as of September 30, 2017, the all-in fixed rate was 2.3525%. For additional information related to our interest rate swap, refer to Note 7 of Notes to Consolidated Financial Statements.
Effective January 27, 2015, HSNi's Board of Directors authorized a 4 million share repurchase program which allows HSNi to purchase shares of its common stock from time to time through privately negotiated and/or open market transactions. The timing of any repurchases and actual number of shares repurchased depends on a variety of factors, including the stock price, corporate and regulatory requirements, restrictions under HSNi’s debt obligations and other market and economic conditions. During the nine months ended September 30, 2017, there were no shares repurchased. As of September 30, 2017, approximately 2.7 million shares remain authorized for repurchase under the program. As a result of the pending merger contemplated by the Liberty Merger Agreement, HSNi has agreed not to make additional repurchases.
HSNi anticipates it will need to make capital and other expenditures in connection with the development and expansion of its operations. Our capital expenditures for fiscal 2017 are expected to be approximately $50 million and primarily relate to investments in information technology, approximately $12 million for Cornerstone's retail expansion; our distribution centers, including our warehouse automation project; and digital commerce. HSNi’s ability to fund its cash and capital needs will be affected by its ongoing ability to generate cash from operations, the overall capacity and terms of its financing arrangements as discussed above, and access to the capital markets. HSNi believes that its cash on hand, its anticipated operating cash flows, its available unused portion of the revolving credit facility and its access to capital markets will be sufficient to fund its operating needs, capital, investing and other commitments and contingencies for the foreseeable future.
In the fourth quarter of 2017, HSNi's Board of Directors approved a cash dividend of $0.35 per common share payable December 15, 2017 to shareholders of record as of December 6, 2017.

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
Our management, including our Principal Executive and Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of September 30, 2017. Based on that evaluation, management has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to ensure that information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we are involved in various legal matters arising out of our operations. These matters may relate to claims involving corporate matters, property, personal injury, contract, intellectual property (including patent infringement), sales tax, product recalls, regulatory compliance, employment matters and other claims. As of the date of this filing, we are not a party to any legal proceedings that are reasonably expected to have a material adverse effect on our business, results of operations, financial condition or cash flows; however, litigation matters are subject to inherent uncertainties and the results of these matters cannot be predicted with certainty. An unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows. Moreover, any claims or regulatory actions against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time and result in the diversion of significant operational resources.

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

•
HSNi will have expended significant time, resources and incurred transactions costs, including in the form of legal, accounting and financial advisory fees, that could otherwise have been spent on HSNi’s existing businesses and the pursuit of other opportunities that could have been beneficial to HSNi, and HSNi’s ongoing business and financial results may be adversely affected.

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

Based on the number of issued and outstanding shares of Series A and Series B QVC Group common stock and shares of HSNi common stock as of September 30, 2017, and on the exchange ratio of 1.65 shares of Series A QVC Group common stock for every outstanding share of HSNi common stock (other than shares of HSNi common stock held by Liberty and its wholly-owned subsidiaries), after the Liberty Merger HSNi stockholders (other than Liberty and its wholly-owned subsidiaries) are expected to become owners of approximately 10.9% of the undiluted equity and 7.1% of the undiluted voting power of the QVC Group, without giving effect to any shares of QVC Group common stock held by HSNi stockholders prior to the completion of the Liberty Merger. Even if all former HSNi stockholders voted together on all matters presented to QVC Group stockholders from time to time, the former HSNi stockholders would exercise significantly less influence over the QVC Group after the completion of the Liberty Merger relative to their influence over HSNi prior to the completion of the Liberty Merger, and thus would have a less significant impact on the approval or rejection of future QVC Group proposals submitted to a stockholder vote.

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

The Liberty Merger involves numerous operational, strategic, financial, accounting, legal, tax and other risks; potential liabilities associated with the acquired businesses; and uncertainties related to design, operation and integration of HSNi’s internal control over financial reporting. Difficulties in integrating HSNi into Liberty’s QVC Group may result in HSNi performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. HSNi’s and Liberty’s existing businesses could also be negatively impacted by the Liberty Merger. Potential difficulties that may be encountered in the integration process include, among other factors:

•
the inability to successfully integrate the businesses of HSNi into Liberty’s QVC Group in a manner that permits the QVC Group to achieve the full revenue and cost savings anticipated from the Liberty Merger;

•	complexities associated with managing the larger, more complex, integrated business;

•	not realizing anticipated operating synergies;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high-quality customer service;

•	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Liberty Merger;

•	loss of key employees;

•
performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Liberty Merger and integrating HSNi’s operations into the QVC Group; and

•	the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.

Litigation Relating to the Merger

On September 7, 2017, a putative class action complaint was filed by a purported HSNi stockholder in the United States District Court for the District of Delaware: McClure v. HSN, Inc., et al., Case No. 1:17-cv-01279. The complaint names as defendants HSNi and members of the HSNi board. The complaint asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated thereunder, and alleges that HSNi and the members of the HSNi board caused a registration statement that allegedly omitted material information to be filed in connection with the merger, which allegedly rendered the registration statement false and misleading. The complaint further alleges that the members of the HSNi board acted as controlling persons of HSNi and had knowledge of the allegedly false statements contained in the registration statement or were negligent in not knowing that material information was allegedly omitted from the registration statement. Among other relief, the complaint seeks a declaration certifying a class, an injunction to prevent the merger from proceeding unless and until HSNi discloses the material information allegedly omitted from the registration statement, unspecified damages, and unspecified costs, expenses and attorneys’ fees. Defendants believe the claims are without merit and intend to defend vigorously against all claims asserted. Defendant's deadline to respond to the complaint is on or before November 13, 2017.

On September 28, 2017, a putative class action complaint was filed by a purported HSNi stockholder in the United States District Court for the Middle District of Florida: Palkon v. HSN, Inc., et al., Case No. 8:17-cv-2271. The complaint names as defendants HSNi, members of the HSNi board, Liberty Interactive, and Merger Sub. The complaint asserts claims under Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and rules and regulations promulgated thereunder, and alleges that HSNi and the members of the HSNi board caused a registration statement that omitted material information to be filed in connection with the merger, which allegedly rendered the registration statement false and misleading. The complaint further alleges that the members of the HSNi board, Liberty Interactive, and Merger Sub acted as controlling persons of HSNi, were involved in the making and composition of the registration statement, and had knowledge of the allegedly false statements contained in the registration statement. The complaint seeks, among other relief, an injunction to prevent the merger from proceeding, rescission of the merger, an order directing HSNi to disseminate a registration statement that does not contain any untrue statements of material fact, a judgment declaring a violation of Sections 14(a) and/or 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder, unspecified damages, and unspecified costs, expenses, and attorneys’ fees. Defendants believe the claims are without merit and intend to defend vigorously against all claims asserted.

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
As a result of the pending merger contemplated by the Liberty Merger Agreement, HSNi has agreed not to make additional repurchases. For additional information of the Liberty Merger Agreement, see Note 15 of Notes to Consolidated Financial Statements.
As of September 30, 2017, there were 2,695,579 shares available for repurchase. During the third quarter of 2017, there were no repurchases.
Refer to Note 6 of Notes to Consolidated Financial Statements and Management’s Discussion and Analysis- Liquidity and Capital Resources for a discussion of restrictions on the payment of dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Document	Method of Filing

10.1	HSN, Inc. Amended and Restated Named Executive Officer and Executive Vice President Severance Plan	Filed herewith

10.2	HSN, Inc. Amended and Restated Nonqualified Deferred Compensation Plan	Filed herewith

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

101
The following financial information from HSNi’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2017, December 31, 2016 and September 30, 2016, (iv) Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2017 and Year Ended December 31, 2016, (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016, and (vi) Notes to the Consolidated Financial Statements.
Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2017	By:	/S/ Rod Little
Rod Little Chief Financial Officer (Duly Authorized Officer and Principal Executive, Financial and Accounting Officer)